Form 10-Q
period 1996-06-30
CROWN ENERGY CORP
filed 1996-08-14
CIK 876528

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1996

                                OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number                             0-19365


                            CROWN ENERGY CORPORATION
      (Exact name of registrant as specified in its charter)

              Utah                                           87-0368981
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

             215 South State, Suite 550, Salt Lake City, Utah, 84111
               (Address of principal executive offices, zip code)

                                  (801) 537-5610
       (Registrant's telephone number, including area code)

                                  Not applicable
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

There were 10,932,616 shares of $.02 par value common stock outstanding as of August 13, 1996.



                     CROWN ENERGY CORPORATION

                              INDEX
                                                          PAGE(S)


PART I.        Financial Information


     ITEM 1.   Financial Statements

               Condensed Consolidated Balance Sheet at June 30,
                  1996 (unaudited) and December 31, 1995        3

               Condensed Consolidated Statement of Income for the Three
                  Months ended June 30, 1996 and 1995 (unaudited)5

               Condensed Consolidated Statement of Income for the Six
                  Months ended June 30, 1996 and 1995 (unaudited)6

               Condensed Consolidated Statement of Stockholder's Equity
                  (unaudited)                                   7

               Condensed Consolidated Statement of Cash Flows for the
                  Six Months ended June 30, 1996 and 1995 (unaudited)8

               Notes to Condensed Consolidated Financial Statements
                  (unaudited)                                  10


     ITEM 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations         13


PART II.       Other Information

     ITEM 1.   Legal Proceedings                               15

     ITEM 2.   Changes in Securities                           15

     ITEM 3.   Defaults upon Senior Securities                 15

     ITEM 4.   Submission of Matters to a Vote of Security Holders15

     ITEM 5.   Other Information                               15

     ITEM 6.   Exhibits and Reports on Form 8-K                15


PART III.      Signatures                                      16

                   PART I-FINANCIAL INFORMATION
                  ITEM 1.  FINANCIAL STATEMENTS

                     CROWN ENERGY CORPORATION

              CONDENSED CONSOLIDATED BALANCE SHEETS

                              ASSETS

                                               June 30,
                                                1996           December 31,
                                              [unaudited]           1995

CURRENT ASSETS:
     Cash                                     $176,300           $97,247
     Joint interest and trade accounts
          receivable                            14,551            37,697
     Other current assets                       23,209                 0
          Total Current Assets                 214,060           134,944

PROPERTY AND EQUIPMENT                           3,770             5,782
     (net of accumulated depreciation)

INVESTMENT IN OIL AND GAS PROPERTIES         1,117,158         1,145,214
     (full cost method, net of accumulated
          depletion)

INVESTMENT IN OIL SAND PROPERTIES            2,855,504         2,733,080

OTHER ASSETS                                   325,230           325,230



          TOTAL ASSETS                      $4,515,723        $4,344,250


                     CROWN ENERGY CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEETS
               LIABILITIES AND STOCKHOLDERS' EQUITY

                                               June 30,
                                                  1996       December 31,
                                                     [unaudited]   1995

CURRENT LIABILITIES
     Accounts payable                          $129,159         $244,314
     Current portion of long-term debt           54,574           67,372
     Other current liabilities                  130,442          173,250
          Total Current Liabilities             314,175          484,936

LONG TERM DEBT                                  132,514          231,342

LONG TERM DEBT -- RELATED PARITES               115,969                0

DEFERRED TAX LIABILITY                          485,144          563,100

          Total Liabilities                   1,047,802        1,279,378

STOCKHOLDERS' EQUITY:
     Preferred stock, $.005 par value,
     1,000,000 shares authorized, no shares
     issued and outstanding                      -----           -----
     Common stock, $.02 par value,
     50,000,000 shares authorized,
     10,932,616 and 9,861,069 issued and
     outstanding at 1996 and 1995               218,651           197,220
     Capital in excess of par value           5,234,137         4,701,193
     Retained earnings                       (1,984,867)       (1,833,541)

          Total Stockholders' Equity          3,467,922         3,064,872

          TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                             $4,515,723        $4,344,250


                     CROWN ENERGY CORPORATION
                           [Unaudited]
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  For the Three Months Ended
                                                          June 30,
                                                    1996           1995
REVENUE:
     Oil and gas production                      $55,441         $50,486

          Total Revenue                           55,441          50,486

EXPENSES:
     Production costs and related taxes           32,953          33,632
     General and administrative expenses         109,645         118,631
     Depletion, depreciation and amortization     15,880          13,406

          Total Expenses                         158,478         165,669

OPERATING INCOME (LOSS)                         (103,037)       (115,184)

OTHER INCOME (EXPENSES):
     Interest and other income                     2,489             528
     Gain (loss) on sale of properties                 0               0
     Interest and other expense                   (5,410)         (4,461)

          Total Other Income (Expenses)           (2,921)         (3,933)

INCOME (LOSS) BEFORE TAX PROVISION             ($105,958)      ($119,117)

PROVISION FOR TAXES:
     Current tax expense (benefit)                     0               0
     Deferred tax expense (benefit)              (36,026)        (40,500)

NET INCOME (LOSS)                               ($69,932)       ($78,617)

NET INCOME (LOSS) PER SHARE                       ($0.01)        ($0.01)


                     CROWN ENERGY CORPORATION
                           [Unaudited]
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  For the Six Months Ended
                                                          June 30,
                                                      1996        1995
REVENUE:
     Oil and gas production                        $99,993       $104,608

               Total Revenue                        99,993        104,608

EXPENSES:
     Production costs and related taxes             62,824         68,467
     General and administrative expenses           230,820        191,732
     Depletion, depreciation and amortization       30,068         28,427

               Total Expenses                      323,712        288,627

OPERATING INCOME (LOSS)                           (223,719)      (184,019)

OTHER INCOME (EXPENSES):
     Interest and other income                       5,104            935
     Gain (loss) on sale of properties                   0              0
     Interest and other expense                    (10,666)        (9,006)

               Total Other Income (Expenses)        (5,562)        (8,070)

INCOME (LOSS) BEFORE TAX PROVISION               ($229,281)     ($192,089)

PROVISION FOR TAXES:
     Current tax expense (benefit)                       0              0
     Deferred tax expense (benefit)                (77,956)       (65,310)

NET INCOME (LOSS)                                ($151,325)     ($126,779)

NET INCOME (LOSS) PER SHARE                         ($0.01)        ($0.01)


                     CROWN ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT
                     OF STOCKHOLDERS' EQUITY

                           [Unaudited]

              FOR THE SIX MONTHS ENDED JUNE 30, 1996

                   Common Stock   Capital in
                   Excess of      Retained
                   Shares         Amount     Par Value   (Deficit)     Total

BALANCE,
   DECEMBER 31,
  1995             9,861,069     $197,220   $4,701,193  ($1,833,541) $3,064,872

Net Income (loss)
   for the six
  months ended
   June 30, 1996      ---        ---          ---          (151,325)  (151,325)

Shares issued for
   cash at $.50 per
  share in private
   placement net of
   placement costs  800,000        16,000      319,000        ---      335,000

Shares issued for
   commissions       80,000         1,600       38,000        ---       40,000

Shares issued for
   services at $.79
  to $1.00 per
   share             191,547        3,831      175,544        ---      179,375



BALANCE,
   June 30,
   1996           10,932,616      $218,651   $5,234,137 ($1,984,867) $3,467,922


                     CROWN ENERGY CORPORATION
                           [Unaudited]
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   For the Six Months Ended
                                                            June 30,
                                                       1996         1995

Cash Flows From (To) Operating Activities:
   Net income (loss)                               ($151,325)    ($126,779)

   Adjustments to reconcile net loss to
      net cash used by operating activities:
        Amortization, depreciation and depletion      30,067        28,427
        Non-cash (income) expense                          0             0
        Change in assets and liabilities:
           Joint interest and accounts receivable     23,146        51,583
           Other assets                              (23,209)         (458)
           Accounts Payable                         (115,155)       (4,365)
           Other current liabilities                  46,567        53,868
           Deferred tax liability                    (77,956)      (65,310)

               Total adjustments                    (116,540)       63,745

               Net Cash Used by Operating
               Activities                           (267,865)      (63,034)

Cash Flows From (To) Investing Activities:
   Additions to oil sand properties                  (32,424)      (23,662)
   Net Proceeds from sale of oil and gas
   properties                                              0             0

               Net Cash Provided (Used) in
                    Investing Activities             (32,424)      (23,662)

Cash Flows From (To) Financing Activities:
   Increase in long-term debt                          4,343        18,130
   Principal payments on long-term debt                    0       (14,670)
   Net proceeds from sale of common stock            375,000        90,000

               Net Cash Provided by Financing
               Activities                           $379,343       $93,460

Net Increase (Decrease) in Cash:                     $79,054        $6,764
Cash at Beginning of Period                          $97,247       $30,592

Cash at End of Period                               $176,300       $37,356


Supplemental Disclosure of Cash Flow Information
   Cash paid during the period:
      Interest                                          ---         $3,104

      Income taxes                                      ---           ---


Supplemental Schedule of Non-cash Investing and Financing Activities:

   For the period ended June 30, 1996:

      The Company issued 191,547 shares of common stock in payment of $179,375 in consulting fees.

      The Company issued 10,000 shares of common stock to restructure an oil sand lease.

      The Company converted accrued interest of $8,121 into notes payable.

   For the period ended June 30, 1995:

      The Company converted accrued interest of $15,154 into notes payable.

                     CROWN ENERGY CORPORATION
            NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS


     NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in stockholders' equity and cash flows at June 30, 1996 and for all periods presented have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 audited financial statements.
          The results of operations for the period ended June 30, 1996 are not necessarily indicative of the operating results for the full year.

          ORGANIZATION

          Crown Energy Corporation ["Crown"], a Utah corporation, was organized on March 17, 1981. Crown's primary activities have been the acquisition and development of oil and gas leases.

          BuenaVentura Resources Corporation ["BVRC"], a Utah corporation, was organized October 24, 1985. BVRC is active in the mining and development of oil sand deposits and owns the rights to a newly patented technology for the extraction of oil from oil sands. Crown acquired 100% of BVRC on September 30, 1992.

          Gavilan Petroleum, Inc. ["Gavilan"], a Utah corporation, was organized on September 9, 1985. Gavilan is engaged in the production and selling of oil and gas from leases it operates in the state of Utah. Gavilan became a 100% subsidiary of Crown on January 24, 1991.

          PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

          OIL AND GAS PROPERTIES

          Oil and gas properties are accounted for on the full cost method, whereby all costs associated with acquisition, exploration and development of oil and gas properties are capitalized on a country-


                     CROWN ENERGY CORPORATION

            NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                       FINANCIAL STATEMENTS


          by-country, cost center basis. All oil and gas revenues are derived from reserves located in the state of Utah. Amortization of such costs is determined by the ratio of current period production to estimated proved reserves. Estimated proved reserves are based upon reports of petroleum engineers.

          The net carrying value of oil and gas properties is limited to the lower of amortized costs or the cost center ceiling [defined as the sum of the present value [10% discount rate] of estimated, unescalated future net cash flows from proved reserves, plus the lower of cost or estimated fair value of unproved properties, giving effect to income taxes].

          OIL SAND PROPERTIES

          The Company's investment in oil sand properties, including acquisition and development costs, are being capitalized and will be amortized by the unit-of-production method once commercial production commences, projected to be early 1997. The Company reviews its investment in oil sand properties for impairment whenever events or changes in circumstance indicate that the carrying amount of the investment may not be recoverable. The Company's basis of determining the recoverability of its investment is based on estimated future cash flows expected to result from the extraction and production of products from the oil sands. The Company is unaware of any events or changes in circumstance that would merit a review for impairment, however the Company's estimated future cash flows from its investment in oil sands exceeds the carrying value of the investment, thus there is no current impact from the adoption of SFAS 121.

          INCOME (LOSS) PER SHARE

          The computation of income (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented.

     NOTE 2 - SIGNIFICANT CUSTOMERS

          The Company sells substantially all of its oil production to one purchaser. If this purchaser stopped buying products from the Company, the Company would then contract with other purchasers available in the areas where the oil is produced. The effect of this purchaser pulling out of the area would at least put a temporary downward pressure on prices in the area, but it is not currently possible for the Company to estimate how the Company would be affected. Management believes that its oil is a commodity that is readily marketable and that the marketing methods it follows is typical of similar companies in the industry.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULT OF OPERATIONS


RESULTS OF OPERATIONS

For the three month period ended June 30, 1996, compared to the three months ended June 30, 1995.

     Oil and gas revenue increased from $50,486 for the three months ended June 30, 1995 to $55,441 for the three months ended June 30, 1996, an increase of $4,955 (10%). This increase was due to higher production and oil prices for the period. Total production increased from 2,380 barrels for the three months ended June 30, 1995 to 2,475 barrels for the same period in 1996, an increase of 4%. Average oil prices increased from $17.68 for the three months ended
June 30, 1995 to $20.32 for the same period in 1996.

     Oil and gas production costs decreased from $33,632 for the three months ended June 30, 1995 to $32,953 for the three months ended June 30, 1996, an immaterial change of $679 (2%).

     General and administrative expenses decreased from $118,631 for the three months ended June 30, 1995 to $109,645 for the three months ended June 30, 1996, a decrease of $8,986 (8%). This change was primarily due to a decrease in consulting expenses.

     Depletion, depreciation and amortization increased from $13,406 for the three months ended June 30, 1995 to $15,880 for the three months ended June 30, 1996, an increase of $2,474 (18%). This change was due to an increase in the depletion unit rate for 1996.

For the six month period ended June 30, 1996, compared to the six months ended June 30, 1995.

     Oil and gas revenue decreased from $104,608 for the six months ended June 30, 1995 to $99,993 for the six months ended June 30, 1996, a decrease of $4,615 (4%). This decrease was due to lower production due to normal production declines. Total production decreased from 5,132 barrels for the six months ended June 30, 1995 to 4,668 barrels for the same period in 1996, a decrease of 9%. This decrease was partially offset by an increase in average oil prices from $17.13 for the six months ended June 30, 1995 to $19.22 for the same period in 1996.

     Oil and gas production costs decreased from $68,467 for the six months ended June 30, 1995 to $62,824 for the six months ended June 30, 1996, a decrease of $5,643 (8%). This change was due to lower production for the period.

     General and administrative expenses increased from $191,732 for the six months ended June 30, 1995 to $230,820 for the six months ended June 30, 1996, an increase of $39,088 (20%). This change was primarily due to an increase in general overhead expenses relating to the Asphalt Ridge Oil Sand Project.

     Depletion, depreciation and amortization increased from $28,427 for the six months ended June 30, 1995 to $30,068 for the six months ended June 30, 1996, an increase of $1,641 (6%). This change was due to an increase in the depletion unit rate for 1996.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996, the Company had cash and other current assets of $214,060 as compared to cash and other current assets of $134,944 at December 31, 1995. The increase of $79,116 was primarily due to net proceeds from an equity financing of $400,000 completed in February, 1996. The increase was partially offset by a loss from operations and pre-construction capital and permitting costs incurred on the Asphalt Ridge Oil Sand Project.

     Total debt increased from $231,342 in long-term debt and $67,372 in current portion of long-term debt at December 31, 1995 to $248,483 in long-term debt and $54,574 in current portion of long-term debt at June 30, 1996. This increase was primarily due to accrued interest being converted into notes payable.

     The Company's primary objective is to complete financing for construction of its full-scale, 1,000 barrel per day commercial asphalt production facility. The Company is seeking approximately $9,000,000 for construction costs and approximately $4,500,000 for start-up and working capital and is evaluating financing alternatives with several investor groups. No assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then-existing stockholders may result. If such additional funds are raised through the issuance of debt securities, the Company's cash flows will be required to be devoted to service such debt. If adequate funds are not available, the Company may be required to significantly curtail or cease its operations. The Company believes that its existing cash balances will be sufficient to meet current working capital requirements.

                  PART II. - OTHER INFORMATION


ITEM 1.   Legal Proceedings

          None.

ITEM 2.   Changes in Securities

          None.

ITEM 3.   Defaults upon Senior Securities

          None.

ITEM 4.   Submission of Matters to a Vote of Security Holders

          None.

ITEM 5.   Other Information

          None.

ITEM 6.   Exhibits and Reports on Form 8-K

          None.

                     PART III. - SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CROWN ENERGY CORPORATION
                                   (Registrant)

Date: August 14, 1996                   By: /s/ JAY MEALEY
                                   Jay Mealey, President

Date: August 14, 1996                   By: /s/ RICHARD S. RAWDIN
                                   Richard S. Rawdin, Vice President of
                                   Finance