Form 10-K/A
period 1995-12-31
CROWN ENERGY CORP
filed 1996-09-26
CIK 876528

FORM 10-K/A-1
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES ACT OF 1934
         For the fiscal year ended December 31, 1995
                             or
(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                  to

               Commission File Number 0-19365
                  CROWN ENERGY CORPORATION
   (Exact name of registrant as specified in its charter)

             UTAH                            87-0368981
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.)

     215 South State, Suite 550
        Salt Lake City, Utah                      84111
     (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (801) 537-5610

Securities registered pursuant to Section 12 (b) of the Act:
                           (None)

Securities registered pursuant to Section 12 (g) of the Act:
                $0.02 PAR VALUE COMMON STOCK
                      (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                         YES (X)   NO ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                         YES ( )   NO ( )

The aggregate market value of Common Stock, Par Value $0.02 per share held by non-affiliates of the Registrant on March 27, 1996, was $7,869,850 using the average bid and asked price for Registrant's Common Stock. As of March 27, 1996, Registrant had 10,932,616 shares of its $0.02 par value Common Stock outstanding.

             DOCUMENTS INCORPORATED BY REFERENCE
The Notice of Annual Meeting of Shareholders and definitive Proxy Statement pertaining to the 1996 Annual Meeting of Shareholders (the "Proxy Statement") to be filed pursuant to Regulation 14A are incorporated herein by Reference into Part III. The Registrant's Registration Statement on Form S-1 filed with the Commission on or about March 13, 1996 and bearing Commission file number 0-19365 is incorporated herein by reference into Part IV.


                      TABLE OF CONTENTS

                 Crown Energy Corporation

                          Form 10-K

                       March 28, 1996


PART I.

     ITEM 1    Business                                     1

     ITEM 2    Properties                                   6

     ITEM 3    Legal Proceedings                            8

     ITEM 4    Submission of Matters to a Vote of Security Holders8

PART II.

     ITEM 5    Market Price for the Company's Common Equity and
               Related Stockholder Matters                  9

     ITEM 6    Financial Data                               9

     ITEM 7    Management's Discussion and Analysis of Financial
               Condition and Results of Operations         10

     ITEM 8    Financial Statements and Supplementary Data 12

     ITEM 9    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure         12

PART III.

     ITEM 10   Directors and Executive Officers of the Registrant13

     ITEM 11   Executive Compensation                      14

     ITEM 12   Security Ownership of Certain Beneficial Owners
               and Management                              16

     ITEM 13   Certain Relationships and Related Transactions17

PART IV.

     ITEM 14   Exhibits, Financial Statement Schedules and
               Reports on Form 8-K                         18


                           PART I.

ITEM 1.  BUSINESS

     (a)  General Development of Business

     Crown Energy Corporation ("Crown" or the "Company"), a Utah corporation, was organized March 17, 1981 for the purpose of acquiring, holding and developing oil and gas leases and properties. Crown operates through two wholly-owned subsidiaries, BuenaVentura Resources Corporation ("BVRC") and Gavilan Petroleum, Inc. ("Gavilan"). Crown conducts its oil sands projects through BVRC and its conventional oil and gas operations through Gavilan.

     BVRC, a Utah corporation, was organized October 24, 1985 and was acquired by Crown on September 30, 1992. BVRC is active in the mining and development of oil sands deposits and owns rights to a patented technology for the extraction of oil from oil sands. BVRC controls approximately 100 million barrels of oil in drill proven reserves at Asphalt Ridge in Uintah County, Utah.

     Gavilan, a Utah corporation, was organized September 9, 1985 and was acquired by Crown on January 24, 1991. Gavilan has been actively engaged in oil exploration and production. In 1987, Gavilan discontinued exploration operations and focused on the acquisition of producing properties.

     The Company has focused its current efforts on the development and commercialization of its oil sands technology and oil sands deposits. The Company completed an initial production demonstration facility ("IPF") during the summer of 1994. Based on the results of the IPF, the Company plans to commence operations of the first full-scale production facility in 1996. The Company expects production of oil and other by-products from oil sands to become its primary business activity.

     On January 3, 1995, the Company reverse split its issued and outstanding shares at the rate of one for four shares.

     The Company's offices are located at 215 South State Street, Suite 550, Salt Lake City, Utah 84111. The Company's telephone number is (801) 537-5610.

     Unless specifically indicated otherwise, all discussion hereinafter pertains to the Company and all business operations conducted by it and its subsidiaries.

     (b)  Narrative Description of Business


     (i)  Oil Sand Operations

     General

     The hydrocarbon potential of oil sands is widely recognized. North America contains the largest known oil sands deposit in the world, located in the Athabasca region in Alberta, Canada. These "Canadian Oil Sands" are estimated to contain over 300 billion barrels of recoverable oil thus exceeding the proven reserves of Saudi Arabia. Canadian Oil Sands production is currently about 400,000 barrels per day accounting for 21% of Canada's total oil production. Associated production costs have declined from an estimated $21 per barrel initially to about $10.50 (before DD&A) currently and are targeted to be further reduced to $9.00 per barrel by the year 2000.

     Utah contains approximately 90 percent of the known U.S. oil sands deposits constituting over 28 billion barrels of oil in place in about 50 deposits. Asphalt Ridge is one of Utah's largest deposits containing over a billion barrels of oil in place. Numerous research efforts have focused on applying the hot water processes used in Canada to Utah oil sands with no commercial success. The fact that the Utah sands are "oil-wet" unlike the Canadian sands which are "water-wet", and the fact that the Utah oil is substantially more viscous dictates that a different process be used.

     The Company entered into a series of license agreements with Park Guymon Enterprises, Inc., of which Dr. E. Park Guymon is a principal, for the use of certain oil sand extraction technology. The license agreements were dated, respectively, January 20, 1989, June 1, 1990 and June 1, 1990, all of which were collectively amended on July 1, 1993. The license agreements entered into with Park Guymon Enterprises, Inc., as amended, grant the Company the exclusive license to use the oil sand extraction technology within the exterior boundaries of the United States, within the exterior boundaries of Canada and within Trinidad-Tobago.

     The viscosity of the oil in "oil-wet" sands, like those in Utah, must be significantly reduced before the oil can be separated from the sand. The key to accomplishing this first step is the selection of a solvent with acceptable oil solubility and environmental, health and safety attributes. The surfactant is a critical element to the process because it facilitates the transformation of the sand from oil-wet to water-wet. Most surfactants cannot facilitate this transformation and result in the formation of tight emulsions that severely contaminate the water phase. This contamination could result in environmentally unacceptable residual sand and clays as seen at Athabasca.

     In November 1993, the Company retained Swaco-Geolograph ("SWACO") to demonstrate and define the operating variables of its proprietary process technology on a commercial scale. SWACO conducted research on critical operating parameters including: 1) solvent selection, 2) optimum solvent-to-oil ratios, 3) required exposure times, 4) desired temperatures,
5) preferred surfactant concentrations, and 6) water/surfactant volumes. Based on this research, the Company and SWACO developed an on-site initial production demonstration facility ("IPF") to test and refine the technology and design for a full-scale commercial production facility. Based on the operating results of the IPF, the Company and SWACO:

               1)  Determined the process technology to be effective
               2)  Recommended equipment and design changes
               3)  Projected capital and operating costs

     The Company believes that it is now prepared to commercialize the process technology at its Asphalt Ridge oil sand deposit. The Company believes there are extensive opportunities to successfully employ the technology at other deposits in Utah and around the world.

     Asphalt Ridge Project. The Company is developing its first commercial oil sand production facility at its Asphalt Ridge oil sand deposit near Vernal, Utah. The first facility is designed to process approximately 1,900 tons of oil sands per day for an average production of 1,000 barrels of oil per day. The production facility is expected to be operational in 1996.
The oil will be processed into two primary products, a light oil fraction and a premium residual asphalt. Current plans are to operate the first facility at a rate of 500 barrels per day (BPD) in 1996 and at the full 1,000 BPD capacity in 1997. This will allow the Company to make an orderly entry into the rapidly expanding performance grade asphalt and asphalt modifier markets. A second 1,000 BPD facility is scheduled to be in operation by 1998 to further expand market penetration.

     The Company currently plans to expand its production to 15,000 BPD making a slate of traditional fuels and petrochemical products in addition to specialty asphalt. The final decision on the timing and capacity of such a facility will be predicated on market conditions for the products. The current view of the market is that demand for the production will exceed productive capacity for both the asphalt and local refinery feedstock markets.

     Products and Principal Markets. The oil or bitumen produced at Asphalt Ridge ranges in API gravity from 12o to 15o. It contains a low percentage of light distillate and diesel fractions (5% - 10%) and a low hydrogen to carbon ratio. The bitumen is rich in gas-oils, asphaltenes and nitrogen which makes it an excellent premium asphalt product.

     The first production facility is designed to produce about 100 barrels of light fraction material through atmospheric distillation (<600o F) and 900 barrels of residual premium asphalt. The light fraction can be sold directly as an off-road diesel or shipped to local refineries for further processing into motor diesel fuel. The residual asphalt will be sold as performance grade/modified asphalt and specialty asphalt modifier. The Company believes that there is a ready market for its products in the Salt Lake City area and within the Western United States generally. The Company's asphalt products business can be seasonal, but the Company expects to produce throughout the year by selling into non-seasonal regional markets or storing product during the off-season months for future sales.

     Competition. Competition in the asphalt supply business is very keen with several large companies, with superior financial resources to those of the Company, as competing suppliers. The Company believes that it has two advantages over its competitors - a superior base (unmodified) product and a significantly lower product cost. The cost advantage occurs because of the amount of polymer or other additive required in the asphalt formulation to meet the specifications. A typical crude oil asphalt will require polymer addition of between 3% and 5% by weight. At an average cost of $1.00 per pound, this adds between $60 and $100 per ton to the cost of the base stock material which can cost as much as $125 per ton.

     A bitumen blend from the Athabasca area is beginning to make its way into the regional market because of the shortage of local high quality base stock. Current prices for this product are between $175 to $190 per ton F.O.B. Salt Lake City. This native oil sand material has similar performance qualities as the Asphalt Ridge bitumen. It does not however, have the nitrogen content of the Asphalt Ridge bitumen causing it to be less stable when blended with other base stocks and additives. This quality advantage as well as a cost advantage due to high freight cost from Alberta give the Company a competitive edge over this product.

     (ii) Oil and Gas Operations

     General

     The Company and Gavilan are in the business of producing, acquiring, developing and operating oil and natural gas properties. The Company's oil and gas operations are conducted in the Rocky Mountain region of the Western United States, primarily in Utah.

     In recent years, there have been a large number of acquisitions and divestitures of producing properties in the oil and gas industry as companies focus on particular producing regions and segments of the industry. This has created an opportunity for small oil and gas companies to increase their reserves. There is a high level of competition for operated properties and large property acquisitions, generally greater than $5 million. Sellers want to maintain their operated properties and typically the better quality sale properties are non-operated. Purchasers tend to prefer to purchase properties that can be operated.

     The Company's strategic plan is to target primarily non-operated properties and property packages with purchase prices less than $5 million. This will increase the likelihood of making purchases and will increase the Company's exposure to higher quality opportunities.

     Products and Principal Markets. The Company's oil and gas production is generally sold on month-to-month contracts to unaffiliated purchasers available in the area at the location of oil and gas production. The Company does not refine or process the oil that it produces. While Amoco is currently the only purchaser of the Company's oil production, several other purchasers are available to the Company in the area in which it operates. The Company believes it is unlikely that Amoco will discontinue the purchase of its crude oil in the foreseeable future. However, any discontinuance or curtailment of Amoco's crude oil purchases could have an adverse impact on the Company, at least until such time as the Company establishes a relationship with an alternative purchaser.

     The Company's business is not seasonal, however, severe winter weather can increase production and operating costs.

     Exploration, Development and Operations. During the year ended December 31, 1995, the Company did not drill or complete any oil and gas properties. During this time period Gavilan operated 11 wells in the Uintah Basin in eastern Utah.

     Competition. The oil and gas exploration, production, acquisition and development industry is a highly competitive and speculative business. The Company competes with a number of other companies, including major oil companies, independent oil and gas operators, and individual producers and operators, many of whom have financial and technical resources, staff and facilities substantially greater than those of the Company. All of the Company's drilling is conducted by third parties and in times of high drilling activity, exploration for and production of oil and gas may be affected by the prior commitments of such third parties and by the availability of necessary equipment and supplies and by competition for drilling rigs. The Company cannot predict the effect these factors will have on its operations. Based on current market activities, the Company believes that the demand for drilling rigs and equipment has declined due to the decline in the number of oil and gas wells being drilled, which factors have resulted in an overall decline in prices being paid to drillers and the cost of exploration. The principal means of competition in oil and gas exploration and development are product availability and price. The Company cannot predict how long the industry will face pricing and demand instability or the ultimate impact on the Company's markets.

     Operating Hazards and Uninsured Risks. The Company's operations are subject to the risks normally incident to the exploration for and production of oil and gas, including blowouts, cratering, pollution, plugging costs and fires, any of which could result in damage to or destruction of its oil and gas wells or production facilities, suspension of operations or damage to persons or property. Although the Company carries insurance coverage which management believes to be adequate, the Company is not fully insured against certain of these risks because insurance is not available or management has elected not to insure due to high premium costs. The occurrence of an event not fully insured against could have a materially adverse effect on the Company's financial condition.

     Regulation. The Company's operations are affected from time to time in varying degrees by political developments and federal and state laws and regulations. Utah and other states in which the Company may conduct its oil and gas activities regulate the production and sale of oil and natural gas. Such regulations include rules in connection with the operation and production of both oil and gas wells, such as the method of developing new fields, drilling and completion activities, spacing of wells, the prevention and clean-up of pollution and production conservation. The Company's oil and gas activities are subject to existing federal and state laws and regulations governing environmental quality and pollution control. Such laws and regulations may substantially increase the costs of exploration, development or production of oil and gas and may prevent or delay the commencement or condition of a given operation. The Company's management believes that its present operations comply with applicable environmental legislation and regulations, that the existence of such regulations has had no material effect on the Company's operations to date, and that the cost of such compliance will not be material in the future.

     (c) Employees

     As of December 31, 1995, the Company had three full-time employees and one part-time employee. From time to time the Company utilizes the services of consulting geologists, engineers, landmen and accountants.

ITEM 2.  PROPERTIES

     (a) Oil and Gas Operations

     (i)       General

     The Company's oil and gas producing properties are located exclusively in the State of Utah. The Company's interests in producing and non-producing acreage are in the form of working, royalty and overriding royalty interests. The working interests are subject to royalty and overriding royalty interests (either pre-existing or created in connection with their acquisition), liens incident to operating agreements, liens for current taxes and other burdens or minor liens, encumbrances, easements and restrictions. The Company believes that these burdens do not materially detract from the value of its properties or interfere with the operation of its properties.

     Title to Properties. The Company's properties are burdened with obligations incident to operating agreements, unit agreements, communitization agreements, pooling orders, current taxes, development obligations under oil and gas leases and other encumbrances, easements and restrictions common in the oil and gas industry. As is common in the oil and gas industry, generally only a preliminary investigation of property records is made at the time of acquisition of undeveloped oil and gas properties. Prior to the commencement of drilling operations, a thorough title examination is conducted and significant title defects are remedied before proceeding with operations. Prior to the sale or acquisition of properties, it may be necessary for the Company to undertake title examination and curative work involving substantial costs.


     (ii) Oil and Gas Reserves

     The following tables set forth as of December 31, 1995, the estimated net quantities of proved developed and undeveloped oil and gas reserves for the Company. Parallax Consulting ("Parallax"), an independent petroleum engineering and consulting company, prepared the estimates included in this report of the oil and gas reserves of the Company, the future net revenues from such reserves, the present value thereof as of December 31, 1995 and 1994. These estimates have been included herein in reliance upon Parallax's report and upon their authority as an expert in petroleum engineering and reserve analysis. Of course, actual results of operations will likely vary from estimated results due to a number of factors, including events beyond the Company's control.

     The following table shows the estimated quantities of oil and natural gas available to be produced from the Company's net proved reserves during the period shown.


                                            Proved Reserves
     Period ending December 31:            Oil (bbls)  Gas (MCF)

               1995                        773,628        0
               1994                        870,885        0
               1993                      1,015,688        0



     (iii)     Future Net Revenues


     The following table summarizes future net revenues applicable to proved reserves.

Period Ending       Proved             Proved                   Total
December 31         Developed          Undeveloped              Proved

  1996                   $63,788                  $0             63,788
  1997                    49,987           (780,430)           (730,443)
  1998                    37,680           (455,875)           (418,195)
  Thereafter              64,015           4,542,939           4,606,954

  Total                 $215,470          $3,306,634          $3,522,104

     (iv) Present Value Future Net Revenues

                             Proved            Proved               Total
                          Developed        Undeveloped              Proved
     Future Net Revenue
     discounted at 10%
     per annum             $176,449          $1,089,212          $1,265,661

     These estimates of future net revenues were made using a year-end oil price of $18.00 per barrel and was held constant throughout the life of the properties. Operating costs, production taxes, royalties and overriding royalties and estimated future capital expenditures were deducted in arriving at the estimates of future revenues. Such costs were estimated based upon current costs and were not adjusted to reflect any anticipated changes in prices. Such estimates have been made in accordance with current Securities and Exchange Commission guidelines.

     (v)  Production, Revenue and Costs

     The following table sets forth the net production attributable to the Company's oil and gas interests, the average sales prices and average production cost (lifting cost) for the periods indicated:



                               1995                1994              1993
Production:
          Oil (BBLS)          10,501              17,280            20,135
          Gas (MCF)              0                   0               1,980

     Average Sales Prices:
          Oil (per BBL)         $16.82              $15.76           $17.59
          Gas (per MCF)           $.00                $.00             $.56

     Lifting Costs (per BBL)    $10.40               $9.72           $11.97


     (vi) Developed and Undeveloped Acreage and Wells

     The following table summarizes the productive oil and gas wells in which the Company has an interest. Productive wells are those that are either currently producing or capable of producing oil and/or gas:

                       As of December 31, 1995

Wells                              Acreage
  Oil Wells                          Developed Acres
   Gross               2.00           Gross              770
   Net                 1.70           Net                198
  Gas Wells                         Undeveloped Acres
   Gross               0.00           Gross            1,200
   Net                 0.00           Net                717

                                    Total Combined Acres
                                      Gross            1,970
                                      Net                915

     (b) Office Space Lease

     The Company conducts its business operations at 215 South State, Suite 550, Salt Lake City, Utah, where it has approximately 2,303 square feet of office space under lease until September 30, 1996. Under the terms of the lease, the Company pays $2,495 per month through the expiration date of September 30, 1996. There is no renewal option under the terms of this lease. Management of the Company believes that it will either be able to negotiate a new lease on its existing space or obtain suitable other space in the Salt Lake City area upon the expiration of the existing lease.


ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company itself is a party. With respect to the subsidiaries of the Company, Gavilan is currently a party in three pending administrative actions against the United States Department of Interior, Bureau of Indian Affairs, involving Gavilan's $75,000 letter of credit submitted as its operating bond for conducting oil and gas operations on Indian lands in Uintah and Ouray Indian Reservation, Utah. The cases have been consolidated and are under appeal. The Company believes that the final resolutions of these actions will not have a materially adverse effect on the business of the Company.

     Gavilan is also subject to an administrative action brought by the Bureau of Indian Affairs to cancel certain oil and gas leases in the Roosevelt, Utah area. Gavilan is challenging these cancellations, but to the extent Gavilan claims interests under these leases, such interests are subject to cancellation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                         PART II.


ITEM 5.  MARKET PRICE FOR THE COMPANY'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     The Company's common stock has been traded in the over-the-counter market since 1980. The Common Stock is currently listed on the NASD OTC Bulletin Board under the symbol CROE. At the present time, only the Common Stock is publicly traded. The following table sets forth for the respective period indicated, the range of high and low bid quotations, as adjusted for stock splits, of the Company's common stock as reported by the National Quotation Bureau and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

CALENDAR QUARTER ENDED                  HIGH BID       LOW BID
March 31, 1994                            $1.40         $0.96
June 30, 1994                              1.20          0.76
September 30, 1994                         3.00          1.20
December 31, 1994                          2.24          1.24

March 31, 1995                            $1.25         $0.88
June 30, 1995                              1.06          0.56
September 30, 1995                         1.31          0.70
December 31, 1995                          0.84          0.50

     As of March 28, 1996, the high and low bid quotations reported by the National Quotation Bureau were $1.00 and $.75, respectively.

     On March 28, 1996, approximately 886 shareholders of record held the Company's common stock.

     The Company has not paid any cash dividend on its common shares. It is the present policy of the Board of Directors of the Company to retain any earnings for use in the business, and therefore, the Company does not anticipate paying any cash dividends on its common stock in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA


     The financial data included in the following table has been derived from the financial statements for the periods indicated. The financial statements as of and for the years ended December 31, 1990 through 1995 were audited by Pritchett, Siler & Hardy, P.C., formerly known as Peterson, Siler & Stevenson, P.C., independent public accountants. The following financial data should be read in conjunction with the financial statements and related notes and with management's discussion and analysis of financial conditions and results of operations included elsewhere herein.


                                  Year Ended December 31,
                           1995      1994      1993         1992      1991

Net Revenues           $213,526    $325,907   $445,228    $587,314   $531,280

Income(Loss) from
Continuing Operations ($464,364)  ($367,590)  ($267,362)  ($61,205)   $47,109

Income(Loss) Per Share
from Continuing
Operations              ($0.05)     ($0.03)     ($0.02)    ($0.00)      $0.01

Total Assets         $4,344,250  $4,351,310  $4,481,133 $5,065,119 $2,657,157

Total Long-Term
Obligations            $794,442    $964,794  $1,040,427   $304,592   $467,702

Cash Dividends Per
Common Share             $0.00       $0.00       $0.00       $0.00      $0.00

Shareholder's Equity $3,064,872  $2,939,500  $2,879,503 $4,091,521 $1,612,587


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

     Liquidity and Capital Resources

     At December 31, 1995, the Company had cash and other current assets of $134,944 as compared to cash and other current assets of $74,032 at December 31, 1994. The increase of $60,912 was due to proceeds from equity financings and the sale of an oil and gas well totalling approximately $290,000. The increase was partially offset by a loss from operations, payments on debt obligations and pre-construction capital costs incurred on the Asphalt Ridge oil sand project.

     Total debt increased from $207,240 in long-term debt and $64,683 in current portion of long-term debt at December 31, 1994 to $231,342 in long-term debt and $67,372 in current portion of long-term debt at December 31, 1995. This total increase of $26,791 was due to new borrowings of approximately $38,000 which was partially offset by payments in the amount of $26,000. In order for the Company to meet its pre-construction oil sand facility expenses and working capital requirements in 1995, the Board of Directors approved two private placements. The Company sold 292,857 shares of restricted common stock to an individual for $140,000. In January 1996, the Company sold 800,000 shares of its Common Stock to twenty-one investors for $400,000.

     The Company's primary objective is to complete financing for construction of its full-scale, 1,000 barrel per day commercial oil sand production facility. The Company is seeking approximately $10,000,000 and is evaluating financing alternatives with several investor groups.
No assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then-existing stockholders may result. If such additional funds are raised through the issuance of debt securities, the Company's cash flows will be required to be devoted to service such debt. If adequate funds are not available, the Company may be required to significantly curtail or cease its operations. In April 1995, the Company entered into a letter agreement with IBEX Group, Inc. and Hoffman Partners, Inc. (collectively, "IBEX/Hoffman"), the principals of which are Robert E. Sweeney and Jeffrey J. Hoffman, respectively. The letter agreement provides that IBEX/Hoffman will render professional, technical and project development services in connection with the Company's
Asphalt Ridge Oil Sand Project, as well as in connection with the Company's efforts to raise capital in order to finance the Asphalt Ridge Oil Sand Project. In exchange for their services, the Company has agreed to pay a monthly retainer of $5,000 in cash or Common Stock having a value of $7,500 (calculated by reference to the bid price of the Company's Common Stock and discounted by 25% in the event the stock issued is restricted Common Stock). In addition, if the Asphalt Ridge Oil Sand Project is funded through the efforts of IBEX/Hoffman, the Company is obligated to pay IBEX/Hoffman a fee calculated as a percentage of the amount of financing (i.e., 5% of the first $2,000,000, 4% of the second $2,000,000, etc.).
Further, the letter agreement provides that warrants to purchase shares of the Company's Common Stock will be issued upon successful completion of financing at the rate of options to acquire 24 shares for each $1,000 of cash raised, subject to a minimum of options to acquire 100,000 shares. The Company further grants IBEX/Hoffman a right of first refusal with respect to subsequent financing activities of the Company.


     Results of Operations

     1995 vs. 1994

     Oil and gas revenue decreased from $325,907 for the year ended
     December 31, 1994 to $213,526 for the year ended December 31, 1995, a decrease of $112,381 (34%). This decrease was due to lower production resulting from normal production declines and the sale of a producing well. Barrels of oil sold for the year ended December 31, 1995 were 10,501 as compared to 17,020 barrels for the same period in 1994, a decrease of 38%. This decrease was partially offset by a 7% increase in average oil prices. Unless the Company acquires additional producing properties, re-works existing wells or commences new drilling activity, lower oil prices and normal production declines could adversely affect future conventional oil revenues.

     Oil and gas production costs decreased from $194,779 for the year ended December 31, 1994 to $132,641 for the year ended December 31, 1995, a decrease of $62,138 (32%). This decrease was due to lower production resulting from normal production declines and the sale of a producing well.

     General and administrative expenses increased from $358,651 for the year ended December 31, 1994 to $432,655 for the year ended December 31, 1995, an increase of $74,004 (21%). This increase was primarily due to an increase in consulting expenses relating to the Asphalt Ridge oil sand project and to a $50,000 finder's fee payable with regard to the Company's employment of Mr. James Middleton.

     Depletion, depreciation and amortization decreased from $113,536 for the year ended December 31, 1994 to $81,149 for the year ended December 31, 1995, a decrease of $32,387 (29%). This decrease was due to lower production for the period and was partially offset by a higher unit depletion rate.

     Other income/expenses increased from total expense of $26,531 for the year ended December 31, 1994, to total expenses of $31,715 for the year ended December 31, 1995, an increase of $5,184 (20%). This increase was due to an increase in interest expense.

     1994 v. 1993

     Oil and gas revenue decreased from $445,228 for the year ended
     December 31, 1993 to $325,907 for the year ended December 31, 1994, a decrease of $119,321 (27%). This decrease was primarily due to a 9% decline in average oil prices and lower production resulting from normal production declines and the fact that four producing wells were shut-in or sold. Barrels of oil sold for the year ended December 31, 1994 was 17,021 as compared to 21,016 barrels sold for the same period in 1993, a decrease of 19%. Unless the Company acquires additional producing properties, re-works existing wells or commences new drilling activity, lower oil prices and normal production declines could adversely affect future revenues.

     Oil and gas production costs increased from $193,831 for the year ended December 31, 1993 to $194,779 for the year ended December 31, 1994, an immaterial increase of $948. During 1993, however, the Company recorded a prior period adjustment of approximately $70,000 which lowered 1993's stated production costs. Therefore, actual production costs decreased over 1993. This decrease was due to more efficient well operation and lower production resulting from normal production declines and the fact that four producing wells were shut-in or sold.

     General and administrative expenses decreased from $376,525 for the year ended December 31, 1993 to $358,651 for the year ended December 31, 1994, an immaterial decrease of $17,874 (5%). This decrease was primarily due to an approximate $20,000 bad debt expense recorded in 1993.

     Depletion, depreciation and amortization increased from $111,673 for the year ended December 31, 1993 to $113,536 for the year ended December 31, 1994, an increase of $1,863 (2%). This increase was due to a higher unit depletion rate and was partially offset by lower production for the period.

     Other income/expenses increased from total expense of $30,561 for the year ended December 31, 1993 to total expenses of $26,531 for the year ended December 31, 1994. This change was due to the write-off of an approximate $18,000 investment in the period ending December 31, 1993. This write-off was partially offset by an increase in interest expense due to the sale of partial units of a $65,000 unsecured debenture.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this item are set forth following
     Item 14 hereof.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with the Company's accountants on any matter of accounting principles or practices or financial statement disclosure.


                          PART III.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The following table sets forth the name, age and position of each officer and director of the Company. Each director holds office until his successor has been duly elected and qualified.


                                                            Year First Elected
     NAME           AGE       Position/Office               as a Director


     James A.       60        Chief Executive Officer,           1996
     Middleton                Chairman of the Board of Directors

     Jay Mealey     40        President, Chief Operating         1991
                              Officer, Treasurer

     Thomas W.      45        Director                           1993
     Bachtell

     Richard S.     38        Vice President, Director,          1992
     Rawdin                   Secretary


     James A. Middleton - Chairman of the Board, Chief Executive Officer.
Mr. Middleton became Chairman and Chief Executive Officer on February 7, 1996. Mr. Middleton was President of ARCO Oil and Gas Company as well as Executive Vice President and a member of the Board of Directors of Atlantic Richfield Company. Mr. Middleton's areas of responsibility included ARCO Products Company, ARCO Transportation Company, ARCO Coal Company, ARCO Exploration and Production Technology and ARCO Aluminum, Inc. Earlier in his career
Mr. Middleton was head of the engineering department of ARCO's Synthetic
Fuels and Minerals Division and was heavily involved in ARCO's activities in oil shale, Athabasca oil sands, coal mining and coal conversion projects. He remains on the Board of Directors of ARCO Chemical Company and is Executive Vice President - Emeritus of ARCO. Mr. Middleton also serves on the Board of Directors of Texas Utilities Company as well as many community and civic organizations.

     Jay Mealey - President, Chief Operation Officer. Mr. Mealey has been the President, Treasurer and a Director of the Company since 1991. He has been employed by the Company since 1986 in various management positions. Mr. Mealey has been actively involved in the oil and gas exploration and production business since 1978. Prior to employment with the Company, he was Vice President of Ambra Oil and Gas Company and worked for Belco Petroleum Corporation and Conoco, Inc. in their exploration divisions.
Mr. Mealey is responsible for managing the day to day operations of the Company. He is a full-time employee and it is anticipated that he will devote one hundred percent of his time to the Company.

     Richard S. Rawdin - Vice President, Director.  Mr. Rawdin became
Vice President on September 23, 1991, and is a certified public accountant. He is responsible for managing the financial and accounting functions of the Company. From February, 1986, to September, 1991, he was Controller and Vice President of Finance for Kerry Petroleum Company, Inc. where he was responsible for directing the financial and accounting affairs of the Company, its two subsidiaries and six partnerships. Prior to that, he was a Senior Consultant with Deloitte and Touche. Mr. Rawdin is a full-time employee of the Company and it is anticipated that he will devote one-hundred percent of his time to the Company.

     Thomas W. Bachtell - Director. Mr. Bachtell devotes a substantial amount of time to the Company in his position as President of the Company's wholly-owned subsidiary, BuenaVentura Resources Corporation ("BVRC"). He is also a practicing natural resources attorney and President of the law firm of Pruitt, Gushee & Bachtell. Mr. Bachtell's law practice focuses on advising and assisting oil, gas and mineral companies in their exploration and development activities in the Rocky Mountain States. He is experienced in contract negotiation and drafting, permitting and environmental matters, business development and operations, and civil litigation. He has authored several papers and drafted various statutes on mineral law matters. In addition to his responsibilities as President of BVRC, Mr. Bachtell is responsible for the Company's governmental and regulatory affairs along with its natural resources legal matters.


ITEM 11.  EXECUTIVE COMPENSATION


     There is set forth below information concerning the annual and long-term compensation paid for services rendered in all capacities to the Company for the fiscal years ended December 31, 1995, 1994 and 1993 by the person who was, at December 31, the Chief Executive Officer of the Company and to any other officer of the Company who received in excess of $100,000 in compensation for the year ended December 31, 1995 (collectively the "Named Officers").

     The following table discloses compensation received by the Named Officers for the three fiscal years ended December 31, 1995:


                         SUMMARY COMPENSATION
                         Annual Compensation

Name and Principal Position   Year Salary($) Bonus($)  Compensation($)

Jay Mealey                    1993  $78,000        $0            $0

                              1994  $78,000        $0            $0

                              1995  $78,000        $0            $0

     The following table provides information on options granted to the Named Officers during the fiscal year ended December 31, 1995:


                           OPTION GRANTS

          Number of      % of Total
          Securities     Options
          Underlying     Granted to     Exercise
          Options        Employees in   or Base
Name      Granted #      Fiscal Year    Price ($/Sh)     Expiration Date

Jay Mealey     100,000     33.3%        $.5625 per        May 31, 2000


                  Ten-Year Option/SAR Repricings

                                                                       Length of
                                                                       original
                                   Hig Bid                         option term
                        Number of  price         Exercise              remaining
                        options    of stock      price                at date of
                        /SARs      at time of    at time of   New      repricing
                        repriced   repricing or  repricing or exercise or
Name            Date    or amended amendment($)  amendment($) price($) amendment

Jay Mealey,    May 31,   100,000       $.5625       $.72       $.60   37 months
President 1995

Jay Mealey,    May 31,   100,000       $.5625      $1.08       $.60   37 months
President 1995

Jay Mealey,    May 31,   100,000       $.5625       $1.80      $.60   37 months
President 1995


     On May 31, 1995, the Board of Directors of the Company unanimously approved an amendment to the terms of certain options previously awarded to Mr. Mealey, Mr. Rawdin and Mr. Bachtell (as reflected in the table above for Mr. Mealey). It was the Board's determination that such an amendment was in the best interests of the Company to create incentives for and retain the services of the recipients for the Company's future benefit. The amended terms accounted for the adjustment for the 1:4 reverse split on January 3, 1995, reduced the exercise price of the options from an average of $1.20 per share to $.60 per share, granted piggyback registration rights and extended the exercise period to five years from the date of the amendment. The amendment resulted in a reduction in the total cost to exercise the options from $900,000 to $450,000.

     The information required is set forth under the caption "Directors and Executive Officers of the Registrant" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

     The information required is set forth under caption "Compensation of Executive Officers" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.




ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth information as of July 30, 1996, regarding (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; (ii) each director; and
(iii) all officers and directors of the Company as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them except as otherwise indicated.

                                   Number of Shares          Percentage
Name and Address                   Beneficially Owned        of Class(1)

James A. Middleton                  355,000(2)                  3.16%
574 Chapala Drive
Pacific Palisades, Ca. 90272

Jay Mealey                         2,058,051(3)                 18.15%
4645 Hunters Ridge Circle
Salt Lake City, Utah  84124

Thomas W. Bachtell                 2,013,448(4)                 17.77%
3245 Big Spruce Way
Park City, Utah  84060

Richard S. Rawdin                  450,160(5)                     4.02%
P. O. Box 520982
Salt Lake City, Utah  84152

All Officers, Directors and
owners of more than 5% of the
Company's stock as a Group         4,876,659(6)                  39.67%
(Includes 4 individuals)

     1) Based on 10,932,616 shares of the Company's Common Stock issued and outstanding on July 30, 1996. Treated as outstanding for the purpose of computing the percentage ownership of each beneficial owner are common shares which such beneficial owner had a right to acquire within 60 days
	of July 30, 1996.

     2) Includes 300,000 Options which are exercisable within 60 days.

     3) Includes 406,000 Options which are exercisable within 60 days, as well as 110,000 shares gifted by Mr. Mealey to Glenn Mealey as custodian for Mr. Mealey's children, Cameron and Andrew Mealey. Mr. Mealey expressly disclaims beneficial ownership of the aforementioned gifted shares.

     4) Includes 5,000 shares held as trustee of the Nielson Family Trust and 400,000 Options which are exercisable within 60 days. Mr. Bachtell expressly disclaims beneficial ownership of the aforementioned shares held by the Nielson Family Trust.

     5) Includes 254,000 Options which are exercisable within 60 days.

     6) Includes 1,360,000 Options which are exercisable within 60 days and 110,000 shares gifted by Mr. Mealey and 5,000 shares held as trustee by Mr. Bachtell.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          During the year ended December 31, 1995, the Company executed promissory notes payable to Mr. Thomas W. Bachtell, Esq., a Director of the Company and President of BVRC, for loans to the Company including accrued interest and salary payable in the amount of $57,682 and bearing interest at the rate of 9% per annum. The foregoing notes mature on July 1, 1997 (or earlier upon the Company's receipt of $2,000,000 as a result of its offer and sale of its securities).

   In 1995, the Company executed a promissory note payable to Mr. Jay Mealey, President, Chief Operating Officer, Treasurer and a Director of the Company for amounts loaned to the Company in the amount of $53,240 and bearing interest at a rate of 9% per annum replacing a prior promissory note. The foregoing note matures on July 1, 1997 (or earlier upon the Company's receipt of $2,000,000 as a result of its offer and sale of its securities). In February, 1995, Mr. Mealey loaned the Company an additional $20,000, which amount was subsequently repaid by the Company.

     In 1995, the Board of Directors approved the issuance of common stock to reduce the liabilities (debt and accounts payable) and improve the equity position of the Company. Under this plan, restricted common stock (Rule 144) was issued at one-half the market price to account for the three year holding period and to be consistent with previous issuances of restricted common stock. The Company converted a total of $181,443 of liabilities to equity at prices ranging from $.35 (restricted common stock at one-half market price) to $.70 (free trading common stock at market price) per share. As part of this program Mr. Mealey and Mr. Rich Rawdin, Vice President-Finance,
Secretary and a Director of the Company, converted salary payable of $113,047 to 322,991 shares of restricted common stock. The Company has the option to repurchase Mr. Mealey's 215,114 shares at the issue price plus interest accrued at 9% per annum. Also, as part of this program the law firm of Pruitt, Gushee & Bachtell, of which Mr. Bachtell is president and a shareholder, converted $33,092 to 47,273 shares of free trading common stock. In January, 1996, the Company paid Pruitt, Gushee & Bachtell $21,125 for services rendered in prior periods to the Company's wholly-owned subsidiaries, Gavilan and BVRC.



                             PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

          (a)  The following documents are filed as a part of this report:

          1.   FINANCIAL STATEMENTS:
               See Index to Financial Statements

          2.   EXHIBITS:

EXHIBIT NO.         ITEM TITLE                         PAGE NO.
 2.1         Agreement and Plan of Reorganization (1)
 2.2         Agreement and Plan of Reorganization (3)
 3.1         Articles of Incorporation (6)
 3.2         Amended By-Laws (1)
 4.1         Stock Option Agreement - 1991 (2)
 4.2         Stock Option Agreements (6)
10.2         License Agreements with Park
             Guymon Enterprises, Inc., dated January 20, 1989,
             June 1, 1990 and June 1, 1990 (3)
10.3         Amendment to License Agreement with Park
             Guymon Enterprises, Inc. (6)
10.4         Executive Employment Agreement with
             James A. Middleton (6)
10.5         Employment Agreement with Jay Mealey (6)
10.6         Employment Agreement with Richard S. Rawdin (2)
10.7         June 15, 1989 Letter Agreement
             with Amoco Production Company (6)
10.8         Consulting Agreement with IBEX Group, Inc.
             and Hoffman Partners, Inc. (6)
10.9         Promissory Note issued to Jay Mealey 12/31/95 (6)
10.10        Promissory Note issued to Thomas W. Bachtell  12/31/95 (6)
10.11        Promissory Note issued to Thomas W. Bachtell  12/31/95 (6)
10.12        Oil and Gas Minerals Lease, dated September 1, 1991
             with Wembco, Inc. (4)
10.13        Crown Office Space Lease (5)
22.1         Subsidiaries of the Company (6)




          (1) Incorporated by reference from the Company's Registration Statement on Form 10 filed with the Commission on July 1, 1991, amended August 30, 1991 and bearing Commission file number 0-19365.

          (2) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1991 bearing Commission file number 0-19365.

          (3) Incorporated by reference from the Company's Current Report on Form 8-K filed with the Commission on or about September 30, 1992 and bearing Commission file number 0-19365.

          (4) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1992 bearing Commission file number 0-19365.

          (5) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1993 bearing Commission file number 0-19365.

          (6) Incorporated by reference from the Company's Registration Statement on Form S-1 filed with the Commission on or about March 13, 1996 and bearing Commission file number 0-19365.



          3.   REPORTS ON FORM 8-K
               During the fourth quarter ended December 31, 1995, the Company filed no reports on Form 8-K.



                            SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange
     Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CROWN ENERGY CORPORATION
                                   (Registrant)



Date: March 28, 1996             By:/s/JAMES A. MIDDLETON
                                   James A. Middleton
                                   Chief Executive Officer,
                                   Chairman of the Board of Directors




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 28th day of March, 1996.


Thomas W. Bachtell                 Jay Mealey


/s/THOMAS W. BACHTELL              /s/JAY MEALEY
Director                           President, Chief Operating Officer and
                                   Director




Richard S. Rawdin



/s/RICHARD S. RAWDIN
Vice President, Director and Secretary



                     CROWN ENERGY CORPORATION

                   INDEX TO FINANCIAL STATEMENTS


                                                               PAGE


  Independent Auditors' Report of Pritchett, Siler & Hardy, P.C. F-2

  Consolidated Balance Sheets, December 31, 1995 and 1994        F-3

  Consolidated Statements of Operations for the years ended
  December 31, 1995, 1994 and 1993                               F-5

  Consolidated Statements of Stockholders' Equity, for the years
  ended December 31, 1995, 1994 and 1993                         F-7

  Consolidated Statements of Cash Flows, for the years ended
  December 31, 1995, 1994 and 1993                               F-8

  Notes to Consolidated Financial Statements                     F-11

  Supplemental Information - Unaudited                           F-24