Form 10-Q
period 1996-09-30
CROWN ENERGY CORP
filed 1996-11-14
CIK 876528

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 1996

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

There were 10,980,571 shares of $.02 par value common stock outstanding as of November 13, 1996.


                    CROWN ENERGY CORPORATION

                              INDEX
                                                            PAGE(S)


PART I.   Financial Information


     ITEM 1.   Financial Statements

       Condensed Consolidated Balance Sheet at September 30,
         1996 (unaudited) and December 31, 1995                    3

       Condensed Consolidated Statement of Income for the Three
         Months ended September 30, 1996 and 1995 (unaudited)      5

       Condensed Consolidated Statement of Income for the Nine
         Months ended September 30, 1996 and 1995 (unaudited)      6

       Condensed Consolidated Statement of Stockholder's Equity
         (unaudited)                                               7

       Condensed Consolidated Statement of Cash Flows for the
         Nine Months ended September 30, 1996 and 1995 (unaudited) 8

       Notes to Condensed Consolidated Financial Statements
         (unaudited)                                               10


     ITEM 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations             13


PART II.       Other Information

     ITEM 1.   Legal Proceedings                                   15

     ITEM 2.   Changes in Securities                               15

     ITEM 3.   Defaults upon Senior Securities                     15

     ITEM 4.   Submission of Matters to a Vote of Security Holders 15

     ITEM 5.   Other Information                                   15

     ITEM 6.   Exhibits and Reports on Form 8-K                    15


PART III.      Signatures                                          16


                  PART I-FINANCIAL INFORMATION
                  ITEM 1.  FINANCIAL STATEMENTS

                    CROWN ENERGY CORPORATION

              CONDENSED CONSOLIDATED BALANCE SHEETS

                             ASSETS



                                         September 30,
                                           1996               December 31,
                                          [unaudited]             1995

CURRENT ASSETS:
     Cash                                  $95,046             $97,247
     Joint interest and trade accounts
          receivable                        20,957              37,697
     Other current assets                   78,578                   0
          Total Current Assets             194,581             134,944

PROPERTY AND EQUIPMENT                       3,060               5,782
     (net of accumulated depreciation)

INVESTMENT IN OIL AND GAS PROPERTIES     1,102,054           1,145,214
     (full cost method, net of accumulated
          depletion)

INVESTMENT IN OIL SAND PROPERTIES        2,868,633           2,733,080

OTHER ASSETS                               347,730             325,230


         TOTAL ASSETS                   $4,516,058           $4,344,250




                    CROWN ENERGY CORPORATION

              CONDENSED CONSOLIDATED BALANCE SHEETS

              LIABILITIES AND STOCKHOLDERS' EQUITY



                                     September 30,
                                        1996                December 31,
                                      [unaudited]                1995

CURRENT LIABILITIES
     Accounts payable                     $134,494            $244,314
     Current portion of long-term debt     121,140              67,372
     Other current liabilities             191,340             173,250
          Total Current Liabilities        446,974             484,936

LONG TERM DEBT                              60,349             120,420

LONG TERM DEBT -- RELATED PARTIES          118,578             110,922

DEFERRED TAX LIABILITY                     455,733              63,100

          Total Liabilities              1,081,634           1,279,378

STOCKHOLDERS' EQUITY:
     Preferred stock, $.005 par value,
     1,000,000 shares authorized, no shares
     issued and outstanding                  -----          -----
     Common stock, $.02 par value, 50,000,000
     shares authorized, 10,980,571 and
     9,861,069 issued and
     outstanding at 1996 and 1995          219,610             197,220
     Capital in excess of par value      5,256,774           4,701,193
     Retained earnings                  (2,041,960)         (1,833,541)

          Total Stockholders' Equity     3,434,424           3,064,872

TOTAL LIABILITIES AND STOCKHOLDERS'
               EQUITY                   $4,516,058          $4,344,250


                    CROWN ENERGY CORPORATION

                           [Unaudited]

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                    For the Three Months Ended
                                            September 30,
                                          1996         1995
REVENUE:
Oil and gas production                 $65,646     $37,563

Total Revenue                           65,646      37,563

EXPENSES:
Production costs and related taxes      34,887      33,470
General and administrative expenses     97,312     121,579
Depletion, depreciation and amortization16,110      11,540

Total Expenses                         148,309     166,589

OPERATING INCOME (LOSS)                (82,663)   (129,026)

OTHER INCOME (EXPENSES):
Interest and other income                1,267      10,426
Gain (loss) on sale of properties            0           0
Interest and other expense              (5,109)     (4,430)

Total Other Income (Expenses)           (3,842)      5,996

INCOME (LOSS) BEFORE TAX PROVISION    ($86,505)  ($123,030)

PROVISION FOR TAXES:
Current tax expense (benefit)                0           0
Deferred tax expense (benefit)         (29,412)    (41,830)

NET INCOME (LOSS)                     ($57,093)   ($81,200)

NET INCOME (LOSS) PER SHARE             ($0.01)     ($0.01)



                    CROWN ENERGY CORPORATION

                           [Unaudited]

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    For the Nine Months Ended
                                                          September 30,

                                                       1996          1995

REVENUE:
             Oil and gas production                    $165,639   142,171

                       Total Revenue                    165,639   142,171

EXPENSES:
             Production costs and related taxes         97,711    101,938
             General and administrative expenses       328,132    313,311
             Depletion, depreciation and amortization   46,178     39,967

                       Total Expenses                  472,021    455,216

OPERATING INCOME (LOSS)                               (306,382)  (313,045)

OTHER INCOME (EXPENSES):
             Interest and other income                   6,371     11,361
             Gain (loss) on sale of properties               0         0
             Interest and other expense                (15,775)   (13,435)

                       Total Other Income (Expenses)    (9,404)    (2,074)

INCOME (LOSS) BEFORE TAX PROVISION                   ($315,786) ($315,119)

PROVISION FOR TAXES:
             Current tax expense (benefit)                   0         0
             Deferred tax expense (benefit)           (107,367) (107,140)

NET INCOME (LOSS)                                    ($208,419)($207,979)

NET INCOME (LOSS) PER SHARE                             ($0.02)   ($0.02)



                    CROWN ENERGY CORPORATION

                CONDENSED CONSOLIDATED STATEMENT
                     OF STOCKHOLDERS' EQUITY

                           [Unaudited]

          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996



                        Common Stock     Capital in
                                         Excess of  Retained
                        Shares    Amount Par Value  (Deficit)  Total

BALANCE, DECEMBER
   31, 1995           9,861,069 $197,220 $4,701,193 ($1,833,541) $3,064,872

Net Income (loss) for
   the nine months ended
   September 30, 1996   ---        ---        ---      (208,419)   (208,419)

Shares issued for
   cash at $.50 per share
   in private placement
   net of placement
   costs              800,000    16,000     319,000         ---     335,000

Shares issued for
   commissions         80,000     1,600      38,400         ---      40,000

Shares issued for
   non-cash consider-
   ation at $.79 to    191,547    3,831     175,544         ---     179,375
   $1.00 per share

Shares issued for
   payment of note
   payable              47,955      959      22,637         ---      23,596

BALANCE, SEPTEMBER
   30, 1996         10,980,571 $219,610  $5,256,774  ($2,041,960) $3,434,424


                    CROWN ENERGY CORPORATION

                           [Unaudited]

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    For the Nine Months Ended
                                                         September 30,
                                                       1996            1995


Cash Flows From (To) Operating Activities:
             Net income (loss)                          ($208,419)  ($207,979)

             Adjustments to reconcile net loss to
             net cash used by operating activities:
             Common Stock issued for commissions           40,000          0
             Accrued interest converted into notes
             payable                                       12,309      8,992
             Amortization, depreciation and
             depletion                                     45,882     39,967
             Non-cash (income) expense                          0          0
             Change in assets and liabilities:
             Joint interest and accounts
                      receivable                           16,740      9,619
                   Other assets                          (101,078)      (458)
                   Accounts payable                      (109,817)   (14,252)
                   Other current liabilities              120,102    140,629
                   Deferred tax liability                (107,367)  (107,140)
                   Total adjustments                      (83,229)    77,357

           Net Cash Used by Operating
                      Activities                         (291,648)  (130,622)

Cash Flows From (To) Investing Activities:
       Additions to oil sand properties                   (45,553)   (63,473)
       Net Proceeds from sale of oil and gas properties         0    150,000

       Net Cash Provided (Used) in
                      Investing Activities                (45,553)    86,527

Cash Flows From (To) Financing Activities:
       Principal payments on long-term debt                     0    (19,020)
       Net proceeds from sale of common stock              335,000    90,000

       Net Cash Provided by Financing
                      Activities                          $335,000   $70,980

                    CROWN ENERGY CORPORATION

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           [Continued]

                                                    For the Nine Months Ended
                                                           September 30,
                                                       1996           1995


Net Increase (Decrease) in Cash:                        ($2,201)    $26,885
Cash at Beginning of Period                             $97,247     $30,592

Cash at End of Period                                   $95,046     $57,477


Supplemental Disclosure of Cash Flow Information
           Cash paid during the period:
              Interest                                   ---        $3,997

              Income taxes                               ---           ---



Supplemental Schedule of Non-cash Investing and Financing Activities:

     For the period ended September 30, 1996:

     The Company issued 191,547 shares of common stock in payment of $89,375 in current liabilities and $90,000 in project costs.

     The Company issued 47,955 shares in payment of $23,596 in notes payable.



                 CROWN ENERGY CORPORATION

            NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                      FINANCIAL STATEMENTS


   NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in stockholders' equity and cash flows at September 30, 1996 and for all periods presented have been made.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 audited financial statements. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the operating results for the full year.

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

        OIL AND GAS PROPERTIES

        Oil and gas properties are accounted for on the full cost method, whereby all costs associated with acquisition, exploration and development of oil and gas properties are capitalized on a country-by-country, cost center basis. All oil and gas revenues are derived from reserves located in the state of Utah. Amortization of such costs is determined by the ratio of current period production to estimated proved reserves. Estimated proved reserves are based upon reports of petroleum engineers.

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

   NOTE 3 - SUBSEQUENT EVENT

        On November 7, 1996, the Company completed a $200,000 private placement of 400,000 shares of restricted common stock at $.50 per share.


            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULT OF OPERATIONS


RESULTS OF OPERATIONS

For the three month period ended September 30, 1996, compared to the three months ended September 30, 1995.

   Oil and gas revenue increased from $37,563 for the three months ended September 30, 1995 to $65,646 for the three months ended September 30, 1996, an increase of $28,083 (75%). This change was due to an increase in production and higher oil prices for the period. Total production increased from 1,949 barrels for the three months ended September 30, 1995 to 2,513 barrels for the same period in 1996, an increase of 29%. This increase in production was the result of one producing well being shut-in for 2 months in 1995 thereby lowering third quarter 1995 production totals. Average oil prices increased from $16.62 for the three months ended September 30, 1995 to $19.98 for the same period in 1996.

   Oil and gas production costs increased from $33,470 for the three months ended September 30, 1995 to $34,887 for the three months ended September 30, 1996, an immaterial change of $1,417 (4%).

   General and administrative expenses decreased from $121,579 for the three months ended September 30, 1995 to $97,312 for the three months ended September 30, 1996, a decrease of $24,267 (20%). This change was primarily due to a decrease in consulting expenses.

   Depletion, depreciation and amortization increased from $11,540 for the three months ended September 30, 1995 to $16,110 for the three months ended September 30, 1996, an increase of $4,570 (40%). This change was due to an increase in production and a higher depletion unit rate for 1996.

For the nine month period ended September 30, 1996, compared to the nine months ended September 30, 1995.

   Oil and gas revenue increased from $142,171 for the nine months ended September 30, 1995 to $165,639 for the nine months ended September 30, 1996, an increase of $23,468 (17%). This increase was primarily due to an increase in average oil prices from $16.99 for the nine months ended September 30, 1995 to $19.49 for the same period in 1996, an increase of 14.7%.

   Oil and gas production costs decreased from $101,938 for the nine months ended September 30, 1995 to $97,711 for the nine months ended September 30, 1996, an immaterial decrease of $4,227 (4%).

   General and administrative expenses increased from $313,311 for the nine months ended September 30, 1995 to $328,132 for the nine months ended September 30, 1996, an increase of $14,821 (5%). This change was due to an increase in general overhead expenses relating to the Asphalt Ridge Oil Sand Project.

   Depletion, depreciation and amortization increased from $39,967 for the nine months ended September 30, 1995 to $46,178 for the nine months ended September 30, 1996, an increase of $6,211 (16%). This change was due to an increase in the depletion unit rate for 1996.

LIQUIDITY AND CAPITAL RESOURCES

   At September 30, 1996, the Company had cash and other current assets of $194,581 as compared to cash and other current assets of $134,944 at December 31, 1995. The increase of $59,637 was primarily due to net proceeds from an equity financing of $400,000 completed in February, 1996. The increase was partially offset by a loss from operations and pre-construction capital and permitting costs incurred on the Asphalt Ridge Oil Sand Project.

   Total debt increased from $231,342 in long-term debt and $67,372 in current portion of long-term debt at December 31, 1995 to $178,927 in long-term debt and $121,140 in current portion of long-term debt at September 30, 1996. This increase was primarily due to accrued interest being converted into notes payable.

   The Company's primary objective is to complete financing for construction of its full-scale, 1,000 barrel per day commercial asphalt production facility. The Company is seeking approximately $10 - $12m for construction costs and approximately $4 - $5m for start-up and working capital and is evaluating financing alternatives with several investor groups. No assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then-existing stockholders may result. If such additional funds are raised through the issuance of debt securities, the Company's cash flows will be required to be devoted to service such debt. If adequate funds are not available, the Company may be required to significantly curtail or cease its operations. On November 7, 1996, the Company completed a $200,000 private placement (See Subsequent Event Note) and believes that its existing cash balances will be sufficient to meet current working capital requirements.


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


                          CROWN ENERGY CORPORATION
                                (Registrant)

Date: November 13, 1996          By: /s/ JAY MEALEY
                                     Jay Mealey, President

Date: November 13, 1996          By: /s/ RICHARD S. RAWDIN
                                    Richard S. Rawdin, Vice
                                    President of Finance