Form 10-Q/A
period 1996-06-30
CROWN ENERGY CORP
filed 1996-12-13
CIK 876528

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-Q/A1

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


                                          CROWN ENERGY CORPORATION
                                   (Registrant)

Date: December 13, 1996            By: /s/JAY MEALEY
                                   Jay Mealey, President

Date: December 13, 1996            By: /s/RICHARD S. RAWDIN
                                   Richard S. Rawdin, Vice President of
                                   Finance