Form 10-K
period 1996-12-31
CROWN ENERGY CORP
filed 1997-04-15
CIK 876528

_______________________________________________________________________________



                                 FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
    For the fiscal year ended December 31, 1996
	          or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the Transition Period From                  to ________


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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]


The aggregate market value of Common Stock, par value $0.02 per share held by nonaffiliates of the Registrant on March 27, 1997, was $5,698,017 using the average bid and asked price for Registrant's Common Stock. As of March 27, 1997, Registrant had 11,430,571 shares of its $0.02 par value Common Stock outstanding.

____________________________________________________________________________

                  	              TABLE OF CONTENTS

                             Crown Energy Corporation

                       	            Form 10-K

                               For the year ended
                               December 31, 1996


PART I.

ITEM 1	Business

ITEM 2	Properties

ITEM 3	Legal Proceedings

ITEM 4	Submission of Matters to a Vote of Security Holders

PART II.

ITEM 5	Market Price for the Company's Common Equity and
       Related Stockholder Matters

ITEM 6	Financial Data

ITEM 7	Management's Discussion and Analysis of Financial
       Condition and Results of Operations

ITEM 8	Financial Statements and Supplementary Data

ITEM 9	Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure

PART III.

ITEM 10	Directors and Executive Officers of the Registrant

ITEM 11	Executive Compensation

ITEM 12	Security Ownership of Certain Beneficial Owners
        and Management

ITEM 13	Certain Relationships and Related Transactions

PART IV.

ITEM 14	Exhibits, Financial Statement Schedules and
        Reports on Form 8-K



PART I.

ITEM 1.  BUSINESS

(a)  General Development of Business

Crown Energy Corporation ("Crown" or the "Company"), a Utah corporation, was organized March 17, 1981 for the purpose of acquiring, holding and developing oil and gas leases and properties. Crown operates through two wholly-owned subsidiaries, BuenaVentura Resources Corporation ("BVRC") and Gavilan Petroleum, Inc. ("Gavilan"). BVRC, a Utah corporation, was organized October 24, 1985 and was acquired by Crown on September 30, 1992. BVRC controls substantial oil sand reserves at Asphalt Ridge in Uintah County, Utah, and proprietary oil production technology. Gavilan, a Utah corporation, was organized September 9, 1985 and was acquired by Crown on January 24, 1991. Gavilan is engaged in conventional oil production.

The Company is focusing its future growth on the development and commercialization of its large asphalt reserve base and proprietary asphalt production process. The Company has performed extensive analysis on its asphalt oil and production technology, successfully operating separate pilot and demonstration facilities. It has completed preliminary engineering and capital cost budgets, and secured all required permits for a commercial asphalt production facility at its Asphalt Ridge property. The Company has expended approximately $12,049, $129,852 and $185,997 in calendar years 1994, 1995 and 1996 in connection with such development activities. The Company is now seeking to finalize an approximate $20 million financing package for construction and start-up operations. The Company expects production of asphalt and other by-products from oil sands to become its primary business activity.

The Company's offices are located at 215 South State Street, Suite 550, Salt Lake City, Utah 84111. The Company's telephone number is (801) 537-5610.

Unless specifically indicated otherwise, all discussion hereinafter pertains to the Company and all business operations conducted by it and its subsidiaries.


(b)  Narrative Description of Business

(i)	 Asphalt Operations

General

The Company is developing an asphalt mining and production facility at its Asphalt Ridge oil sand deposit near, Vernal, Utah where it controls approximately 140 million barrels of reserves. The Company's objective is to capitalize on the changes in the U.S. asphalt industry resulting from state and federal implementation of quality and performance specifications for paving asphalt (see New Asphalt Specifications) and become a leading supplier of premium asphalt products. The Company is in the process of developing its production facility which, when completed, is expected to process approximately 3,000 tons of oil sands per day for an estimated production of 1,500 barrels of premium grade asphalt using a proprietary extraction process.

The oil extracted from Asphalt Ridge oil sands is rich in gas-oils, asphaltenes and nitrogen allowing it to make a premium asphalt product. The Company has successfully operated a pilot facility and a larger, commercial sized demonstration facility using the process and has completed the
engineering and permitting for the production facility.   The Company is
seeking equity and debt or project financing of approximately $20 million for construction and start-up operations (see Liquidity and Capital Resources) and believes it will complete financing in the second quarter of 1997, undertake construction of its asphalt mining and production facility and thereafter commence commercial operations in the first quarter of 1998.

Asphalt Properties.   The Company, through BVRC, controls approximately
7,500 acres of private and state land at Asphalt Ridge in the Uintah Basin near the town of Vernal, Utah. Utah contains about 90 percent of the known U.S. oil sand deposits consisting of over 28 billion barrels of oil concentrated in about 50 deposits. Asphalt Ridge is one of Utah's largest deposits containing over a billion barrels of oil in place. Extensive reserve studies, including core drilling performed by Bechtel and Sohio between the late 1950's and mid-1980's, estimate surface minable reserves on the Company's acreage to be approximately 140 million barrels.

Production Process. There are three major steps in the production process: 1) mining the oil sands; 2) separation of the oil from the sand; 3) distillation of the oil mixture to recover the solvent and light fractions from the asphalt. The mining stage utilizes conventional surface mining equipment. The separation stage entails utilizing a patented process to remove the oil from the sand. The distillation stage uses traditional refining processes common in the oil industry.

The Company entered into a series of license agreements with Park Guymon Enterprises, Inc., of which Dr. E. Park Guymon is a principal, for the use of the patented extraction process. The license agreements were dated, respectively, January 20, 1989, June 1, 1990 and June 1, 1990, all of which were collectively amended on July 1, 1993. The license agreements entered into with Park Guymon Enterprises, Inc., as amended, grant the Company the exclusive license to use the oil sand extraction technology within the exterior boundaries of the United States, within the exterior boundaries of Canada and within Trinidad-Tobago. The Company believes it is in compliance with the terms of the license agreements and the Company's success in will depend in part on its ability to maintain such licenses by meeting, or obtaining waivers of, certain production milestones.

New Asphalt Specifications. In response to the need for higher quality and longer lasting roads, the Federal Highway Administration recently initiated the Strategic Highway Research Program ("SHRP") and established uniform performance and quality standards which states must follow for federal and state highways. As states implement the SHRP standards, traditional asphalts, which until now have been essentially a by-product of the refining process, must be replaced by higher quality, performance grade asphalts (PG-Asphalts). Asphalt suppliers throughout the U.S. are having to modify their asphalt formulations, at a significant cost, to meet these new standards. The Company has completed extensive testing and analysis which confirmed the asphalt produced from Asphalt Ridge surpasses the new federal and state standards for performance grade asphalt without additives or modifiers.

Utah is the first state in the western U.S. to adopt and implement the SHRP standards and has specified PG-asphalts for most highway projects this year. Other western states are at various administrative stages of adoption of the SHRP standards and full implementation of the program is expected by 2000.

Local and Regional Asphalt Market. Generally speaking, regional asphalt supplies are a very poor quality which makes them difficult or impossible to modify to meet SHRP specifications. To meet such specifications, a typical crude oil asphalt will require polymer addition of between 3% and 5% by weight. At an average cost of $1.00 per pound, this adds between $60 and $100 per ton to the cost of the base stock material (which can cost as much as $125 per ton). As a result, most of the asphalt used to make PG-modified asphalt is produced and imported from outside the region, primarily Canada. Much of
this asphalt is produced from Canadian oil sands.   The high cost to transport
the Canadian asphalt to this region substantially increases the cost of this material, which currently sells for between $175 to $190 per ton F.O.B. Salt Lake City and is expected to rise as demand increases as more states implement the SHRP specifications.

Competition and Company Strategy. Competition in the asphalt supply business in very keen with several large companies, with superior financial resources to those of the Company, as competing suppliers. The Company believes that it has two advantages over its competitors - a superior base
(unmodified) product and significantly lower production costs.   The Company
plans to initially target the Utah market and believes this market is large enough to absorb all of the Company's production. In addition, servicing the Utah market utilizing the Company's existing distribution channels will eliminate the need for complicated transportation, handling and storage arrangements other markets would require. As the regional performance grade asphalt market expands, the Company plans to develop other markets in the western U.S. for its expected production growth. This expansion will minimize the effect of price volatility within a specific market and will even out the seasonal demand fluctuations between warm and cold climate areas. Given the highly competitive nature of the asphalt supply business, there can be no assurance that the Company can generate operating profit in any given market or expand its operations to other markets successfully.

The Company also plans to explore the development of a synthetic crude oil ("SCO") production facility to capitalize on the shortage of regional feedstock. The final decision on the timing and production volume of an SCO facility will be predicated on project economics, market conditions and requirements, and there can be no assurance that such facility will prove economically feasible or profitable if and when developed.

Operating Hazards and Uninsured Risks. The Company's asphalt production operations are subject to the risks normally incident to the devlopment and construction of a mining and production facility, including risks of construction delays, labor or materials shortages, cost overruns, inclement weather and construction liability risks such as damage to persons or property. Although the Company intends to carry adequate insurance coverage, the Company does not expect to be fully insured against certain of these risks because insurance is not available or management elects not to insure due to high premium costs. The occurrence of an event not fully insured against could have a materially adverse effect on the Company's financial condition.

Regulation. The Company's operations are affected from time to time in varying degrees by political developments and federal and state laws and regulations. Utah and other states in which the Company may conduct its asphalt mining and production activities may regulate the Company's activities. Such regulations include rules in connection with drilling and completion activities, the prevention and clean-up of pollution and production conservation. The Company's mining activities are subject to existing federal and state laws and regulations governing environmental quality and pollution control. Such laws and regulations may substantially increase the costs of developing, constructing and operating the asphalt mining production facility and may prevent or delay the commencement or condition of a given operation. The Company's management believes that its proposed operations comply with applicable environmental legislation and regulations, that the existence of such regulations has had no material effect on the Company's operations to date, and that the cost of such compliance will not be material in the future.


(ii)	Oil and Gas Operations

General

The Company and Gavilan are in the business of producing, acquiring, developing and operating oil and natural gas properties on a relatively small scale. The Company's limited oil and gas operations are conducted in Utah. See "Item 2 - Properties" and "Item 3 - Legal Proceedings" regarding pending administrative actions involving certain oil and gas properties. As the Company shifts its strategic focus to the development of its asphalt operations, the Company expects its conventional oil and gas operations to decrease.

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

The Company's business is not seasonal; however, severe winter weather can increase production and operating costs.

Exploration, Development and Operations.  During the year ended December
31, 1996, the Company did not drill or complete any oil and gas properties. During this time period Gavilan operated 11 wells in the Uintah Basin in eastern Utah.

Competition. The oil and gas exploration, production, acquisition and development industry is a highly competitive and speculative business. The Company competes with a number of other companies, including major oil companies, independent oil and gas operators, and individual producers and operators, many of whom have financial and technical resources, staff and facilities substantially greater than those of the Company. All of the Company's drilling is conducted by third parties and in times of high drilling activity, exploration for and production of oil and gas may be affected by the prior commitments of such third parties and by the availability of necessary equipment and supplies and by competition for drilling rigs. The Company cannot predict the effect these factors might have on its operations. Based on current market activities, the Company believes that the demand for drilling rigs and equipment has declined due to the decline in the number of oil and gas wells being drilled, which factors have resulted in an overall decline in prices being paid to drillers and the cost of exploration. The principal means of competition in oil and gas exploration and development are product availability and price. The Company cannot predict how long the industry will face pricing and demand instability or the ultimate impact on the Company's markets.

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

Regulation. The Company's operations are affected from time to time in varying degrees by political developments and federal and state laws and regulations. Utah and other states in which the Company may conduct its oil and gas activities regulate the production and sale of oil and natural gas. Such regulations include rules in connection with the operation and production of both oil and gas wells, such as the method of developing new fields, drilling and completion activities, spacing of wells, the prevention and clean-up of pollution and production conservation. The Company's oil and gas activities are subject to existing federal and state laws and regulations governing environmental quality and pollution control. Such laws and regulations may substantially increase the costs of exploration, development or production of oil and gas and may prevent or delay the commencement or continuance of a given operation. The Company's management believes that its present operations comply with applicable environmental legislation and regulations, that the existence of such regulations has had no material effect on the Company's operations to date, and that the cost of such compliance will not be material in the future.

(c) Employees

As of December 31, 1996, the Company had four full-time employees and one part-time employee. From time to time the Company utilizes the services of consulting geologists, engineers, landmen and accountants.


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

The following tables set forth as of December 31, 1996, the estimated net quantities of proved developed and undeveloped oil and gas reserves for the Company. John D. Steuble, ("Steuble), an independent petroleum engineer and consultant, prepared the estimates included in this report of the oil and gas reserves of the Company, the future net revenues from such reserves, the present value thereof as of December 31, 1996 and 1995. These estimates have been included herein in reliance upon Steuble's report and upon his authority as an expert in petroleum engineering and reserve analysis. Of course, actual results of operations will likely vary from estimated results due to a number of factors, including events beyond the Company's control.

The following table shows the estimated quantities of oil and natural gas available to be produced from the Company's net proved reserves during the period shown.


Proved Reserves
Period ending December 31:				Oil (bbls)		Gas (MCF)

                     1996						822,650	      0
                     1995						773,628	      0
                     1994						870,885	      0

(iii)	Future Net Revenues

The following table summarizes future net revenues applicable to proved reserves.

Period Ending			Proved			    Proved		            Total
 December 31 			Developed	   Undeveloped			      Proved

      1997					$ 95,506	     $     0   			    $   95,506
      1998	  	   80,867		          0   		         80,867
      1999			    67,655   		   (973,844)		 	    (906,189)
Thereafter				  245,794       5,670,685 		     5,916,479
Total					     $489,822	     $4,696,841	  	   $5,186,663


(iv)	Present Value Future Net Revenues

                                 Proved	       Proved		      Total
						                           Developed	  Undeveloped     Proved
Future Net Revenue
discounted at 10% per annum      $354,782		  $1,506,295		    $1,861,077

These estimates of future net revenues were made using a year-end oil price of $21.25 per barrel and was held constant throughout the life of the properties. Operating costs, production taxes, royalties and overriding royalties and estimated future capital expenditures were deducted in arriving at the estimates of future revenues. Such costs were estimated based upon current costs and were not adjusted to reflect any anticipated changes in prices. Such estimates have been made in accordance with current Securities and Exchange Commission guidelines; however, interested persons should note that such estimates are forward-looking statements and projections and the foregoing factors and others (some of which are unpredictable) may cause actual results to vary from the estimates provided


(v)	Production, Revenue and Costs

The following table sets forth the net production attributable to the Company's oil and gas interests, the average sales prices and average production cost (lifting cost) for the periods indicated:

	                          1996			    1995			        1994
Production:
Oil (BBLS)			              9,435 			  10,50		 	     17,280
Gas (MCF)			                   0 		        0             0

Average Sales Prices:
Oil (per BBL)		           $19.85			   $16.82				    $15.76
Gas (per MCF)		           $  .00			   $  .00				    $  .00

Lifting Costs (per BBL)   $11.49	     $10.40				    $ 9.72


(vi)	Developed and Undeveloped Acreage and Wells

The following table summarizes the productive oil and gas wells in which the Company has an interest. Productive wells are those that are either currently producing or capable of producing oil and/or gas:

As of December 31, 1996


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


(b) Office Space Lease

The Company conducts its business operations at 215 South State, Suite
550, Salt Lake City, Utah, where it has approximately 2,303 square feet of office space under lease until September 30, 2001. Under the terms of the lease, the Company pays $2,668 per month through September 30, 1997; $2,860 per month through September 30, 1998; $3,051 per month through September 30, 1999; $3,243 per month through September 30, 2000; and $3,435 per month through the lease expiration date of September 30, 2001. There is no renewal option under the terms of this lease.


ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company itself is a party. With respect to the subsidiaries of the Company, Gavilan is currently a party in three pending administrative actions against the United States Department of Interior, Bureau of Indian Affairs, involving Gavilan's $75,000 letter of credit submitted as its operating bond for conducting oil and gas operations on Indian lands in Uintah and Ouray Indian Reservation, Utah. The Company's oil and gas leases on these lands could be cancelled, and the Company could lose its $75,000 operating bond, in the event of an unfavorable outcome. The cases have been consolidated and are under appeal. The Company believes that the final resolutions of these actions will not have a materially adverse effect on the business of the Company.

Gavilan is also subject to an administrative action brought by the Bureau of Indian Affairs to cancel certain oil and gas leases in the Roosevelt, Utah area. Gavilan is challenging these cancellations, but to the extent Gavilan claims interests under these leases, such interests are subject to cancellation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1996.

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


CALENDAR QUARTER ENDED		     HIGH BID	      LOW BID

March 31, 1995				            $1.25			       $ 0.88
June 30, 1995				              1.06			         0.56
September 30, 1995			          1.31			         0.70
December 31, 1995				          0.84			         0.50

March 31, 1996				             1.13			         0.63
June 30, 1996				              1.03			         0.69
September 30, 1996			          0.81			         0.63
December 31, 1996				          1.44			         0.60

As of March 27, 1997, the high bid and low offer quotations reported by the National Quotation Bureau were $.69 and $.75, respectively.

On March 27, 1997, approximately 851 shareholders of record held the Company's common stock.

The Company has not paid any cash dividend on its common shares. It is the present policy of the Board of Directors of the Company to retain any earnings for use in the business, and therefore, the Company does not anticipate paying any cash dividends on its common stock in the foreseeable future.

In November 1996, the Company issued 400,000 shares of its Common Stock to two investors for $200,000. The exemption from registration under the Securities Act relied upon by the Company for the issuance of the foregoing shares was that afforded by Section 4(2).


ITEM 6.  SELECTED FINANCIAL DATA

The financial data included in the following table has been derived from the financial statements for the periods indicated. The financial statements as of and for the years ended December 31, 1990 through 1996 were audited by Pritchett, Siler & Hardy, P.C., formerly known as Peterson, Siler & Stevenson, P.C., independent public accountants. The following financial data should be read in conjunction with the financial statements and related notes and with management's discussion and analysis of financial conditions and results of operations included elsewhere herein.


Year Ended December 31, ($000s except per share amounts)

                        1996		 1995		 1994		      1993         1992

Net Revenues		          $225 		$214  	$326        $445         $587

Income(Loss) from
Continuing Operations  ($422) ($234)	($230)      ($193)      ($ 61)

Income(Loss) Per Share
Continuing Operations ($0.04)	($0.03)($0.03)    ($0.02)      ($0.00)

Total Assets	          $4,591	$4,344	 $4,351	    $4,481       $5,065

Total Long Term Debt   $  182 $  794	 $  965     $1,040       $  305

Cash Dividends Per
Common Share	 	        $ 0.00	$ 0.00		$ 0.00		   $ 0.00       $ 0.00

Shareholder's Equity   $3,496	$3,065	 $2,940	    $2,880       $4,092

The foregoing selected financial data is presented on a historical basis and may not be comparable from period to period due to changes in the Company's operations. For instance, summary financial data presented for the 1992 through 1995 calendar years includes results of operations of the Company's Gavilan subsidiary, whereas summary financial data presented for the 1992 through 1995 calendar years includes results of operations of both the Company's Gavilan and BVRC subsidiaries.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Liquidity and Capital Resources

At December 31, 1996, the Company had cash and other current assets of $245,931 as compared to cash and other current assets of $134,944 at December 31, 1995. The increase of $110,987 was due to proceeds from net equity financings totalling $575,000. The cash infusion from financing was partially offset by a loss from operations, payments on debt obligations and pre-construction capital costs incurred on the Asphalt Ridge oil sand project.

Total debt increased from $231,342 in long-term debt and $67,372 in current portion of long-term debt at December 31, 1995 to $182,093 in long-term debt and $185,984 in current portion of long-term debt at December 31, 1996. This total increase of $69,363 was primarily due to new borrowings of approximately $79,000. In order for the Company to meet its pre-construction oil sand facility expenses and working capital requirements in 1996, the Board of Directors approved two private placements. In January 1996, the Company sold 800,000 shares of its Common Stock to twenty-one investors for $400,000. In November 1996, the Company sold 400,000 shares of its Common Stock to two investors for $200,000.

The Company's primary objective is to complete financing for construction and start-up of its commercial asphalt production facility. The Company is seeking to raise approximately $20,000,000 through a combination of equity and debt or project financing. The Company is evaluating financing alternatives with several investor groups who are in the process of completing their due diligence on the project. No assurance can be given that financing will be available or, if available, that it will be available on acceptable terms. If such funds are raised by issuing equity securities, further dilution to then-existing stockholders may result. If such additional funds are raised through the issuance of debt securities, the Company's cash flows will be required to be devoted to service such debt. If funding is not available, the Company may be required to significantly curtail or cease its operations.

Results of Operations

	1996 vs. 1995

Oil and gas revenue increased from $213,527 for the year ended December
31, 1995 to $224,855 for the year ended December 31, 1996, an increase of $11,329 (5%). This increase was due to higher average oil prices. Average oil prices increased from $16.90 per barrel in 1995 to $19.85 per barrel in 1996, an increase of 17%. This revenue increase was partially offset by a decline in barrels produced. Barrels of oil sold for the year ended December 31, 1996 were 9,435 as compared to 10,501 barrels for the same period in 1995, a decrease of 10%. Unless the Company acquires additional producing properties, re-works existing wells or commences new drilling activity, lower oil prices and normal production declines (aging oil wells produce less and less oil each year) could adversely affect future conventional oil revenues.

Oil and gas production costs increased from $128,069 for the year ended December 31, 1995 to $137,340 for the year ended December 31, 1996, an increase of $9,271 (7%). This immaterial increase was due to higher maintenance costs due to aging well equipment.

General and administrative expenses increased from $432,655 for the year ended December 31, 1995 to $551,401 for the year ended December 31, 1996, an increase of $118,746 (27%). This increase was primarily due to an increase in expenses relating to the Asphalt Ridge oil sand project.

Depletion, depreciation and amortization decreased from $81,149 for the year ended December 31, 1995 to $80,062 for the year ended December 31, 1996, a decrease of $1,087 (1%). This decrease was due to lower production for the period and was partially offset by a higher unit depletion rate.

	Other income/expenses decreased from total expense of $31,714 for the year ended December 31, 1995, to total expenses of $6,682 for the year ended December 31, 1996, a decrease of $25,032 (79%). This decrease was due to an increase in interest income and other miscellaneous income items.

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

                                                                    Year First
                                                                    Elected
NAME                   AGE         Position/Office                as a Director

James A. Middleton     61        Chief Executive Officer,               1996
                                 Chairman of the Board of Directors

Jay Mealey             40        President, Chief Operating             1991
                                         Officer, Treasurer

Thomas W. Bachtell     45        Director                               1993

Richard S. Rawdin      38        Vice President, Director, Secretary    1992

James A. Middleton - Chairman of the Board, Chief Executive Officer. Mr. Middleton became Chairman and Chief Executive Officer on February 7, 1996.
Mr. Middleton was President of ARCO Oil and Gas Company as well as Executive Vice President and a member of the Board of Directors of Atlantic Richfield Company. Mr. Middleton's areas of responsibility included ARCO Products Company, ARCO Transportation Company, ARCO Coal Company, ARCO Exploration and Production Technology and ARCO Aluminum, Inc. Earlier in his career Mr. Middleton was head of the engineering department of ARCO's Synthetic Fuels and Minerals Division and was heavily involved in ARCO's activities in oil shale, Athabasca oil sands, coal mining and coal conversion projects. He remains on the Board of Directors of ARCO Chemical Company. Mr. Middleton also serves on the Board of Directors of Texas Utilities Company as well as many community and civic organizations.

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

Thomas W. Bachtell - Director.  Mr. Bachtell is a Director and
President of the Company's wholly-owned subsidiary, BuenaVentura Resources Corporation ("BVRC"). He is a practicing natural resources attorney and President of the law firm of Pruitt, Gushee & Bachtell. Mr. Bachtell's law practice focuses on advising and assisting oil, gas and mineral companies in their exploration and development activities in the Rocky Mountain States. In addition to his responsibilities as President of BVRC, Mr. Bachtell is responsible for the Company's governmental and regulatory affairs along with its natural resources legal matters.


ITEM 11.  EXECUTIVE COMPENSATION

There is set forth below information concerning the annual and long-term compensation paid for services rendered in all capacities to the Company for the fiscal years ended December 31, 1996, 1995 and 1994 by individuals serving during the year ended December 31, 1996 as the Chief Executive Officer of the Company and to any other officer of the Company who received in excess of $100,000 in compensation for the year ended December 31, 1996 (collectively, the "Named Officers").

The following table discloses compensation received by the Named
Officers for the three fiscal years ended December 31, 1996:

                            	SUMMARY COMPENSATION
                             	Annual Compensation


Name and Principal Position     Year      Salary($)   Bonus($)  Other Annual
                                                                Compensation($)

Jay Mealey, President           1994       $78,000      $0          $0
                                1995       $78,000      $0          $0
                                1996       $78,000      $0          $0

James A. Middleton,             1996         $0         $0          $0
Chief Executive Officer

The following table provides information on options granted to the Named Officers during the fiscal year ended December 31, 1996:

	OPTION GRANTS

                                                                 Potential
                                                                realizable value
                                                               at assumed annual
Name     Number of    % of Total       Exercise or  Expira-   rates of stock
         Securities   Options Granted  Base Price   tion Date price appreciation
         Underlying   to Employees in  ($/Sh)                 for option term
         Options      Fiscal Year
         Granted (#)                                              5%       10%

James A.
Middleton  300,000    100%             $.66 per     01/29/01   $54,000  $120,000
                                       share

Mr. Middleton's employment agreement also provides for the grant of additional options to Mr. Middleton upon the Company's receipt of funding for its Asphalt Ridge project.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 28, 1997, regarding (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; (ii) each director; and (iii) all officers and directors of the Company as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them except as otherwise indicated.


                               Number of Shares		      Percentage
Name and Address               Beneficially Owned            of Class(1)

James A. Middleton                    355,000(2)                3.02%
574 Chapala Drive
Pacific Palisades, Ca. 90272

Jay Mealey                          2,058,051(3)               17.39%
4645 Hunters Ridge Circle
Salt Lake City, Utah  84124

Thomas W. Bachtell                  2,013,448(4)               17.02%
3245 Big Spruce Way
Park City, Utah  84060

Richard S. Rawdin                     450,160(5)                3.85%
P. O. Box 520982
Salt Lake City, Utah  84152

All Officers, Directors and
owners of more than 5% of the
Company's stock as a Group          4,876,659(6)                38.13%
(Includes 4 individuals)

1) Based on 11,430,571 shares of the Company's Common Stock issued and outstanding March 28, 1997. Treated as outstanding for the purpose of computing the percentage ownership of each beneficial owner are common shares which such beneficial owner had a right to acquire within 60 days of March 28, 1997.

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

	None.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this report:

1.	FINANCIAL STATEMENTS:
   See Index to Financial Statements

2.	EXHIBITS:

EXHIBIT NO.		ITEM TITLE						PAGE NO.

22.1     Subsidiaries of the Company (1)
24.1     Consent of Pritchett, Siler & Hardy
27.0     Financial Data Schedule

 (1) Incorporated by reference from the Company's Registration
Statement on Form S-1 filed with the Commission on or about March
13, 1996 and bearing Commission file number 0-19365.

3.	REPORTS ON FORM 8-K
During the fourth quarter ended December 31, 1996, the Company filed no reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange
Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                               CROWN ENERGY CORPORATION
                                      (Registrant)


Date: March 28, 1997                       By:/s/JAMES A. MIDDLETON
                                              James A. Middleton
                                              Chief Executive Officer,
                                              Chairman of the Board of Directors


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 28th day of March, 1997.



By:/s/JAY MEALEY                           By:/s/RICHARD S. RAWDIN
   Jay Mealey                                 Richard S. Rawdin
   President, Chief Operating                 Vice President, Director
   Officer and Director                       Secretary


                     	CROWN ENERGY CORPORATION

                  	INDEX TO FINANCIAL STATEMENTS


                                                                       PAGE

Independent Auditors' Report of Pritchett, Siler & Hardy, P.C.          F-2

Consolidated Balance Sheets, December 31, 1996 and 1995                 F-3

Consolidated Statements of Operations for the years ended
December 31, 1996, 1995 and 1994                                        F-5

Consolidated Statements of Stockholders' Equity, for the years
ended December 31, 1996, 1995 and 1994                                  F-7

Consolidated Statements of Cash Flows, for the years ended
December 31, 1996, 1995 and 1994                                        F-8

Notes to Consolidated Financial Statements                              F-11

Supplemental Information - Unaudited                                    F-24

                     CROWN ENERGY CORPORATION

                 CONSOLIDATED FINANCIAL STATEMENTS

                 DECEMBER 31, 1996, 1995 AND 1994
































                 PRITCHETT, SILER AND HARDY, P.C.
                   CERTIFIED PUBLIC ACCOUNTANTS

                     CROWN ENERGY CORPORATION

                       FINANCIAL STATEMENTS


                             CONTENTS




                                                            PAGE

     _    Independent Auditors' Report                         1


     _    Consolidated Balance Sheets, December 31,
                 1996 and 1995                             2 - 3


     _    Consolidated Statements of Operations, for the
            years ended December 31, 1996, 1995 and
            1994                                               4


     _    Consolidated Statement of Stockholders' Equity,
            for the years ended December 31, 1996, 1995
            and 1994                                       5 - 6


     _    Consolidated Statements of Cash Flows, for the
            years ended December 31, 1996, 1995 and
            1994                                           7 - 9


     _    Notes to Consolidated Financial Statements     10 - 23


     _    Supplemental Information - Unaudited           24 - 29

                      PRITCHETT, SILER & HARDY, P.C.
                       CERTIFIED PUBLIC ACCOUNTANTS
                           430 EAST 400 SOUTH
                       SALT LAKE CITY, UTAH  84111




                       INDEPENDENT AUDITORS' REPORT



Board of Directors
CROWN ENERGY CORPORATION
Salt Lake City, Utah


We have audited the accompanying consolidated balance sheets of Crown Energy Corporation at December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated financial position of Crown Energy Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 13 to the financial statements, the Company has suffered recurring losses from operations, and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans with respect to this matter are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





/s/PRITCHETT, SILER & HARDY, P.C.



March 5, 1997

                     CROWN ENERGY CORPORATION

                    CONSOLIDATED BALANCE SHEETS

                              ASSETS


                                             December 31,
                                     __________________________
                                           1996        1995
                                       ___________ ___________

CURRENT ASSETS:
  Cash                                  $  142,772   $  97,247
  Joint interest and trade accounts
   receivable, net of allowance
   for doubtful accounts of
   $0, at 1996 and 1995                     30,379      37,697
  Other current assets                      72,780           -
                                        ___________ ___________
        Total Current Assets               245,931     134,944


PROPERTY AND EQUIPMENT, net                  1,758       5,782


INVESTMENT IN OIL AND GAS PRODUCING
  PROPERTIES, full cost method           1,083,882   1,145,214


INVESTMENT IN OIL SAND PROPERTIES        2,919,077   2,733,080

OTHER ASSETS                               340,726     325,230
                                       ___________ ___________
                                        $4,591,374  $4,344,250
                                       ___________ ___________





















The accompanying notes are an integral part of these financial statements

                     CROWN ENERGY CORPORATION

                    CONSOLIDATED BALANCE SHEETS

               LIABILITIES AND STOCKHOLDERS' EQUITY


                                             December 31,
                                     __________________________
                                           1996        1995
                                       ___________ ___________

CURRENT LIABILITIES:
  Accounts payable                      $   92,663   $ 244,314
  Other current liabilities                225,322     173,250
  Current portion of long-term debt        185,984      67,372
  Deferred tax liability                         -           -
                                       ___________ ___________
        Total Current Liabilities          503,969     484,936

LONG-TERM DEBT - Unrelated parties,
          net of current portion            60,845     120,420

LONG-TERM DEBT - Related Parties           121,248     110,922

DEFERRED TAX LIABILITY                     434,056     563,100
                                       ___________ ___________
        Total Liabilities                1,120,118   1,279,378
                                       ___________ ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.005 par value,
    1,000,000 shares authorized, no
    shares issued and outstanding                -           -
  Common stock, $.02 par value,
    50,000,000 shares authorized,
    11,430,571 and 9,861,069 shares
    issued and outstanding at 1996 and
    1995                                   228,611     197,220
  Capital in excess of par value         5,497,772   4,701,193
  Retained earnings (deficit)           (2,255,127) (1,833,541)
                                       ___________ ___________
Total Stockholders' Equity               3,471,256   3,064,872
                                       ___________ ___________
                                        $4,591,374  $4,344,250
                                       ___________ ___________










The accompanying notes are an integral part of these financial statements

                     CROWN ENERGY CORPORATION

               CONSOLIDATED STATEMENTS OF OPERATIONS

                                        For the Year Ended
                                           December 31,
                             _______________________________________
                                      1996     1995     1994
                               ___________________________________
REVENUE:
  Oil and gas sales                $224,855  $213,526  $325,907
                               ___________________________________
        Total Revenue               224,855   213,526   325,907
                               ___________________________________
EXPENSES:
  Production costs and
   related taxes                    137,340   132,641   194,779
  General and administrative        551,401   432,655   358,651
  Depreciation, depletion and
   amortization                      80,062    81,149   113,536
                               ___________________________________
    Total Expenses                  768,803   646,445   666,966
                               ___________________________________
OPERATING (LOSS)                   (543,948) (432,919) (341,059)
                               ___________________________________
OTHER INCOME (EXPENSE):
  Interest and other income          20,589    11,880    10,250
  Interest and other expense        (27,271)  (43,595)  (36,781)
                               ___________________________________
    Total Other Income (Expense)     (6,682)  (31,715)  (26,531)
                               ___________________________________
(LOSS) BEFORE INCOME TAXES         (550,630) (464,634) (367,590)

CURRENT TAX EXPENSE (BENEFIT)             -         -         -

DEFERRED TAX EXPENSE (BENEFIT)     (129,044) (231,025) (137,575)
                               ___________________________________
NET (LOSS)                        $(421,586)$(233,609)$(230,015)
                               ___________________________________

(LOSS) PER COMMON SHARE           $    (.04)$    (.03)$    (.03)
                               ___________________________________

WEIGHTED AVERAGE SHARES          10,932,091 9,143,720 8,755,241
                               ___________________________________













The accompanying notes are an integral part of these financial statements

                     CROWN ENERGY CORPORATION

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

       FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                            [RESTATED]

                       Common Stock     Capital in
                   ____________________  Excess of   Retained
                       Shares   Amount   Par Value    Deficit    Total
                   ______________________________________________________
BALANCE, December 31,
 1992               8,355,921  167,118   4,033,520   (109,117)  4,091,521

Shares issued for
 cash at $.56
 per share             44,643      893      24,107          -     25,000

Shares issued for
 non-cash
 consideration         34,114      682      23,100          -     23,782

Net loss for the year
 ended December 31,
 1993                       -        -           - (1,260,800)(1,260,800)
                 ________________________________________________________
BALANCE, December 31,
 1993               8,434,678  168,693   4,080,727 (1,369,917) 2,879,503

Shares issued for
 cash at $.50 to
 $.51 per share       396,851    7,937     192,063          -    200,000

Shares issued for
 non-cash
 consideration        128,989    2,580      69,045          -     71,625

Shares issued in
 payment of a note
 payable and related
 accrued interest.     30,645      613      17,774          -     18,387

Fractional Share
 Adjustment in
 connection with
 4 to 1 reverse split
 of common shares          54        -           -          -          -

Net loss for the year
 ended December 31,
 1994                       -        -           -   (230,015)  (230,015)
                  ________________________________________________________
BALANCE, December 31,
 1994               8,991,217  179,823   4,359,609 (1,599,932) 2,939,500

Shares issued for
 cash at $.35 and
 $.60 per share       292,857    5,857     134,143          -    140,000

Shares issued for
 non-cash
 consideration at
 $.33 to $.76
 per share            195,273    3,905     102,029          -    105,934

Shares issued for
 non-cash
 consideration at
 $.28 and $.35
 per share to related
 parties              381,722    7,635     105,412          -    113,047

Net loss for the year
 ended December 31,
 1995                       -        -           -   (233,609)  (233,609)
                 _________________________________________________________


                            [Continued]
                                 -5-

                     CROWN ENERGY CORPORATION

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

       FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                            [RESTATED]

                            [Continued]


                      Common Stock     Capital in
                  __________________    Excess of    Retained
                    Shares    Amount   Par Value     Deficit      Total
                  ______________________________________________________
BALANCE, December 31,
 1995             9,861,069  197,220   4,701,193   (1,833,541)  3,064,872

Shares issued for
 cash at $.50 per
 share, net of
 placement costs
 of $65,000         800,000   16,000     319,000            -     335,000

Shares issued for
 commissions         80,000    1,600      38,400            -      40,000

Shares issued for
 services at $.79
 to $1.00 per
 share              241,547    4,832     224,542            -     229,374

Shares issued for
 payment of note
 payable             47,955      959      22,637            -      23,596

Shares issued for
 cash at $.50
 per share          400,000    8,000     192,000            -     200,000

Net loss for the
 year ended
 December 31, 1996        -        -           -     (421,586)    (421586)
                  _________________________________________________________
BALANCE, December 31,
 1996            11,430,571 $228,611  $5,497,772  $(2,255,127)$(3,471,256)
                  _________________________________________________________




















The accompanying notes are an integral part of these financial statements

                     CROWN ENERGY CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                          For the Year Ended
                                             December 31,
                                 ______________________________________
                                       1996       1995       1994
                                    _________________________________
Cash Flows From Operating
 Activities:
  Net (loss)                        $(421,586) $(233,609) $(230,015)
                                    _________________________________
  Adjustments to reconcile net
   income (loss) to net cash used
   in operating activities:
   Depreciation, Depletion and
    Amortization                       65,357     81,149    113,536
   (Gain) loss on sale of property
    and equipment                           -          -          -
   Non-cash (income) expense          474,082     33,078     19,250
   Write off investment in
    Partnership                             -          -          -
   Depreciation of discontinued
    operations                              -          -          -
   Loss on disposition                      -          -          -
   Bad Debt Expenses                        -          -        808
   Changes in Assets and Liabilities:
    (Increase) decrease in joint
     interest and trade receivables     7,318        868    (11,474)
      (Increase) decrease in other
       current assets                       -      4,875     (6,500)
      (Increase) decrease in other
       assets                         (88,276)   (33,325)   (25,592)
      Increase (decrease) in accounts
       payable                       (151,651)   100,073    (33,444)
      Increase (decrease) in other
       current liabilities            (52,072)   205,654     19,293
      Increase (decrease) in deferred
       tax liability                 (129,044)  (231,025)  (137,575)
                                    _________________________________
                                      125,714    161,347    (61,698)
                                    _________________________________
      Net Cash Provided (Used) by
       Operating Activities          (295,872)   (72,262)  (291,713)
                                    _________________________________
Cash Flows From Investing
 Activities:
  Additions to property and
   equipment                                -          -          -
  Proceeds from disposition or
   sale of oil and gas
   investments                              -    150,000      3,747
  Additions to mining properties     (185,997)  (129,852)   (12,031)
  Additions to oil and gas
   properties                               -          -          -
  Decrease in note receivable               -          -      4,094
  Payments for other investments            -          -     (7,470)
  Proceeds from sale of assets of
   discontinued operations                  -          -          -
                                    _________________________________
      Net Cash (Used) Provided by
       Investing Activities          (185,997)    20,148    (11,660)
                                    _________________________________





                            [Continued]

                     CROWN ENERGY CORPORATION

         CONSOLIDATED STATEMENTS OF CASH FLOWS [Continued]

                                          For the Year Ended
                                             December 31,
                                ______________________________________
                                        1996      1995       1994
                                  _________________________________
Cash Flows From Financing
 Activities:
  Increase in notes payable               -      20,000         -
  Payments on notes payable          (7,606)    (41,231)  (32,330)
  Increase in convertible debentures      -           -    65,000
  Net proceeds from issuance of
   common stock                     535,000     140,000   200,000
                                  _________________________________
      Net Cash Provided (Used) by
       Financing Activities         527,394     118,769   232,670
                                  _________________________________
Net Increase (Decrease) in Cash
 and Cash Equivalents                45,525      66,655   (70,703)

Cash at Beginning of Year            97,247      30,592   101,295
                                  _________________________________
Cash at End of Year               $ 142,772    $ 97,247  $ 30,592
                                  _________________________________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for      1996       1995      1994
                                  _________________________________
      Interest                    $       -   $  7,744  $   7,616
                                  _________________________________
      Income taxes                $       -   $      -  $       -
                                  _________________________________

Supplemental Schedule of Non-cash Investing and Financing
Activities:
  For the Year Ended December 31, 1996:
   The Company issued 191,547 shares of common stock in payment of $179,375 in consulting fees.

   The Company issued 50,000 shares of common stock in payment of $50,000 in consulting fees.

   The Company issued 47,955 shares of common stock in payment of $23,596 for payment on a promissory note.

   Accounts payable in the amount of $78,708 were converted to a note payable.

   The Company renewed certain notes payable and accrued interest of $17,032 was added to the principal of the new notes.

  For the Year Ended December 31, 1995:
   The Company issued 3,250 shares of common stock to extend the maturity date of the convertible debentures to January 1, 1997.

   The Company issued 179,987 shares of common stock in payment of $99,320 in consulting and legal fees.

   The Company issued 381,722 shares of common stock in payment of $113,047 in deferred salaries.


                            [Continued]

                     CROWN ENERGY CORPORATION

         CONSOLIDATED STATEMENTS OF CASH FLOWS [Continued]

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the Year Ended December 31, 1995: [Continued]
   The Company issued 12,036 shares of common stock in payment of principal of $4,460 and $783 of interest due on a note payable.

   The Company converted deferred salaries of $38,271 into a note payable.

   The Company converted accrued interest payable of $14,211 into notes payable.

  For the Year Ended December 31, 1994:
   The Company issued 107,739 shares of common stock in payment of $52,375 in deferred salaries.

   The Company issued 35,645 shares of common stock in payment of a $17,342 note payable with its accrued interest of $1,045 and for services rendered valued at $3,000.

   The Company issued 16,250 shares of common stock in connection with the convertible debentures.


























The accompanying notes are an integral part of these financial statements

                     CROWN ENERGY CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Crown Energy Corporation ["PARENT"], is a Utah Corporation engaged in the acquisition and development of oil and gas leases. Gavilan Petroleum, Inc. ["Gavilan"], was incorporated under the laws of the State of Utah and is engaged in the production and selling of oil and gas from leases it operates in the State of Utah.

  Applied Enviro Systems, Inc. ["AES"], was incorporated under the laws of the State of Oregon. During 1993, AES discontinued its previous operations. AES currently is an inactive subsidiary.

  During January, 1991 PARENT acquired Gavilan in a transaction accounted for as a recapitalization of Gavilan in a manner similar to a reverse purchase. During 1991, PARENT issued common stock to acquire the remaining 15% interest in AES.

  BuenaVentura Resources Corporation ["BVRC"] was incorporated under the laws of the State of Utah on October 24, 1985 and is engaged in the production of oil and other by-products from oil sand properties. On September 30, 1992 PARENT acquired BVRC in a transaction accounted for as a purchase.

  Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

  Property and Equipment - Property and equipment are recorded at cost which is depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight-line method for financial reporting purposes, with accelerated methods used for income tax purposes. The estimated useful lives of property and equipment for purposes of financial reporting range from three to seven years.

  Oil and Gas Properties - Oil and gas properties are accounted for on the full cost method, whereby all costs associated with acquisition, exploration and development of oil and gas properties are capitalized on a country-by-country, cost center basis. All oil and gas revenues are derived from reserves located in the state of Utah. Amortization of such costs is determined by the ratio of current period production to estimated proved reserves. Estimated proved reserves are based upon reports of petroleum engineers.

  The net carrying value of oil and gas properties is limited to the lower of amortized costs or the cost center ceiling defined as the sum of the present value [10% discount rate] of estimated, unescalated future net cash flows from proved reserves, plus the lower of cost or estimated fair value of unproved properties, giving effect to income taxes.

                     CROWN ENERGY CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Oil Sand Properties - The Company's investment in oil sand properties including acquisition and development costs are being capitalized and will be amortized on the unit-of-production method upon commencement of full scale production. Full scale production is contingent upon the Company raising the necessary funding to finance a production facility. The Company regularly reviews the carrying value of its investment in oil sand properties for impairment. It is the Company's policy to reduce the carrying value of its investment if the estimated future cash flows from the investment falls below the current carrying value of the investment. No reduction has been recorded in the current year.

  Intangible Assets - In connection with the acquisition of BVRC the Company recorded intangible assets in the amount of $250,000. These are included in other assets and are being amortized over seventeen years on a straight-line method. During 1996, 1995 and 1994, amortization of $14,706 was recorded to expense.

  Revenue Recognition - The Company's revenue comes primarily from the sale of oil and gas. Revenue from oil and gas sales is recognized when the product is transferred to the purchaser.

  Income  Taxes  -  The  Financial Accounting Standards  Board  has
  issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes. This method has been adopted by the Company beginning with the year ended December 31, 1993.

  Income (Loss) Per Share - The computation of income (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented. Common stock equivalents were not included in the earnings per share computation as their effect was anti-dilutive.

  Cash Flow Statement - For purposes of the statements of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Restatement - On December 7, 1994, the Company approved, effective on January 3, 1995, a 1 for 4 reverse split of common stock. The financial statements and accompanying footnotes have been restated to reflect this change for all periods presented.

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimated.

  Long-Lived Assets - The Company adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets" effective January 1, 1996. This standard requires that the Company review the valuation of certain long-lived assets, such as property, plant and equipment, certain identifiable intangibles, and goodwill related to those assets, and that an impairment loss be recorded whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 did not have a material effect on the Company's financial statements.

                     CROWN ENERGY CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT

  The following is a summary of property and equipment - at cost, less accumulated depreciation as of December 31:

                                          1996       1995
                                       _____________________
    Furniture and office equipment      $  66,546  $ 66,546
      Less:  accumulated depreciation     (64,788)  (60,764)
                                       _____________________
         Total                          $   1,758  $  5,782
                                       _____________________

  Depreciation expense charged to operations was $4,024, $4,805 and $5,911, in 1996, 1995 and 1994, respectively.

NOTE 3 - OIL AND GAS PROPERTIES

  Upon  placing oil and gas properties and productive equipment  in use, the unit-of-production method, based upon estimates of proven developed and undeveloped reserves, is used in the computation of depletion. Depletion expense for the years ended December 31, 1996, 1995 and 1994 amounted to $61,332, $61,638 and
  $91,294, respectively. Because the Company has elected to value its properties under the "full cost" method of accounting for oil and gas properties, it has a maximum allowance value which is related to the underlying oil and gas reserves. Where the capitalized value of its properties exceeds the fair market value of the oil and gas reserves, the Company is required to adjust the value of properties to the cost center ceiling [See Note 1] by increasing the valuation allowance. The Company did not record a valuation adjustment for the years ended December 31, 1996, 1995, or 1994.

  During 1995, the Company sold certain oil and gas interests for total proceeds of $150,000. The interests which were sold were not a significant portion of the overall full cost pool and consequently the proceeds were recorded as a reduction to the full cost pool.

  During 1994, the Company sold certain oil and gas equipment for $3,747. The equipment sold was not a significant portion of the full cost pool and consequently the proceeds were recorded as a reduction to the full cost pool.

NOTE 4 - OIL SAND PROPERTIES

  The Company's investment in oil sand properties at December 31, 1996 included approximately $2,400,000 in acquisition costs from the business acquisition of BVRC during 1992. The Company has also capitalized approximately $500,000 in additional acquisition and development costs related to the properties through December 31, 1996. The capitalized costs will be amortized using a unit of production method. The Company's ability to realize its investment in oil sand properties is dependent upon the Company obtaining the necessary financing, which if completed would enable the Company to continue its plans to set up a full scale production facility. The Company has a license agreement which allows the Company to use certain patented oil extraction technology. The agreements require the Company to pay royalties of 2% to 5% based on future returns after certain production costs and taxes.

                     CROWN ENERGY CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LONG TERM DEBT

  The following is a summary of long-term debt as of December 31:

                                                     1996      1995
                                                 _____________________
    Note payable to an officer, director and
    shareholder in the original amount of
    $38,271, at 9% per annum, due July 1,
    1998 [See Below].                            $  41,833   $  38,271

    Notes payable to an officer, director and
    share-holder, interest at 9%, due July 1,
    1998.                                           58,197      53,240

    Payable to various parties in connection
    with foreclosed Oil & Gas properties.
    Amount payable includes production taxes
    and royalties payable which are being
    negotiated on a long-term pay-back in the
    foreclosure [See Below].                        65,139      65,139

    Loan payable to an individual in the amount
    of $100,000, interest at 10%. Monthly
    payments of $2,622 with payments due through
    June, 1997.  Secured by trust deeds granting
    lender liens on certain of the Company's oil
    and gas properties located in the State of
    Utah. [See Below]                               15,282      43,653

    Note payable to individual in the original
    amount of $14,000, interest at 10%, due on
    demand.                                         20,706      14,000

    Note payable to an officer, director and
    shareholder in the original amount of
    $15,000, interest at 9%, due July 1, 1998.      21,218      19,411

    Unsecured debentures to individuals,
    Interest at 6%, due January 1, 1997.
    [See Below]                                     74,600      65,000

    Note payable to individual in the original
    amount of $78,708, interest at 18%, due
    November 1, 1997.                               71,102           -
                                                  ______________________
                                                   368,077     298,714
    Less:  Current Portion                        (185,984)    (67,372)
                                                  ______________________
                                                  $182,093    $231,342
                                                  ______________________

  Following are maturities of long-term debt for each of the next five years:

                                         Amount
                                     ____________
              1997                     $  185,984
              1998                        182,093
              Thereafter                        -
                                     ____________
                                       $  368,077
                                     ____________

                     CROWN ENERGY CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LONG TERM DEBT [Continued]

  During 1996, the Company converted accounts payable of $78,708 into a note payable with interest accruing at 18%. The note provides for monthly payments of $8,000 and matures on November 1, 1997.

  On December 31, 1996 the Company converted accrued interest of $3,562, $4,956 and $1,807 on notes payable to officers and directors to principal bringing the balance outstanding on the notes to $41,833, $58,197 and $21,218, respectively.

  At December 31, 1995 the Company had a $75,000 letter of credit which is being held as an operating bond for the conducting of oil and gas operations on certain Indian reservations. No amounts have been borrowed against the letter of credit.

  During February, 1995, the Company borrowed $20,000 on an 18% Note payable to an individual who is an officer, director and shareholder of the Company with three monthly payments of $3,000 beginning February 28, 1995 with the remaining principal and interest due May 31, 1995. The Note was paid in full during 1995.

  During November 1995, the Company converted deferred salaries of $34,750 and their related accrued interest of $3,521 payable to an officer, director and shareholder of the Company into a Note Payable.

  During June, 1994, the Company raised $65,000 through the sale of partial units of an Unsecured Debenture in a private placement. The Company had offered up to twelve $50,000 units in the offering which expired September 30, 1994. Each unit consisted of a promissory note for $50,000 due on or before January 1, 1996, plus 12,500 shares of the Company's Common Stock. The promissory notes accrue interest at 6% per year payable at maturity. During 1995 the Company, at its option, extended the due dates of the notes to January 1, 1997 by issuing 3,250 shares of common stock to their holders.

  In August, 1991, the Company perfected its interest under certain operating liens to commence foreclosure on two properties and recorded the underlying liabilities of $388,116 as the acquisition cost of the properties. The entire amount of these liabilities is non-recourse and is to be repaid out of net proceeds from the wells which is estimated to be $5,000 per month. Management is currently negotiating with the respective parties for a long-term, non-recourse payment plan wherein the parties would be paid from a percentage of the net production proceeds. During 1993 the amount of liability was reduced by $295,544 to reflect management's current estimate of the actual amounts to be assumed by the Company.

  In connection with the acquisition of Gavilan, the Company entered into a loan in the amount of $185,000 from a corporation related to a former officer and director of the Company. The loan provided for interest at 12% per annum and was amortized over 24 months, through February 1, 1993. The loan was secured by trust deeds granting lender liens on all the Company's oil and gas property interests located in Utah. The loan was also personally guaranteed by the Company's president. During 1992 an additional $50,000 was borrowed and the maturity date extended to February, 1994. The loan was paid in full during February, 1994.

                     CROWN ENERGY CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - COMMON STOCK TRANSACTIONS

  Reverse Stock Split - On December 7, 1994, the Board of Directors authorized a 1 for 4 reverse split of common stock, thereby decreasing the number of shares outstanding to 8,991,217. All references in these financial statements and accompanying footnotes to the number of common shares and per-share amounts have been restated to reflect the stock split for all periods presented. The Company recorded a 54 fractional share adjustment in connection with the reverse split of common shares.

  Common Stock Issuances - During February 1996, the Company successfully completed a private placement of 800,000 shares of restricted common stock for $400,000. In connection with the private placement the Company issued 80,000 shares of restricted common stock in commissions.

  During  1996,  the  Company issued 51,547  shares  of  restricted common stock in payment of a $50,000 finders fee included in accounts payable, 10,000 shares of restricted common stock in connection with the renegotiation of oil sand leases, 50,000 shares of common stock in payment of accrued liabilities, and 130,000 shares of common stock in payment of consulting and engineering work performed.

  During 1996, the Company issued 47,955 shares of restricted common stock in payment of $23,596 in notes payable.

  On November 7, 1996, management filed a form S-1 registration statement to register under the Securities Act for the future sale, from time to time, of 2,890,600 shares of the Company's common stock, of which 1,236,850 are presently issued and outstanding and 1,653,750 are reserved for issuance upon the exercise of Company's outstanding stock options held by officers, directors and employees of the Company and by other investors and consultants.

  On   November  7,  1996,  the  Company  sold  400,000  shares  of restricted common stock in a private placement offering at $.50 per share. Total proceeds amounted to $200,000.

  During 1995, the Company sold 292,857 shares of restricted common stock to an individual for $140,000 at prices of $.35 and $.60 per share. The Company issued 179,987 shares of restricted common stock at prices ranging from ($.76 to $.33 per share) for legal and consulting services valued at $99,320. Also during 1995, the Company issued 12,036 shares of common stock in lieu of payments on a note payable of $5,243.

  During 1995 and 1994, the Company issued 3,250 and 16,250 shares, respectively, of restricted common stock to the purchasers of the Company's unsecured debenture. [See Note 5]

  During 1995 and 1994, the Company issued 381,722 and 107,739 shares of restricted common stock to officers and employees of the Company in payment of $103,500 and $52,375 of deferred salaries and related accrued interest of $9,547 and $0, respectively.

  During  January,  1994,  the  Company  sold  200,000  shares   of
  restricted common stock to a corporation for $100,000 ($.50 per share).

  During 1994, the Company sold 196,851 shares of restricted common stock and granted 125,000 stock options [See Below] to an investment group for $100,000 ($.51 per share sold).

                     CROWN ENERGY CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - COMMON STOCK TRANSACTIONS [Continued]

  During 1994, the Company issued 35,645 shares of restricted common stock to individuals for payment of a $17,342 note payable with its accrued interest of $1,045 and $3,000 in consulting services ($.60 per share).

  Stock Options and Warrants - As of December 31, 1996 the Company has the following options outstanding to purchase common stock:


                          Number
      Number  Exercise  of Shares
    of Shares  Price    Exercised   Vesting Date    Expiration Date
  (A)250,000   $  .60          -    July 5, 1993      May 30, 2000
  (A)250,000   $  .60          -    July 5, 1994      May 30, 2000
  (A)250,000   $  .60          -    July 5, 1995      May 30, 2000
  (A)300,000   $  .5625        -    May 31, 1995      May 30, 2000
  (B)  7,000   $  .40          - December 31, 1991    May 30, 2000
  (B)  9,000   $  .60          -  January 1, 1993     May 30, 2000
  (C) 25,000   $ 1.00          - September 10, 1993   May 30, 2000
  (D)125,000   $ 1.00          -  January 1, 1994   December 31, 1997
  (E)125,000   $ 1.96          -   April 7, 1994    December 31, 1997
  (F)183,750   $  .75          -   April 23, 1995     April 23, 2000
  (G)300,000   $  .66          -  January 29, 1996   January 29, 2001
  ___________
   1,824,750
  ___________

  (A) Options issued to three of the Company's officers.
  (B) Options issued to three of the Company's officers, and an employee.
  (C) Options issued to an employee.
  (D) Options  issued to an individual as part of the  negotiations to obtain a loan in the amount of $100,000 [See Note 5].
  (E) Options issued to an investment group in connection with  the sale of the Company's Common Stock.
  (F) 15,000  warrants,  issued  monthly  in  connection  with   an
      agreement  with  an organization [See Note 12],  to  purchase one  share  of  the Company's common stock per  warrant.  The warrants  vest  on  issuance and are  exercisable  for  seven years after their issuance.
  (G) Options issued to one of the Company's officers.

  During the periods presented in the accompanying financial statements the Company has granted options to employees . The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below:

                                           1996         1995
                                     ____________________________
   Net Loss              As reported   $(421,586)   $(233,609)
                         Proforma      $(428,760)   $(240,871)

  Loss per Common Share  As reported   $    (.04)   $    (.03)
                         Proforma      $    (.04)   $    (.03)

                             -16-

                     CROWN ENERGY CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - COMMON STOCK TRANSACTIONS [Continued]

  The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the period ended December 31, 1996 and 1995 risk-free interest rates of 5.5% and 6.3% expected dividend yields of zero, expected life of 6.1 and 5.6 years, and expected volatility 110% and 99%.

  A summary of the status of the options granted to employees at December 31, 1996, 1995 and 1994 and changes during the periods then ended is presented in the table below:

                Year Ended          Period Ended        Period Ended
             December 31, 1996   December 31, 1995   December 31, 1994
         _______________________________________________________________
                      Weighted           Weighted             Weighted
                       Average            Average              Average
              Shares  Exercise  Shares   Exercise   Shares    Exercise
                       Price               Price                Price
         _______________________________________________________________
Outstanding
 at beginning
 of period  1,091,000    .60    782,000      .61     775,000       .61
Granted       300,000    .66    309,000      .56       7,000       .40
Exercised           -      -          -        -           -         -
Forfeited           -      -          -        -           -         -
Canceled            -      -          -        -           -         -
         ________________________________________________________________
Outstanding
 at end of
 Period     1,391,100    .61  1,091,000      .60     782,000       .61
         ________________________________________________________________
Weighted
 average
 fair
 value
 of options
 granted      300,000    .04    309,000      .04         N/A       N/A
         _________________________________________________________________

  A summary of the status of the options outstanding to employees at December 31, 1996 is presented below:

               Options Outstanding         Options Exercisable
  ________________________________________________________________________
                         Weighted-      Weighted              Weighted-
  Range of                Average        Average               Average
  Exercise     Number    Remaining      Exercise     Number   Exercise
   Prices   Outstanding Contractual      Price    Exercisable  Price
  ________________________________________________________________________
  $.40-.60   1,066,000       3             .59     1,066,000      .59
  $.66-.75     300,000       5             .66       300,000      .66
  $1.00         25,000       3            1.00        25,000     1.00
  ________________________________________________________________________
  $.40-$1.96 1,391,000                     .74     1,391,000      .74

  Preferred  Stock  - The Company is authorized to issue  1,000,000 preferred shares, par value $.005 per share. The preferred shares may be issued by the Board from time to time in one or more issues and with such serial designations as may be stated or expressed in its resolution providing for the issuance of such shares. There are no series of preferred stock designated at December 31, 1996 and 1995 and no shares of preferred stock issued and outstanding.

                     CROWN ENERGY CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LEASES

  Operating Leases - The Company leases its current office on an operating lease which expires in September, 2001.

  The future minimum lease payments for non-cancelable operating leases as of December 31, 1996 are as follows:


       Year ending December 31           Amount
      ________________________         ___________
              1997                         32,587
              1998                         34,890
              1999                         37,193
              2000                         39,496
              2001                         30,918
                                       __________
              TOTAL                     $ 175,084
                                       __________

  Lease expense charged to operations was $31,778, $28,699 and $25,909 for the years ended December 31, 1996, 1995 and 1994.

NOTE 8 - INCOME TAXES

  The Company adopted Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes [FASB 109] during Fiscal 1993. FASB 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 1996 and 1995, the total of all deferred tax assets were $908,156 and $735,679 and the total of the deferred tax liabilities were $1,342,212 and $1,298,779. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events. The Company has not established a valuation allowance. Therefore there was no change in the valuation allowance during the years ended December 31, 1996 and 1995.

  The Company has available at December 31, 1996, unused tax operating loss carryforwards of approximately $2,400,000, which may be applied against future taxable income and expire in varying amounts beginning in 1996 through 2010.

                     CROWN ENERGY CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES [Continued]

  The components of income tax expense from continuing operations for the years ended December 31, 1996, 1995 and 1994 consist of the following:

                                            December 31,
                                ____________________________________
                                      1996       1995      1994
                                  __________ __________  ___________
  Current income tax expense:
   Federal                        $       -  $        -  $       -
   State                                  -           -          -
                                  __________ __________  ___________
    Net current tax expense
    (benefit)                     $       -  $        -  $       -
                                  __________ __________  ___________

  Deferred tax expense (benefit)
   arising from:

   Excess of book over tax basis
    depletion in oil & gas
    properties                    $    (323) $  (61,983) $  (27,039)
   Excess of book over tax basis
    depletion in oil sand
    properties                       43,917     (54,799)     (5,441)
   Excess tax over book basis
    depreciation                       (161)       (423)        937
   Net operating loss
    carryforwards                  (172,477)   (113,820)   (106,032)
                                   __________  __________  ___________
    Net deferred tax expense
     (benefit)                    $(129,044)  $(231,025)  $(137,575)
                                   __________  __________  ___________

  Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

  A reconciliation between income tax expense at the federal statutory rate and to income tax expense at the Company's effective rate is as follows:

                                            December 31,
                                ____________________________________
                                      1996        1995       1994
                                   _________________________________
  Computed tax at the expected
   federal statutory rate, 34%     $(187,214) $(157,976)  $(124,981)
  Excess of book over tax basis
   depletion in oil & gas
   properties                         20,193    (49,884)      3,824
  Excess of book over tax basis
   depletion in oil sand properties   40,521    (60,516)    (11,844)
  Excess tax over book basis
   depreciation                            -          -       1,945
  State income taxes, net of
   federal income tax benefits       (16,519)   (13,939)    (11,028)
  Sale of oil property                     -     51,290       1,387
  Other                               13,975          -       3,122
                                    _________________________________
  Effective income tax rates       $(129,044) $(231,025)  $(137,575)
                                    _________________________________

                                  -19-

                     CROWN ENERGY CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES [Continued]

  The temporary differences gave rise to the following deferred tax asset (liability) at December 31, 1996 and 1995:

                                      Year Ended December 31,
                                    __________________________
                                          1996       1995
                                     ________________________
  NOL carryforwards                  $  908,156  $  735,679
  Excess of tax over book accounting
    depreciation                            (95)       (256)
  Excess of book over tax basis
    in oil and gas properties          (373,833)   (374,156)
  Excess of book over tax basis
    in oil sand properties           $ (968,284) $ (924,367)

  The deferred taxes are reflected in the consolidated balance sheet as follows:

                                       Year Ended December 31,
                                    __________________________
                                         1996       1995
                                     ________________________
  Short term asset (liability)       $       -   $       -
  Long term asset (liability)        $(434,056)  $(563,100)

NOTE 9 - RELATED PARTY TRANSACTIONS

  A current shareholder and officer of the Company has made loans to the Company or its subsidiaries. At December 31, 1996 and 1995, $58,197 and $53,240 was owing to the officer/shareholder on a 9% note. The note has been renewed and matures on July 1, 1998. This amount was originally loaned to the Company during 1993. During February, 1995, the shareholder and officer loaned the Company an additional $20,000. The amount was paid in full during August 1995.

  During 1995, the Company issued 381,722 shares of restricted common stock to officers of the Company for deferred salaries of $103,000 and their related accrued interest of $9,547. Also during 1995, the Company converted deferred salaries of $34,750 and their related accrued interest of $3,521 to a $38,271 note payable bearing interest at 9% per annum. The note has been renewed and matures on July 1, 1998.

  During May, 1995, the Company issued 300,000 options to purchase common stock at $.5625 per share to directors and officers of the Company.

  Accounts payable at December 31, 1995 and 1994 include $2,385 and $6,729 owing to certain officers of the Company for expense reimbursements.

  Accounts payable at December 31, 1996 and 1995 include $27,429 and $18,872 in legal fees owing to a law firm in which a shareholder and officer of the Company is a partner. During 1995, the Company paid $33,092 to the law firm through the issuance of 47,273 shares of common stock.

                     CROWN ENERGY CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTIONS [Continued]

  An officer/shareholder originally advanced $15,000 to the Company during 1993. The underlying note payable provides for interest at 9% per annum. The note has been renewed and matures on July
  1, 1998. The balance outstanding at December 31, 1996 and 1995 was $21,218 and $19,411.

NOTE 10 - LITIGATION

  The Company is involved in an administrative action against the United States Department of Interior, Bureau of Indian Affairs wherein the Bureau of Indian Affairs is attempting to cancel certain oil and gas leases in the Roosevelt Unit in Utah. The
  Company is functioning as the Unit Operator of the Leases and could lose a substantial portion of its oil and gas producing properties if they are canceled. The Company could also lose a $75,000 letter of credit which is being held as an operating bond. At this stage of the proceedings, outside counsel cannot offer an opinion as to the probable outcome. However, the Company intends to vigorously defend its position.

  The Company is also involved in various litigation as part of its normal business operations. In management's opinion, the ultimate resolution of these cases will not have a material adverse effect on the Company's financial position.

NOTE 11 - SIGNIFICANT CUSTOMERS

  The Company sells substantially all of its oil production to one purchaser because it is able to negotiate more favorable terms with  the  purchaser.  If the purchaser stopped  buying  products from the Company, the Company would be forced to contract with other purchasers available in the areas where the oil is produced. The effect of a purchaser pulling out would at least put a temporary downward pressure on prices in the area but it is not currently possible for the Company to estimate how the Company would be affected. Management believes that it's oil is a commodity that is readily marketable and that the marketing methods it follows is typical of similar companies in the industry.

NOTE 12 - AGREEMENTS

  The Company entered into an employment agreement, effective January 26, 1996 with the new Chief Executive Officer and
  Chairman of the Board of Directors of the Company. The agreement covers the three year period ending February 26, 1999, with the option to extend the agreement through February 26, 2001. The agreement includes a base salary of 5% of the Company's net profits from operations before depletion, depreciation, tax credits, and amortization, but after interest expense on debt; not to exceed $1,000,000 per year. The agreement also calls for the Company to grant 300,000 stock options to purchase the Company's restricted Common Stock at $.66 per share and an additional 75,000 options for each year of
  Executive   Employment  which  is  completed  after  funding   is
  achieved. Additionally, other benefits are provided including participation in certain insurance, vacation and expense reimbursements. As of December 31, 1995, the Company had accrued a $50,000 finders fee in connection with the new employment agreement. The fee was paid in February 1996, through the issuance of 51,547 shares of restricted common stock.

                     CROWN ENERGY CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - AGREEMENTS [Continued]

  During April, 1995 the Company entered into an agreement with an organization to perform professional, technical and project development services in connection with the planned oil sand processing facility and to identify potential investors for the project financing and to assist the Company in negotiating and closing project financing terms and agreements. The terms of the agreement provided for the Company to pay to the organization monthly amounts of $5,000 in cash or $7,500 in common stock of the Company and to issue monthly 15,000 warrants to purchase one share per warrant of the Company's common stock at $.75 per share. These warrants are exercisable for seven years after their issuance. If the financing of the planned oil sand facility is successfully funded, the Company will also pay a cumulative finders fee of 1% to 5% of the cash proceeds arranged by the organization and issue 24 common stock warrants for each $1,000 received, with a 100,000 warrant minimum. These warrants allow the organization to purchase one common share of the Company's stock at $1.00 per share and are exercisable for a period of seven years from the date of issuance. A total of 183,750 warrants valued at $9,665 were issued under the agreement.

  The Company currently has a two year employment agreement with its president which expires on January 1, 1997. The agreement will renew for successive one year periods unless canceled by either party. The agreement provides for an annual base salary of $78,000.

  In May 1995, the Company adopted the 1995 Officer/Employee/Consultant Benefit Plan. Pursuant to the Plan, which is administered by the Company's Board of Directors, up to 800,000 shares of Common Stock may be awarded to the Company's officers, consultants, and employees who are selected by the Board of Directors. The Plan also allows the Company to award cash incentives in the place of or in addition to the award of stock options thereunder. As of December 31, 1996, there were 99,987 shares of common stock issued under the plan to outside consultants. There were no options or incentive awards issued under the plan as of December 31, 1996.

NOTE 13 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has incurred significant losses during the past few years including $421,586 during 1996, and has current liabilities in excess of current assets of $258,038 at December 31, 1996. Further the Company is still in the process of developing its oil sand operation and thus has not reached a profitable stage in its operations. These items raise substantial doubt about the ability of the Company to continue as a going concern.

                     CROWN ENERGY CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - GOING CONCERN [Continued]

  Management's plans in regards to these matters are as follows:

       The Company has significant oil sand reserves and management is continuing to develop and formulate plans for the extraction and sale of the reserves. Preliminary testing on a reduced scale has already been completed.

       Management is seeking to raise additional working capital either through loans or from additional equity capital from outside investors or through production joint ventures. There is no assurance that the Company will be successful in obtaining this additional capital.

  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to obtain additional financing or establish profitable operations.

                     CROWN ENERGY CORPORATION

                     SUPPLEMENTAL INFORMATION

                            [Unaudited]


OIL AND GAS PRODUCING ACTIVITIES

Oil and Gas Reserves - Users of this information should be aware that the process of estimating oil and gas reserves is very complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history and viability of production under varying economic conditions; consequently, material revisions to existing reserve estimates may occur in the future. Although every reasonable effort is made to ensure that the reserve estimates reported represent the most accurate assessment possible, the significance of the subjective decisions required, and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosure.

Proved reserves are estimated quantities of natural gas, crude oil and condensate, and natural gas liquids which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions.

Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

The oil and gas reserve information presented in the following tables as of December 31, 1996, 1995 and 1994 is based upon reports of petroleum engineers and management's estimate. All reserves presented are proved reserves, all of which are located within the United States, and are defined as estimated quantities which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Such reserves are estimates only and should not be construed as exact amounts. The Company does not have proved reserves applicable to long term supply agreements with foreign governments.

                     CROWN ENERGY CORPORATION

                     SUPPLEMENTAL INFORMATION

                            [Unaudited]

           OIL AND GAS PRODUCING ACTIVITIES [Continued]

                  Changes in Net Proved Reserves

                      [Volumes in Thousands]



                                 1996          1995            1994
                        _________________________________________________
                             Oil   Gas      Oil    Gas      Oil   Gas
                           (MBbls)(MMcf)  (MBbls) (MMcf)  (MBbls)(MMcf)
                        _________________________________________________
Estimated quantity at
 beginning of period         774     -      871      -     1,016     -
Revisions of previous
 estimates                    58     -        3      -      (128)    -
Discoveries and extensions     -     -        -      -         -     -
Purchase of reserves in place  -     -        -      -         -     -
Production                    (9)    -      (10)     -       (17)    -
Sale/disposal of reserves in
 place                         -     -      (90)     -         -     -
                        _________________________________________________


Estimated quantity at
 end of period               823     -      774      -       871     -
                        _________________________________________________


Proved developed reserves:
  Beginning of period         51     -      151      -       167     -
  End of period               68     -       51      -       151     -
                        _________________________________________________


Company's proportional
 interest in reserves of
 investees accounted
 for by the equity
 method - end of year          -     -        -      -         -     -
                        _________________________________________________


                     CROWN ENERGY CORPORATION

                     SUPPLEMENTAL INFORMATION

                            [Unaudited]

           OIL AND GAS PRODUCING ACTIVITIES [Continued]

        Costs Incurred in Oil and Gas Property Acquisition,
              Exploration and Development Activities

                                          December 31,
                                _____________________________
                                    1996      1995     1994
                                _____________________________
                                    [In Thousand of Dollars]
Acquisition of properties:
  Undeveloped leases            $     -    $     -   $      -
  Proved producing leases             -          -          -
Exploration costs                     -          -          -
Development costs                     -          -          -
                                 _______    _______    _______
Total Additions to Oil and Gas
  Properties                   $      -    $     -   $      -
                                 _______    _______    _______
Company's share of equity method
  investees' costs of property
  acquisition, exploration and
  development costs            $      -    $     -   $      -
                                 _______    _______    _______

  Capitalized Costs Relating to Oil and Gas Producing Activities

Capitalized costs as of the
 end of the period:
 [In thousands of dollars]
  Proved properties              $2,196     $2,196     $2,346
  Unproved properties                 -          -          -
                                 _______    _______    _______
  Total Capitalized Costs         2,196      2,196      2,346
Less:  accumulated depreciation
  and depletion                   1,112      1,051        989
                                 _______    _______    _______

  Net Capitalized Costs          $1,084     $1,145     $1,357
                                 _______    _______    _______

Company's share of equity
 method investees' net
 capitalized costs               $    -     $    -     $    -
                                 _______    _______    _______

                     CROWN ENERGY CORPORATION

                     SUPPLEMENTAL INFORMATION

                            [Unaudited]

           OIL AND GAS PRODUCING ACTIVITIES [Continued]

          Results of Operations for Producing Activities

                                             December 31,
                                   _____________________________
                                       1996    1995      1994
                                   _____________________________
                                    [In Thousand of Dollars]

Oil and gas sales                       214    $197      $287
Production costs                        137     128       188
Exploration costs                         -       -         -
Depreciation and depletion               61      62        91
                                     _______ _______  _______
Income (loss) from operations            16       7         8
Income tax benefit (expense)             (6)     (3)       (3)
                                     _______ _______  _______
  Results of Operations from
   Producing Activities
   [Excluding Corporate Overhead
    and Interest Costs]                  10       4         5
                                     _______ _______  _______
Company's share of equity method
 investees' results of operations
 for producing activities                 -       -         -
                                     _______ _______  _______

       Standard Measure of Discounted Future Net Cash Flows
              Relating to Proved Oil and Gas Reserves

The information that follows has been developed pursuant to procedures prescribed by SFAS No. 69, and utilizes reserve and production data estimated by management and independent petroleum engineers. The information may be useful for certain comparison purposes, but should not be solely relied upon in evaluating the Company or its performance. Moreover, the projections should not be construed as realistic estimates of future cash flows, nor should the standardized measure be viewed as representing current value.

The future cash flows are based on sales, prices, costs, and statutory income tax rates in existence at the dates of the projections. Material revisions to reserve estimates may occur in the future, development and production of the oil and gas reserves may not occur in the periods assumed, and actual prices realized and actual costs incurred are expected to vary significantly from those used. Management does not rely upon the information that follows in making investment and operating decisions; rather, those decisions are based upon a wide range of factors, including estimates of probable reserves as well as proved reserves, and different price and cost assumptions than those reflected herein.

                     CROWN ENERGY CORPORATION

                     SUPPLEMENTAL INFORMATION

                            [Unaudited]

           OIL AND GAS PRODUCING ACTIVITIES [Continued]

       Standard Measure of Discounted Future Net Cash Flows
              Relating to Proved Oil and Gas Reserves

The following tables set forth the standardized measure of discounted future net cash flows from projected production of the Company's proved oil and gas reserves:

                                          December 31,
                                   _____________________________
                                       1996     1995    1994
                                   _____________________________
                                    [In Thousand of Dollars]

Future reserves                      $17,510  $13,925  $15,023
Future production and development
  costs                               12,324   10,403   11,188
Future income tax expenses                 -        -        -
                                     _______  _______  _______

Future net cash flows                  5,186    3,522    3,835
Discount to present value at
 10 percent                            3,325    2,256    2,329
                                     _______  _______  _______

Standardized measure of discounted
  future net cash flows               $1,861   $1,266   $1,506
                                     _______  _______  _______

Company's share of equity method
  investees' standardized measure of
  discounted future net cash flows    $    -   $    -   $    -
                                     _______  _______  _______

                     CROWN ENERGY CORPORATION

                     SUPPLEMENTAL INFORMATION

                            [Unaudited]

           OIL AND GAS PRODUCING ACTIVITIES [Continued]

       Standard Measure of Discounted Future Net Cash Flows
              Relating to Proved Oil and Gas Reserves

The following table sets forth the changes in standardized measure of discounted future net cash flows:

                                           December 31,
                                 _____________________________
                                       1996    1995    1994
                                 _____________________________
                                    [In Thousand of Dollars]

Balance at beginning of period        $1,266  $1,506   $1,456
Sales of oil and gas net of production
  costs                                  (77)    (69)     (99)
Changes in prices and costs            1,083     571      489
Changes in quantity estimates and
  timing of production                  (411)   (509)    (340)
Acquisition of reserves in place           -       -        -
Current year discoveries, extensions
  and improved recoveries                  -       -        -
Estimated future development and
  production costs related to current
  year acquisitions, discoveries,
  extensions and improved recoveries       -       -        -
Net change in income taxes                 -       -        -
Sales of reserves in place                 -    (233)       -
Accretion of discount                      -       -        -
Other - change in ten percent
  discount                                 -       -        -
                                     _______  ______  _______
Balance at End of Period              $1,861  $1,266   $1,506
                                     _______  _______ _______

                                  -29-

[TYPE]    EX-24.1

                  PRITCHETT, SILER & HARDY, P.C.
                  CERTIFIED PUBLIC ACCOUNTANTS
                        430 EAST 400 SOUTH
                   SALT LAKE CITY, UTAH  84111



            CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


          We hereby consent to the incorporation of our report dated March 5, 1997, appearing in the Annual Report on Form 10-K of Crown Energy Corporation for the year ended December 31, 1996, in the Company's Registration Statement on Form S-1, SEC File No. 333-2358.


/s/Pritchett, Siler & Hardy
Pritchett, Siler & Hardy, P.C.

March 28, 1997



[TYPE]    EX-27
[ARTICLE] 5
[CIK] 0000876528
[NAME] CROWN ENERGY CORPORATION

[PERIOD-TYPE]                   12-MOS
[FISCAL-YEAR-END]                          DEC-31-1996
[PERIOD-START]                             JAN-01-1996
[PERIOD-END]                               DEC-31-1996
[CASH]                                         142,772
[SECURITIES]                                         0
[RECEIVABLES]                                   30,379
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                               245,931
[PP&E]                                          66,546
[DEPRECIATION]                                  64,788
[TOTAL-ASSETS]                               4,591,374
[CURRENT-LIABILITIES]                          503,969
[BONDS]                                        182,093
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                       228,611
[OTHER-SE]                                   5,597,772
[TOTAL-LIABILITY-AND-EQUITY]                 4,591,374
[SALES]                                        224,855
[TOTAL-REVENUES]                               224,855
[CGS]                                          137,340
[TOTAL-COSTS]                                  768,803
[OTHER-EXPENSES]                                 7,203
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              20,068
[INCOME-PRETAX]                              (550,630)
[INCOME-TAX]                                 (129,044)
[INCOME-CONTINUING]                          (421,586)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 (421,586)
[EPS-PRIMARY]                                    (.04)
[EPS-DILUTED]                                     (.0)