Form 10-Q
period 1997-03-31
CROWN ENERGY CORP
filed 1997-05-07
CIK 876528

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 1997

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

There were 11,501,465 shares of $.02 par value common stock outstanding as of May 1, 1997.


                    CROWN ENERGY CORPORATION

                              INDEX
                                                            PAGE(S)


PART I.   Financial Information


     ITEM 1.   Financial Statements

       Condensed Consolidated Balance Sheet at March 31,
         1997 (unaudited) and December 31, 1996                    3

       Condensed Consolidated Statement of Income for the Three
         Months ended March 31, 1997 and 1996 (unaudited)          5

       Condensed Consolidated Statement of Stockholder's Equity
         (unaudited)                                               6

       Condensed Consolidated Statement of Cash Flows for the
         Three Months ended March 31, 1997 and 1996 (unaudited)    8

       Notes to Condensed Consolidated Financial Statements
         (unaudited)                                               9


     ITEM 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations             12


PART II.       Other Information

     ITEM 1.   Legal Proceedings                                   14

     ITEM 2.   Changes in Securities                               14

     ITEM 3.   Defaults upon Senior Securities                     14

     ITEM 4.   Submission of Matters to a Vote of Security Holders 14

     ITEM 5.   Other Information                                   14

     ITEM 6.   Exhibits and Reports on Form 8-K                    14


PART III.      Signatures                                          15



                  PART I-FINANCIAL INFORMATION
                  ITEM 1.  FINANCIAL STATEMENTS


                    CROWN ENERGY CORPORATION

              CONDENSED CONSOLIDATED BALANCE SHEETS

                             ASSETS


                                          March 31,
                                            1997             December 31,
                                        [unaudited]              1996

CURRENT ASSETS:
     Cash                                  $27,796             $142,772
     Joint interest and trade accounts
          receivable                        10,163               30,379
     Other current assets                  107,516               72,780
          Total Current Assets             145,475              245,931

PROPERTY AND EQUIPMENT                       1,318                1,758
     (net of accumulated depreciation)

INVESTMENT IN OIL AND GAS PROPERTIES     1,068,410            1,083,882
     (full cost method, net of
          accumulated depletion)

INVESTMENT IN OIL SAND PROPERTIES        2,954,703            2,919,077

OTHER ASSETS                               340,726              340,726


         TOTAL ASSETS                   $4,510,632           $4,591,374




                    CROWN ENERGY CORPORATION

              CONDENSED CONSOLIDATED BALANCE SHEETS

              LIABILITIES AND STOCKHOLDERS' EQUITY



                                        March 31,
                                          1997              December 31,
                                      [unaudited]                1996

CURRENT LIABILITIES
     Accounts payable                      $68,785             $92,663
     Current portion of long-term debt     152,336             185,984
     Other current liabilities             225,430             225,322
          Total Current Liabilities        446,558             503,969

LONG TERM DEBT                              61,372              60,845

LONG TERM DEBT -- RELATED PARTIES          123,974             121,248

DEFERRED TAX LIABILITY                     405,886             434,056

          Total Liabilities              1,037,783           1,120,118

STOCKHOLDERS' EQUITY:
     Preferred stock, $.005 par value,
     1,000,000 shares authorized, no shares
     issued and outstanding                  -----               -----
     Common stock, $.02 par value, 50,000,000
     shares authorized, 11,501,465 and
     11,430,571 issued and
     outstanding at 1996 and 1995          230,029             228,611
     Capital in excess of par value      5,553,069           5,497,772
     Retained earnings                  (2,310,249)         (2,255,127)

          Total Stockholders' Equity     3,472,849           3,471,256

TOTAL LIABILITIES AND STOCKHOLDERS'
               EQUITY                   $4,510,632          $4,591,374


                    CROWN ENERGY CORPORATION

                           [Unaudited]

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                     For the Three Months Ended
                                              March 31,
                                          1997          1996
REVENUE:
Oil and gas production                   $50,503      $44,552

Total Revenue                             50,503       44,552

EXPENSES:
Production costs and related taxes        28,157       29,871
General and administrative expenses       82,879      121,175
Depletion, depreciation and amortization  14,912       14,188

Total Expenses                           125,948      165,234

OPERATING INCOME (LOSS)                  (75,445)    (120,682)

OTHER INCOME (EXPENSES):
Interest and other income                    898        2,615
Gain (loss) on sale of properties              0            0
Interest and other expense                (8,745)      (5,256)

Total Other Income (Expenses)             (7,847)      (2,641)

INCOME (LOSS) BEFORE TAX PROVISION      ($83,292)   ($123,323)

PROVISION FOR TAXES:
Current tax expense (benefit)                  0            0
Deferred tax expense (benefit)           (28,170)     (41,930)

NET INCOME (LOSS)                       ($55,122)    ($81,393)

NET INCOME (LOSS) PER SHARE               ($0.00)      ($0.01)



                    CROWN ENERGY CORPORATION

                CONDENSED CONSOLIDATED STATEMENT
                     OF STOCKHOLDERS' EQUITY

                           [Unaudited]

          FOR THE THREE MONTHS ENDED MARCH 31, 1997



                        Common Stock     Capital in
                                         Excess of   Retained
                        Shares    Amount Par Value   (Deficit)    Total

BALANCE, DECEMBER
   31, 1996          11,430,571 $228,611 $5,497,772 ($2,255,127) $3,471,256

Net Income (loss) for
   the three months
   ended March 31, 1997   ---        ---        ---     (55,122)    (55,122)

Shares issued for
   services at $.86 to
   $1.00 per share       45,000      900     42,706         ---      43,606

Shares issued for
   payment of note
   payable               25,894      518     12,591         ---      13,109

BALANCE, MARCH
   31, 1997          11,501,465 $230,029 $5,553,069 ($2,310,249) $3,472,849


                    CROWN ENERGY CORPORATION

                           [Unaudited]

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   For the Three Months Ended
                                                            March 31,
                                                       1997            1996


Cash Flows From (To) Operating Activities:
             Net income (loss)                          ($55,122)  ($81,393)

             Adjustments to reconcile net loss to
             net cash used by operating activities:
             Amortization, depreciation and
             depletion                                    15,912     14,188
             Non-cash (income) expense                     5,483      4,018
             Change in assets and liabilities:
             Joint interest and accounts
                      receivable                          20,216      20,080
                   Other assets                          (26,130)    (68,365)
                   Accounts payable                      (23,878)    (17,306)
                   Other current liabilities               5,448      (3,316)
                   Deferred tax liability                (28,170)    (41,930)
                   Total adjustments                     (31,119)    (92,631)

           Net Cash Used by Operating
                      Activities                         (86,241)   (174,024)

Cash Flows From (To) Investing Activities:
       Additions to oil sand properties                     (626)    (39,477)

       Net Cash Provided (Used) in
                      Investing Activities                  (626)    (39,477)

Cash Flows From (To) Financing Activities:
       Net changes in long-term debt                     (28,109)          0
       Net proceeds from sale of common stock                  0     385,000

       Net Cash Provided by Financing
                      Activities                        ($28,109)   $385,000

                    CROWN ENERGY CORPORATION

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           [Continued]

                                                   For the Three Months Ended
                                                            March 31,
                                                       1997           1996


Net Increase (Decrease) in Cash:                       ($114,976)   $171,499
Cash at Beginning of Period                             $142,772     $97,247

Cash at End of Period                                   $27,796     $268,746


Supplemental Disclosure of Cash Flow Information
           Cash paid during the period:
              Interest                                    3,262          ---

              Income taxes                                  ---          ---



Supplemental Schedule of Non-cash Investing and Financing Activities:

     For the period ended March 31, 1997:

     The Company issued 45,000 shares of common stock in payment of accounts payable and oil sand costs.

     The Company issued 25,894 shares of common stock in payment of note payable.

     The Company converted accrued interest of $5,483 into notes payable.

     For the period ended March 31, 1996:

     The Company issued 181,547 shares of common stock in payment of $179,375 in consulting fees.

     The Company issued 10,000 shares of common stock to restructure an oil sand lease.

     The Company converted accrued interest of $4,018 into notes payable.



                 CROWN ENERGY CORPORATION

            NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                      FINANCIAL STATEMENTS


   NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in stockholders' equity and cash flows at March 31, 1997 and for all periods presented have been made.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 audited financial statements. The results of operations for the period ended
        March 31, 1997 are not necessarily indicative of the operating results for the full year.

        ORGANIZATION

        Crown Energy Corporation ["Crown"], a Utah corporation, was organized on March 17, 1981. Crown's primary activities have been the acquisition and development of oil and gas leases.

        BuenaVentura Resources Corporation ["BVRC"], a Utah corporation, was organized October 24, 1985. BVRC is active in the mining and development of oil sand deposits and owns the rights to a patented technology for the extraction of oil from oil sands. Crown acquired 100% of BVRC on September 30, 1992.

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

        OIL SAND PROPERTIES

        The Company's investment in oil sand properties, including acquisition and development costs, are being capitalized and will be amortized by the unit-of-production method once commercial production commences, projected to be early 1998. The Company reviews its investment in oil sand properties for impairment whenever events or changes in circumstance indicate that the carrying amount of the investment may not be recoverable. The Company's basis of determining the recoverability of its investment is based on estimated future cash flows expected to result from the extraction and production of products from the oil sands. The Company is unaware of any events or changes in circumstance that would merit a review for impairment, however the Company's estimated future cash flows from its investment in oil sands exceeds the carrying value of the investment, thus there is no current impact from the adoption of SFAS 121.

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




            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULT OF OPERATIONS


RESULTS OF OPERATIONS

For the three month period ended March 31, 1997, compared to the three months ended March 31, 1996.

   Oil and gas revenue increased from $44,552 for the three months ended March 31, 1996 to $50,503 for the three months ended March 31, 1997, an increase of $5,951 (13%). This change was due to an increase in production and higher oil prices for the period. Total production increased from 2,193 barrels for the three months ended March 31, 1996 to 2,286 barrels for the same period in 1997, an increase of 4%. Average oil prices increased from $17.97 for the three months ended March 31, 1996 to $19.84 for the same period in 1997.

   Oil and gas production costs decreased from $29,871 for the three months ended March 31, 1996 to $28,157 for the three months ended March 31, 1997, an immaterial change of $1,714 (6%).

   General and administrative expenses decreased from $121,175 for the three months ended March 31, 1996 to $82,879 for the three months ended March 31, 1997, a decrease of $38,296 (32%). This change was primarily due to a decrease in consulting expenses.

   Depletion, depreciation and amortization increased from $14,188 for the three months ended March 31, 1996 to $14,912 for the three months ended March 31, 1997, an immaterial increase of $724 (5%).

LIQUIDITY AND CAPITAL RESOURCES

   At March 31, 1997, the Company had cash and other current assets of $145,475 as compared to cash and other current assets of $245,931 at December 31, 1996. The decrease of $100,456 was primarily due to a loss from operations and payments on notes payable.

   Total debt decreased from $182,093 in long-term debt and $185,984 in current portion of long-term debt at December 31, 1996 to $185,346 in long-term debt and $152,336 in current portion of long-term debt at March 31, 1997. This decrease of $30,395 was primarily due to principal payments made during the period.

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


                          CROWN ENERGY CORPORATION
                                (Registrant)

Date: May 1, 1997          By: /s/ JAY MEALEY
                                     Jay Mealey, President

Date: May 1, 1997          By: /s/ RICHARD S. RAWDIN
                                    Richard S. Rawdin, Vice
                                    President of Finance