Form 10-Q
period 1997-06-30
CROWN ENERGY CORP
filed 1997-08-19
CIK 876528

THIS DOCMENT IS A COPY OF THE FORM 10-Q
                FILED ON AUGUST 15, 1997 PURSUANT TO A
                RULE 201 TEMPORARY HARDSHIP EXEMPTION




                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)
[x]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1997

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
(State or other jurisdiction of     (I.R.S. Employer Identification
  or organization)                  No.)


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

There were 11,501,465 shares of $.02 par value common stock outstanding as of August 13, 1997.

                         CROWN ENERGY CORPORATION

                                   INDEX
                                                                   PAGE(S)


PART I.        Financial Information


     ITEM 1.   Financial Statements

               Condensed Consolidated Balance Sheet at June 30,
                  1997 (unaudited) and December 31, 1996                  3

               Condensed Consolidated Statement of Income for
                  the Three Months ended June 30, 1997 and
                  1996 (unaudited)                                        5

               Condensed Consolidated Statement of Income for
                  the Six Months ended June 30, 1997 and
                  1996 (unaudited)                                        6

               Condensed Consolidated Statement of
                  Stockholder's Equity (unaudited)                        7

               Condensed Consolidated Statement of Cash Flows
                  for the Six Months ended June 30, 1997 and
                  1996 (unaudited)                                        8

               Notes to Condensed Consolidated Financial
                  Statements (unaudited)                                 10


     ITEM 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                             13


PART II.       Other Information

     ITEM 1.   Legal Proceedings                                         15

     ITEM 2.   Changes in Securities                                     15

     ITEM 3.   Defaults upon Senior Securities                           15

     ITEM 4.   Submission of Matters to a Vote of Security
                  Holders                                                15

     ITEM 5.   Other Information                                         15

     ITEM 6.   Exhibits and Reports on Form 8-K                          15


PART III.      Signatures                                                16

                       PART I-FINANCIAL INFORMATION
                       ITEM 1.  FINANCIAL STATEMENTS

                         CROWN ENERGY CORPORATION

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS


                                              June 30,
                                                1997             December 31,
                                             [unaudited]             1996

CURRENT ASSETS:
     Cash                                       $26,774              $142,772
     Joint interest and trade accounts
        receivable                               13,022                30,379
     Notes receivable                           150,000                     0
     Other current assets                       154,300                72,780
          Total Current Assets                  344,096               245,931


INVESTMENT IN OIL AND GAS PROPERTIES             0                  1,083,882
     (full cost method, net of accumulated
         depletion)

INVESTMENT IN OIL SAND PROPERTIES             2,958,709             2,919,077

OTHER ASSETS                                    344,984               342,484



          TOTAL ASSETS                       $3,647,789            $4,591,374

                         CROWN ENERGY CORPORATION

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                              June 30,
                                                1997             December 31,
                                             [unaudited]             1996

CURRENT LIABILITIES
     Accounts payable                           $41,318               $92,663
     Current portion of long-term debt          293,635               185,984
     Other current liabilities                  141,553               225,322
          Total Current Liabilities             476,506               503,969

LONG TERM DEBT                                   0                     60,845

LONG TERM DEBT -- RELATED PARTIES               126,786               121,248

DEFERRED TAX LIABILITY                           60,223               434,056

          Total Liabilities                     663,516             1,120,118

STOCKHOLDERS' EQUITY:
     Preferred stock, $.005 par value,
     1,000,000 shares authorized,
     no shares issued and outstanding             -----                 -----
     Common stock, $.02 par value,
     50,000,000 shares authorized,
     11,501,465 and 11,430,571 issued
     and outstanding at 1997 and 1996           230,029               228,611
     Capital in excess of par value           5,553,069             5,497,772
     Retained earnings                       (2,798,825)           (2,255,127)

          Total Stockholders' Equity          2,984,273             3,471,256

          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY               $3,647,789            $4,591,374

                         CROWN ENERGY CORPORATION

                                [Unaudited]

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 For the Three Months Ended
                                                              June 30,
                                                           1997      1996
REVENUE:
     Oil and gas production                               $26,993   $55,441

               Total Revenue                               26,993    55,441

EXPENSES:
     Production costs and related taxes                    26,496    32,953
     General and administrative expenses                   81,119   109,645
     Depletion, depreciation and amortization               8,905    15,880

               Total Expenses                             116,520   158,478

OPERATING INCOME (LOSS)                                   (89,527) (103,037)

OTHER INCOME (EXPENSES):
     Interest and other income                                588     2,489
     Gain (loss) on sale of properties                          0         0
     Interest and other expense                          (745,300)   (5,410)

               Total Other Income (Expenses)             (744,712)   (2,921)

INCOME (LOSS) BEFORE TAX PROVISION                      ($834,239)($105,958)

PROVISION FOR TAXES:
     Current tax expense (benefit)                              0         0
     Deferred tax expense (benefit)                      (345,663)  (36,026)

NET INCOME (LOSS)                                       ($488,576) ($69,932)

NET INCOME (LOSS) PER SHARE                                ($0.04)   ($0.01)

                         CROWN ENERGY CORPORATION

                                [Unaudited]

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    For the Six Months Ended
                                                              June 30,
                                                            1997      1996

REVENUE:
     Oil and gas production                               $77,496   $99,993

               Total Revenue                               77,496    99,993

EXPENSES:
     Production costs and related taxes                    54,653    62,824
     General and administrative expenses                  163,998   230,820
     Depletion, depreciation and amortization              23,817    30,068

               Total Expenses                             242,468   323,712

OPERATING INCOME (LOSS)                                  (164,972) (223,719)

OTHER INCOME (EXPENSES):
     Interest and other income                              1,486     5,104
     Gain (loss) on sale of properties                          0         0
     Interest and other expense                          (754,045)  (10,666)

               Total Other Income (Expenses)             (752,559)   (5,562)

INCOME (LOSS) BEFORE TAX PROVISION                      ($917,531)($229,281)

PROVISION FOR TAXES:
     Current tax expense (benefit)                              0         0
     Deferred tax expense (benefit)                      (373,833)  (77,956)

NET INCOME (LOSS)                                       ($543,698)($151,325)

NET INCOME (LOSS) PER SHARE                                ($0.05)   ($0.01)

                         CROWN ENERGY CORPORATION

                     CONDENSED CONSOLIDATED STATEMENT
                          OF STOCKHOLDERS' EQUITY

                                [Unaudited]

                  FOR THE SIX MONTHS ENDED JUNE 30, 1997


                    Common Stock    Capital in
                                    Excess of    Retained
                 Shares     Amount  Par Value    (Deficit)      Total

BALANCE,
  DECEMBER
  31, 1996    11,430,571  $228,611  $5,497,772  ($2,255,127)  $3,471,256

Net Income
  (loss) for
  the six
  months ended
  June 30,
  1997               ---       ---         ---     (543,698)    (543,698)

Shares issued
  for services
  at $.86 to
  to $1.00
  per share       45,000       900      42,706           ---      43,606

Shares issued
  for payment
  of note
  payable         25,894       518      12,591           ---      13,109


BALANCE,
  June 30,
  1997        11,501,465   $230,029  $5,553,069   ($2,798,825) $2,984,273

                         CROWN ENERGY CORPORATION

                                [Unaudited]

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   For the Six Months Ended
                                                             June 30,
                                                          1997      1996

Cash Flows From (To) Operating Activities:
     Net income (loss)                                ($543,698) ($151,325)
     Adjustments to reconcile net loss to
     net cash used by operating activities:
        Common Stock issued for commissions                   0     40,000
        Amortization, depreciation and
          depletion                                      23,817     30,067
     Net effect of sale of subsidiary                   903,430          0
     Change in assets and liabilities:
        Joint interest and accounts
           receivable                                    30,379     23,146
        Other assets                                    (98,800)   (23,209)
        Accounts Payable                                (51,345)  (115,155)
        Other current liabilities                       (83,769)    46,567
        Deferred tax liability                         (373,833)   (77,956)

               Total adjustments                        349,879    (76,540)

     Net Cash Used by Operating Activities             (193,819)  (227,865)

Cash Flows From (To) Investing Activities:
     Additions to oil sand properties                   (39,632)   (32,424)
     Net Proceeds from sale of oil and
        gas properties                                        0          0

     Net Cash Provided (Used) in
          Investing Activities                          (39,632)   (32,424)

Cash Flows From (To) Financing Activities:
     Net changes in long-term debt                      (32,547)     4,343
     Net proceeds from issuance of
        convertible debenture                           150,000          0
     Net proceeds from sale of
        common stock                                          0    335,000


Net Cash Provided by Financing Activities              $117,453   $339,343

                         CROWN ENERGY CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                [Continued]


                                                   For the Six Months Ended
                                                             June 30,
                                                          1997      1996

Net Increase (Decrease) in Cash:                       ($115,998)   $79,054

Cash at Beginning of Period                              $142,772   $97,247

Cash at End of Period                                     $26,774  $176,300


Supplemental Disclosure of Cash Flow
   Information
     Cash paid during the period:
               Interest                                    $4,844    $3,104

               Income taxes                                   ---       ---


Supplemental Schedule of Non-cash Investing and Financing
Activities:

     For the period ended June 30, 1997:

               The Company issued 45,000 shares of common stock in payment of accounts payable and oil sand costs.

               The Company issued 25,894 shares of common stock in payment of a note payable.

               The Company converted accrued interest of $13,142 into notes payable.

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


                         CROWN ENERGY CORPORATION

                 NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                           FINANCIAL STATEMENTS


     NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in stockholders' equity and cash flows at June 30, 1997 and for all periods presented have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 audited financial statements. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the operating results for the full year.

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

          Gavilan Petroleum, Inc. ["Gavilan"], a Utah corporation, was organized on September 9, 1985. Gavilan is engaged in the production and selling of oil and gas from leases it operates in the state of Utah. Gavilan became a 100% subsidiary of Crown on January 24, 1991. Gavilan was sold on July 2, 1997 for $150,000. The sale was retroactive to June 1, 1997 and, accordingly, is accounted for in these financial statements. (See Note 3 - Sale of Subsidiary)

          PRINCIPLES OF CONSOLIDATION

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

          OIL SAND PROPERTIES

          The Company's investment in oil sand properties, including acquisition and development costs, are being capitalized and will be amortized by the unit-of-production method once commercial production commences, projected to be 1998. The Company reviews its investment in oil sand properties for impairment whenever events or changes in circumstance indicate that the carrying amount of the investment may not be recoverable. The Company's basis of determining the recoverability of its investment is based on estimated future cash flows expected to result from the extraction and production of products from the oil sands. The Company is unaware of any events or changes in circumstance that would merit a review for impairment, however, the Company's estimated future cash flows from its investment in oil sands exceeds the carrying value of the investment, thus there is no current impact from the adoption of SFAS 121.

          INCOME (LOSS) PER SHARE

          The computation of income (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented.


     NOTE 2 - SIGNIFICANT CUSTOMERS

          The Company sells substantially all of its oil production to one purchaser. If this purchaser stopped buying products from the Company, the Company would then contract with other purchasers available in the areas where the oil is produced. The effect of this purchaser pulling out of the area would at least put a temporary downward pressure on prices in the area, but it is not currently possible for the Company to estimate how the Company would be affected. Management believes that its oil is a commodity that is readily marketable and that the marketing methods it follows are typical of similar companies in the industry.


     NOTE 3 - SALE OF SUBSIDIARY

          On July 2, 1997, the Company entered into a stock purchase agreement with Road Runner Oil, Inc.("RRO") to sell 100% of its interest in its wholly-owned subsidiary, Gavilan Petroleum, Inc.("Gavilan"). Gavilan operated oil and natural gas properties. Under the terms of the sale, the Company transferred to RRO all of the issued and outstanding stock of Gavilan and in exchange received $25,000 at closing and a promissory note under which it will be paid $50,000 within 30 days of closing; $25,000 within 120 days of closing; and the remaining $50,000 within 180 days of closing. The note is secured by a pledge of the Gavilan stock. The price was negotiated at arms length between the Company and RRO.

          The pro forma effects of the transaction for the year ended December 31, 1996 are as follows: Total assets would have been reduced from $4,591,374 to $3,468,599, a decrease of $1,122,775 (24%). Total liabilities would have been reduced from $1,120,118 to $923,019, a decrease of $197,099 (18%). Revenues would have decreased from $224,855 to $11,226, a decrease of $213,629 (95%). Net loss before income taxes would have increased from a loss of $550,630 for the year ended December 31, 1996 to a loss of $445,818, a decrease of $104,812 (19%).


     NOTE 4 - CONVERTIBLE DEBENTURE AGREEMENT

          On May 6, 1997, the Company entered into a Convertible Debenture Agreement ("Agreement") with Oriental New Investments, Ltd., a Hong Kong corporation ("ONI"). Pursuant to the Agreement, on May 13, 1997, the Company issued a 9% Convertible Debenture (the "Debenture") to ONI in the principal amount of $150,000. No underwriters or placement agents were utilized by either the Company or ONI in negotiating the Agreement or in issuing the Debenture. The Debenture was issued pursuant to the exemption from registration under Section 5 of the Securities Act of 1933, as amended, provided by Rule 903 of Regulation S.

          Under the terms of the Debenture, payment of interest only is due and payable quarterly commencing July 31, 1997. Payment of the remainder of the accrued interest and all principal under the Debenture is due November 13, 1997 (the "Due Date"). At any time following July 13, 1997, the holder of the Debenture may elect to convert the principal and accrued interest under the Debenture, in whole or in part, to shares of the Company's common stock at 65% of the average closing bid price as reported on the NASD Electronic Bulletin Board for the ten (10) preceding business days. In addition, at any time prior to the Due Date, the Company may elect to prepay, without penalty or premium, the outstanding principal or accrued interest, in whole or in part, upon fifteen (15) days written notice to the holder of the Debenture.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULT OF OPERATIONS


RESULTS OF OPERATIONS

For the three month period ended June 30, 1997, compared to the three months ended June 30, 1996.

     Oil and gas revenue decreased from $55,441 for the three months ended June 30, 1996 to $26,993 for the three months ended June 30, 1997, a decrease of $28,448 (51%). This decrease was primarily due to the sale of the Company's wholly-owned subsidiary, Gavilan Petroleum, Inc., which was effective June 1, 1997.

     Oil and gas production costs decreased from $32,953 for the three months ended June 30, 1996 to $26,496 for the three months ended June 30, 1997, a decrease of $6,457 (20%). This decrease was primarily due to the sale of the Company's wholly-owned subsidiary, Gavilan Petroleum, Inc., which was effective June 1, 1997.

     General and administrative expenses decreased from $109,645 for the three months ended June 30, 1996 to $81,119 for the three months ended June 30, 1997, a decrease of $28,526 (26%). This change was primarily due to a decrease in consulting expenses.

     Depletion, depreciation and amortization decreased from $15,880 for the three months ended June 30, 1996 to $8,905 for the three months ended June 30, 1997, a decrease of $6,975 (44%). This decrease was primarily due to the sale of the Company's wholly-owned subsidiary, Gavilan Petroleum, Inc., which was effective June 1, 1997.

     Other income (expense) decreased $741,791 from the three months ended June 30, 1997. This decrease was primarily due to a loss of $733,361 which was recorded on the sale of the Company's wholly-owned subsidiary, Gavilan Petroleum, Inc.

For the six month period ended June 30, 1997, compared to the six months ended June 30, 1996.

     Oil and gas revenue decreased from $99,993 for the six months ended June 30, 1996 to $77,496 for the six months ended June 30, 1997, a decrease of $22,497 (22%). This decrease was primarily due to the sale of the Company's wholly-owned subsidiary, Gavilan Petroleum, Inc., which was effective June 1, 1997.

     Oil and gas production costs decreased from $62,824 for the six months ended June 30, 1996 to $54,653 for the six months ended June 30, 1997, a decrease of $8,171 (13%). This decrease was primarily due to the sale of the Company's wholly-owned subsidiary, Gavilan Petroleum, Inc., which was effective June 1, 1997.

     General and administrative expenses decreased from $230,820 for the six months ended June 30, 1996 to $163,998 for the six months ended June 30, 1997, a decrease of $66,822 (29%). This change was primarily due to a decrease in consulting expenses.

     Depletion, depreciation and amortization decreased from $30,068 for the six months ended June 30, 1996 to $23,817 for the
six months ended June 30, 1997, a decrease of $6,251 (21%).   This
decrease was primarily due to the sale of the Company's wholly-owned subsidiary, Gavilan Petroleum, Inc., which was effective June 1, 1997.

     Other income (expense) decreased $746,997 from the six months ended June 30, 1997. This decrease was primarily due to a loss of $733,361 which was recorded on the sale of the Company's wholly-owned subsidiary, Gavilan Petroleum, Inc.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997, the Company had cash and other current assets of $344,096 as compared to cash and other current assets of $245,931 at December 31, 1996. The increase of $98,165 was primarily due to proceeds from the sale of the Company's subsidiary, Gavilan Petroleum, Inc., of $150,000 and the issuance of a $150,000 convertible debenture. This increase was partially offset by a loss from operations and payments on notes payable.

     Total debt increased from $182,093 in long-term debt and $185,984 in current portion of long-term debt at December 31, 1996 to $126,786 in long-term debt and $293,635 in current portion of long-term debt at June 30, 1997. This increase was due to the issuance of a $150,000 convertible debenture. The increase was partially offset by a reduction in debt from the sale of Gavilan of $65,139 and principal payments made during the period.

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

          None.

ITEM 5.   Other Information

          None.

ITEM 6.   Exhibits and Reports on Form 8-K

          The Company filed a Form 8-K on June 11, 1997, to report the issuance of a $150,000 convertible debenture. The
          Company also filed a Form 8-K on July 2, 1997 to report the sale of its wholly-owned subsidiary, Gavilan
          Petroleum, Inc.

PART III. - SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CROWN ENERGY CORPORATION
                                   (Registrant)

Date: August 14, 1997              By: /s/ JAY MEALEY
                                   Jay Mealey, President

Date: August 14, 1997              By: /s/ RICHARD S. RAWDIN
                                   Richard S. Rawdin,
                                   Vice President of Finance