Form 10-Q
period 1997-09-30
CROWN ENERGY CORP
filed 1997-11-14
CIK 876528

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                              FORM 10-Q

(Mark One)
[x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1997


                                  OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to


Commission file number          -19365


                         CROWN ENERGY CORPORATION

        (Exact name of registrant as specified in its charter)

       Utah                                       87-0368981
(State or other
jurisdiction of incorporation    (I.R.S. Employer Identification No.)
 or organization)

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

There were 11,680,549 shares of $.02 par value common stock outstanding as of November 13, 1997.



                       CROWN ENERGY CORPORATION

                                INDEX
                                                                 PAGE(S)


PART I.        FINANCIAL INFORMATION


     ITEM 1.   FINANCIAL STATEMENTS

               Condensed Consolidated Balance Sheet at
                  September 30,
                  1997 (unaudited) and December 31, 1996             3

               Condensed Consolidated Statement of Income
               for the Three
               Months ended September 30, 1997 and 1996 (unaudited)   5

               Condensed Consolidated Statement of Income
               for the Nine
               Months ended September 30, 1997 and 1996 (unaudited)   6

               Condensed Consolidated Statement of
               Stockholder's Equity (unaudited)                       7

               Condensed Consolidated Statement of
               Cash Flows for the
                  Nine Months ended September 30, 1997
                  and 1996 (unaudited)                                8

               Notes to Condensed Consolidated Financial Statements
                  (unaudited)                                       10


     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS              14


PART II.       OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS                                    16

     ITEM 2.   CHANGES IN SECURITIES                                16

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                      16

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  16

     ITEM 5.   OTHER INFORMATION                                    16

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                     16


PART III.      SIGNATURES                                           17

                     PART I-FINANCIAL INFORMATION
                    ITEM 1.  FINANCIAL STATEMENTS

                       CROWN ENERGY CORPORATION

                CONDENSED CONSOLIDATED BALANCE SHEETS

                                ASSETS


                                           September 30,
                                            1997         December 31,
                                           [unaudited]       1996


CURRENT ASSETS:
     Cash                                    $311,086       $142,772
     Joint interest and trade
         accounts receivable                   13,022         30,379
     Notes receivable                          75,000            0
     Other current assets                     139,074         72,780
                                              _______        _______
          Total Current Assets                538,182        245,931


INVESTMENT IN OIL AND GAS PROPERTIES             0          1,083,882
     (full cost method, net of accumulated depletion)

INVESTMENT IN OIL SAND PROPERTIES            2,970,229      2,919,077

OTHER ASSETS                                 344,983        342,484




          TOTAL ASSETS                     $3,853,394     $4,591,374

                       CROWN ENERGY CORPORATION

                CONDENSED CONSOLIDATED BALANCE SHEETS

                 LIABILITIES AND STOCKHOLDERS' EQUITY


                                         September 30,
                                          1997          December 31,
                                         [unaudited]        1996

CURRENT LIABILITIES
     Accounts payable                        $90,113        $92,663
     Current portion of long-term debt       268,414        185,984
     Other current liabilities               140,972        225,322
          Total Current Liabilities          499,499        503,969

LONG TERM DEBT                                   0          60,845

LONG TERM DEBT -- RELATED PARTIES            129,617        121,248

DEFERRED TAX LIABILITY                        72,457        434,056

          Total Liabilities                  701,573      1,120,118

STOCKHOLDERS' EQUITY:
     Preferred stock, $.005 par value,
      1,000,000 shares
      authorized, 45,000 shares issued
      and outstanding                            225         -----
     Common stock, $.02 par value,
      50,000,000 shares
      authorized, 11,572,141 and 11,430,571
      issued and
      outstanding at 1997 and 1996            231,443        228,611
     Capital in excess of par value         5,877,207      5,497,772
     Retained earnings                    (2,957,054)     (2,255,127)

          Total Stockholders' Equity        3,151,821      3,471,256

  TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                 $3,853,394    $4,591,374

                       CROWN ENERGY CORPORATION

                             [UNAUDITED]

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                          For the Three Months Ended
                                                 September 30,

                                                 1997       1996
REVENUE:
     Oil and gas production                        $0       $65,646

               Total Revenue                        0        65,646

EXPENSES:
     Production costs and related taxes             0        34,887
     General and administrative expenses      145,011        97,312
     Depletion, depreciation and amortization      0        16,110

               Total Expenses                 145,011        148,309

OPERATING LOSS                               (145,011)       (82,663)

OTHER INCOME (EXPENSES):
     Interest and other income                    8,786       1,267
     Gain (loss) on sale of properties                0         0
     Interest and other expense                 (9,768)       (5,109)

               Total Other Income (Expenses)    (982)         (3,842)

LOSS BEFORE TAX PROVISION                      ($145,993)   ($86,505)

PROVISION FOR TAXES:
     Current tax expense (benefit)                 0         0
     Deferred tax expense (benefit)             (49,638)     (29,412)

NET LOSS                                        ($96,355)   ($57,093)

NET LOSS PER SHARE                              ($0.01)       ($0.01)

                       CROWN ENERGY CORPORATION

                             [UNAUDITED]

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 For the Nine Months Ended
                                                     September 30,
                                                  1997         1996

REVENUE:
     Oil and gas production                    $77,496     $165,639

               Total Revenue                   77,496       165,639

EXPENSES:
     Production costs and related taxes          54,653      97,711
     General and administrative expenses        299,009     328,132
     Depletion, depreciation and amortization    23,817      46,178

               Total Expenses                   377,479      472,021

OPERATING LOSS                                (299,983)    (306,382)

OTHER INCOME (EXPENSES):
     Interest and other income                    4,928       6,371
     Gain (loss) on sale of properties                0         0
     Loss on sale of subsidiary                (751,461)        0
     Interest and other expense                (17,010)     (15,775)

               Total Other Income (Expenses)  (763,543)       (9,404)

LOSS BEFORE TAX PROVISION                       ($1,063,526)   (315,786)

PROVISION FOR TAXES:
     Current tax expense (benefit)                    0         0
     Deferred tax expense (benefit)            (361,599)    (107,367)

NET LOSS                                       ($701,927)  ($208,419)

NET LOSS PER SHARE                             ($0.06)         ($0.02)

                       CROWN ENERGY CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT
                       OF STOCKHOLDERS' EQUITY

                             [UNAUDITED]

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997


                Preferred Stock  Common Stock  Capital in
                                               Excess of   Retained
                Shares   Amount  Shares Amount Par Value  (Deficit)   Total
                ______   ______  ______ _____  _________   _______   ______
BALANCE,
DECEMBER 31,1996
            ---   ---  11,430,571 $228,611 $5,497,772 ($2,255,127) $3,471,256

Shares issued for
services at $.86 to
$1.00 per share      ---    ---    45,000    900    42,706       ---  43,606

Shares issued for
payment of note
payable                ---    ---    56,877   1,138    24,847    ---   25,985

Shares issued in
debenture conversion   ---    ---    64,693   1,294    31,295     ---  32,589

Canceled shares       ---    ---   (25,000)  (500)  (19,188)     ---  (19,688)

Sale of Preferred
Stock               45,000    225      ---     ---   299,775     ---   300,000

Net Income (loss)
for the nine  months
ended September
30, 1997             ---   ---       ---      ---     ---  (701,927) (701,927)



BALANCE,
SEPTEMBER 30, 1997
     45,000   $225  11,572,141  $231,443   $5,877,207   ($2,957,054) $3,151,821


The accompanying notes are an integral part of these financial statements.

                       CROWN ENERGY CORPORATION

                             [UNAUDITED]

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                 For the Nine Months Ended
                                                    September 30,
                                               1997          1996

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
   Net income (loss)                         ($701,927)   ($208,419)

   Adjustments to reconcile net loss to
    net cash used by operating activities:
      Common stock issued for commissions             0    40,000
      Amortization, depreciation and depletion   23,817    45,882
      Net effect of sale of subsidiary          844,926         0
      Change in assets and liabilities:
       Joint interest and accounts receivable    17,357    16,740
       Other assets                            (60,187   (101,078)
       Accounts payable                         (2,550)   (109,817)
       Other current liabilities               (90,929)    120,102
       Deferred tax liability                  (361,599)  (107,367)

        Total adjustments                       370,835    (95,538)

        Net Cash Used by Operating Activities  (331,092)  (303,957)

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
   Additions to oil sand properties            (16,152)  (45,553)
   Payments received on note receivable          75,000         0
   Net proceeds from sale of
       oil and gas properties                       0           0

        Net Cash Provided (Used) in
             Investing Activities             (58,848)      (45,553)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
   Net changes in long-term debt                (9,442)    12,309
   Net proceeds from issuance
       of convertible debenture               150,000          0
   Net proceeds from sale of preferred stock    300,000         0
   Net proceeds from sale of common stock        0         335,000


    Net Cash Provided by Financing Activities $440,558    $347,309

                       CROWN ENERGY CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             [CONTINUED]


                                                 For the Nine Months Ended
                                                        September 30,

                                                      1997        1996


Net Increase (Decrease) in Cash:                 ($168,314)      ($2,201)

Cash at Beginning of Period                        $142,772       $97,247

Cash at End of Period                              $311,086       $95,046


Supplemental Disclosure of Cash Flow Information
   Cash paid during the period:
    Interest                                           $4,844         ---

    Income taxes                                      ---             ---



Supplemental Schedule of Non-cash Investing and Financing Activities:

   For the period ended September 30, 1997:

    The Company issued 45,000 shares of common stock
        in payment of accounts
         payable and oil sand project
         costs.

    The Company issued 56,877 shares of common stock
         in payment of $25,985 in
          long-term debt.

    The Company issued 64,693 shares of common stock in a partial debenture conversion.

    The Company sold its wholly-owned subsidiary, Gavilan Petroleum, Inc. on a note for $150,000.

   For the period ended September 30, 1996:

    The Company issued 191,547 shares of common stock
          in payment of $89,375 in
           current liabilities
           and $90,000 in project costs.

    The Company issued 47,955 shares of common stock in payment of $23,596 in long-term debt.

                       CROWN ENERGY CORPORATION

              NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                         FINANCIAL STATEMENTS

     NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments)
          necessary to present fairly the financial position, results of operations and changes in stockholders'
          equity and cash flows at September 30, 1997 and for all periods presented have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 audited financial statements. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the operating results for the full year.

          ORGANIZATION

          Crown Energy Corporation ["Crown"], a Utah corporation, was organized on March 17, 1981.
          Crown's primary activities have been the acquisition and development of oil and gas leases.

          BuenaVentura Resources Corporation ["BVRC"], a Utah corporation, was organized October 24,
          1985. Crown acquired 100% of BVRC on September 30, 1992. On August 6, 1997, the name of the corporation was changed to Crown Asphalt Corporation ["CAC"].
On September 1, 1997, the
          corporation entered into a joint venture with MCNIC Pipeline and Processing Company to construct and operate an asphalt production facility at Asphalt Ridge (See
Note 5 - Formation of Joint
          Venture). The Company's asphalt business is its primary business activity.

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

          OIL AND GAS PROPERTIES

          Oil and gas properties are accounted for on the full cost method, whereby all costs associated with acquisition, exploration and development of oil and gas properties are capitalized on a country-by-
          country, cost center basis. All oil and gas revenues are derived from reserves located in the state of
          Utah. Amortization of such costs is determined by the ratio of current period production to estimated proved reserves. Estimated proved reserves are based upon reports of petroleum engineers.

                       CROWN ENERGY CORPORATION

              NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                         FINANCIAL STATEMENTS


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

     NOTE 3 - SALE OF SUBSIDIARY

          On July 2, 1997, the Company entered into a stock purchase agreement with Road Runner Oil,
          Inc.("RRO") to sell 100% of its interest in its wholly-owned subsidiary, Gavilan Petroleum,
          Inc.("Gavilan"). Gavilan operated oil and natural gas properties. Under the terms of the sale, the
          Company transferred to RRO all of the issued and outstanding stock of Gavilan and in exchange received $25,000 at closing and a promissory note under which it will be paid $50,000 within 30 days of closing; $25,000 within 120 days of closing; and the remaining $50,000 within 180 days of closing. As of September 30, 1997, the promissory note had a balance of $75,000. The note is secured by a pledge of the Gavilan stock.

          The pro forma effects of the transaction for the year ended December 31, 1996 are as follows: Total assets would have been reduced from $4,591,374 to $3,468,599, a decrease of $1,122,775 (24%).
          Total liabilities would have been reduced from $1,120,118 to $923,019, a decrease of $197,099
          (18%). Revenues would have decreased from $224,855 to $11,226, a decrease of $213,629 (95%).
          Net loss before income taxes would have decreased from a loss of $550,630 for the year ended
          December 31, 1996 to a loss of $445,818, a decrease of $104,812 (19%).


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

          Under the terms of the Debenture, payment of interest only is due and payable quarterly commencing July 31, 1997. Payment of the remainder of the accrued interest and all principal under the Debenture is due November 13, 1997 (the "Due Date"). At any time following July 13,
          1997, the holder of the Debenture may elect to convert the principal and accrued interest under the
          Debenture, in whole or in part, to shares of the Company's common stock at 65% of the average closing bid price as reported on the NASD Electronic Bulletin Board for the ten (10) preceding business days. In addition, at any time prior to the Due Date, the Company may elect to prepay, without penalty or premium, the outstanding principal or accrued interest, in whole or in part, upon fifteen (15) days written notice to the holder of the Debenture. On July 21, 1997, ONI converted a portion of the debenture into 64,693 shares of common stock. On November 10, 1997, ONI converted the remaining balance plus accrued interest into 108,408 shares of common stock.

     NOTE 5 - FORMATION OF JOINT VENTURE

          On August 1, 1997, Crown's wholly-owned subsidiary, Crown Asphalt Corporation, ("Crown
          Asphalt") entered into a joint venture with MCNIC Pipeline & Processing, Inc., ("MCNIC"), a subsidiary of MCN Energy Group, Inc., a large diversified energy holding company with approximately $4 billion in assets ("MCN"). The joint venture will operate through Crown Asphalt
          Ridge, L.L.C., a Utah limited liability company, (the "L.L.C.") and will be devoted to extracting commercially marketable products from Crown Asphalt's oil sands reserves (the "Reserves") located at Asphalt Ridge in eastern Utah.

          MCNIC and Crown will initially hold sharing ratios of 75% and 25%, respectively, in profits, losses and obligations of the L.L.C. The forgoing ratios will be adjusted to provide each party with a 50% sharing ratio upon the achievement of certain payouts to MCNIC. Crown Asphalt's required capital contribution to the L.L.C. consists of (i) Crown Asphalt's rights under certain equipment leases with a fair market value of up to $3.5 million to be obtained by Crown Asphalt; (ii) the
          Sublicense of Crown's proprietary oil sands refining technology from Park Guymon Enterprises,
          Inc.; (iii) the capital reserves (which were valued at the time of the formation of the L.L.C. at
          $500,000) and (iv) an amount of cash, if any, needed to bring Crown Asphalt's capital contributions up to 25% of the capital required to construct the initial oil sands refining plant (after giving effect to the value of the items described above, MCNIC, in turn, will be required to fund 75% of the cash required to construct the Initial Plant contemplated by the L.L.C.'s Operating Agreement). It is presently estimated that such Initial Plant will cost $19 million to construct.




     NOTE 6 - SALE OF PREFERRED STOCK

          On November 4, 1997, Crown completed the sale of 500,000 shares of its 8% Class A Cumulative
          Convertible Preferred Stock ("Series A Preferred Stock") to Enron Trade & Resources Corp.
          ("ECT") pursuant to a Stock Purchase Agreement dated September 25, 1997 for an aggregate sales price of $5 million. Crown issued 45,000 shares and received $450,000 on the execution of the
          Stock Purchase Agreement. The Series A Preferred are convertible at the option of its holders into
          24% of the Common Stock of Crown. Dividends shall accrue on the outstanding Series A Preferred shares at the rate of 8% per annum and may be paid through cash or common shares of Crown at the option of the holder.

          Subject to the holders' right to convert the Series A Preferred, Crown may redeem the Series A
          Preferred at any time from the date on which it is issued at the following prices: (i) if such redemption occurs prior to 36 months, the redemption price shall be 130% of the Series A
          Preferred's "Stated Value" ($10); (ii) if prior redemption occurs after 36 months but prior to 48 months, the redemption price shall be 115% of the Stated Value;
(iii) if redemption occurs after 48
          months but prior to 60 months from the date of issuance, the Series A Preferred may be redeemed at 110% of the Series A Preferred's Stated Value; and (iv) if redemption occurs after 60 months from the date of the issuance, the redemption price shall be 100% of the Series A Preferred's Stated
          Value. The holder of the Series A Preferred may require Crown to redeem 125,000 shares of the
          Series A Preferred on the eighth anniversary of its issuance and the like amount on the ninth anniversary of it issuance, with all remaining Series A Preferred to be redeemed on the tenth anniversary of its issuance at a per share price no lower than the Stated Value.

     NOTE 7 - CONCENTRATION OF CREDIT RISK

          The realization of the Company's investment in oil sand properties is dependent on the success of the joint venture with MCNIC to successfully complete construction of its asphalt production facility and profitably sell the related asphalt products. The company currently has not generated any significant revenues through the sale of asphalt products from its mine at Asphalt Ridge in eastern
          Utah and the company currently does not have any other method of generating revenues.

            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULT OF OPERATIONS


RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1997, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

     Oil and gas revenue decreased from $65,646 for the three months ended September 30, 1996 to $0 for the three months ended September 30, 1997. This decrease was due to the sale of the Company's wholly-owned subsidiary,
Gavilan Petroleum, Inc., which was effective June 1, 1997.

     Oil and gas production costs decreased from $34,887 for the three months ended September 30, 1996 to $0 for the three months ended September 30, 1997. This decrease was due to the sale of the Company's wholly-owned subsidiary, Gavilan Petroleum, Inc., which was effective June 1, 1997.

     General and administrative expenses increased from $97,312 for the three months ended September 30, 1996 to $145,011 for the three months ended September 30, 1997, an increase of $47,699 (49%). This change was due to increased overhead costs related to the Asphalt Ridge project financing.

     Depletion, depreciation and amortization decreased from $16,110 for the three months ended September 30,
1996 to $0 for the three months ended September 30, 1997. This decrease was due to the sale of the Company's wholly-owned subsidiary, Gavilan Petroleum, Inc., which was effective June 1, 1997.


FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

     Oil and gas revenue decreased from $165,639 for the nine months ended September 30, 1996 to $77,496 for the nine months ended September 30, 1997, a decrease of $88,143 (53%). This decrease was primarily due to the sale of the Company's wholly-owned subsidiary, Gavilan Petroleum, Inc., which was effective June 1, 1997.

     Oil and gas production costs decreased from $97,711 for the nine months ended September 30, 1996 to
$54,653 for the nine months ended September 30, 1997, a decrease of $43,058 (44%). This decrease was primarily due to the sale of the Company's wholly-owned subsidiary, Gavilan Petroleum, Inc., which was effective June 1, 1997.


     General and administrative expenses decreased from $328,132 for the nine months ended September 30, 1996 to $299,009 for the nine months ended September 30, 1997, a decrease of $29,123 (9%). This change was primarily due to a decrease in consulting expenses.

     Depletion, depreciation and amortization decreased from $46,178 for the nine months ended September 30,
1996 to $23,817 for the nine months ended September 30, 1997, a decrease of
$22,361 (48%).   This decrease was
primarily due to the sale of the Company's wholly-owned subsidiary, Gavilan Petroleum, Inc., which was effective June
1, 1997.



LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997, the Company had cash and other current assets of $538,182 as compared to cash and other current assets of $245,931 at December 31, 1996. The increase of 292,251 was due to proceeds from the sale of the Company's subsidiary, Gavilan Petroleum, Inc., of $150,000, the issuance of a $150,000 convertible debenture and the sale of $5 million of preferred stock, $300,000 of which was received as of September 30, 1997 net of financing costs. The balance was received on November 5, 1997 (See Note 6 - Sale of Preferred Stock). The increase in cash and other current assets was partially offset by a loss from operations.

     Total debt increased from $182,093 in long-term debt and $185,984 in current portion of long-term debt at December 31, 1996 to $129,617 in long-term debt and $268,414 in current portion of long-term debt at September 30, 1997. This increase was primarily due to the issuance of a $150,000 convertible debenture and was partially offset by a reduction in debt from the sale of Gavilan of $65,139 and principal payments made during the period.

     The Company has completed its financing for construction and start-up of its commercial asphalt production facility. On September 1, 1997, the Company entered into a joint venture with MCNIC Pipeline & Processing
Company (See Note 5 - Formation of Joint Venture). On November 5, 1997, the Company completed the sale of $5 million of preferred stock to Enron Capital & Trade Resources Corp. (See Note 6 - Sale of Preferred Stock).



                     PART II. - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          The Company filed a Form 8-K on June 11, 1997, to report the issuance of a $150,000 convertible debenture. The Company also filed a Form 8-K on July 2, 1997 to report the sale of its wholly-
          owned subsidiary, Gavilan Petroleum, Inc.


                        PART III. - SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CROWN ENERGY CORPORATION
                                   (Registrant)

Date: November 14, 1997                           By: /s/ JAY MEALEY

                                             Jay Mealey, President

Date: November 14, 1997                           By: /s/ RICHARD S. RAWDIN

                                             Richard S. Rawdin, Vice President
of Finance