Form 10-K
period 1997-12-31
CROWN ENERGY CORP
filed 1998-03-31
CIK 876528

--------------------------------------------------------------------------------

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 For the fiscal year ended December 31, 1997
                                       or

(    )  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE  ACT  OF  1934  For  the  Transition   Period  From  _________  to
     ___________

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of Common Stock, Par Value $0.02 per share held by non-affiliates of the Registrant on March 27, 1998, was $11,019,725 using the average bid and asked price for Registrant's Common Stock. As of March 24, 1998, Registrant had 11,680,549 shares of its $0.02 par value Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's Definitive Proxy to be filed with the Commission pursuant to Regulation 14A of the Securities Act of 1933 within 120 days after the close of the Company's most recent fiscal year are incorporated by reference into Part III hereof.

         Transitional  Small Business  Disclosure  Format (check one)
                                                  YES [ ] NO [X]
--------------------------------------------------------------------------------

                                     PART I.


ITEM 1.  BUSINESS

General

         Crown Energy Corporation ("Crown" or the "Company") is a Utah corporation which specializes in the mining, production and marketing of premium asphalt extracted from oil sands. The Company directs its activities from its corporate offices in Salt Lake City, Utah. The Company was formed in 1981 as an oil and gas production company. The Company changed its business focus to concentrate on the mining, production and marketing of premium asphalt in 1995. The Company believes it made significant advancements in this industry during 1997 by aligning itself with two major natural resource companies and by commencing construction of an approximately $19 million asphalt processing facility at Asphalt Ridge, near Vernal, Utah (the "Facility").

         Effective August of 1997, the Company formed Crown Asphalt Ridge, L.L.C., a Utah limited liability company ("Crown Ridge") with MCNIC Pipeline & Processing Company, a Michigan corporation ("MCNIC") to develop the Asphalt Ridge oil sand project in northeast Utah. MCNIC is a wholly owned subsidiary of MCN Energy Group, Inc. ("MCN"), a large diversified energy holding company with over $4 billion in assets and investments throughout North America and India. MCN is involved in oil and gas exploration and production, natural gas gathering, processing, transmission and storage, energy marketing, electric power generation and distribution, and other energy-related businesses and serves 1.2 million customers in more than 500 communities throughout Michigan. Information about MCN Energy Group is available on the World Wide Web at http://www.mcnenergy.com.

         Contemporaneous with the MCNIC venture, the Company also closed on an agreement for the private sale of $5 million of the Company's $10 Series A Cumulative Convertible Preferred Stock to Enron Capital & Trade Resources Corp. ("ECT"), a subsidiary of Enron Corp. ("Enron"), a New York Stock Exchange
Company. Enron is a major buyer and seller of natural gas with assets of approximately $20 billion. Enron also builds and manages worldwide natural gas transportation, power generation, liquids, and clean fuels facilities. Proceeds from the sale of stock to ECT have been and will be used for working capital and to finance the Company's share of construction and start-up costs related to Crown Ridge, which includes the construction of the Facility.

         The Facility will process oil sands extracted from Crown Ridge's estimated 100 million-barrel reserve. The Facility is designed to initially process approximately 3,000 tons of oil sands daily for an average production of 1,700 barrels of asphalt per day. The estimated annual production of asphalt is approximately 100,000 tons. The Company believes that the asphalt produced at the Facility meets new stringent highway specifications and will have high durability at lower cost. Further, the Company expects the Facility to be operational in mid-1998. However, there can be no assurance that construction will be completed on time or that when completed that premium asphalt will be produced at lower cost than is presently available in the market.

         As the Company prepares for commercial asphalt production in 1998, the Company is also actively seeking other asphalt and oil sands related business opportunities although no agreements have been reached. Further, there is no guarantee that any agreement can or will be reached on terms and conditions favorable to the Company.

Crown Asphalt Ridge, L.L.C.

         Formation. Effective August 1, 1997, the Company, through its wholly-owned subsidiary, Crown Asphalt Corporation (hereafter collectively referred to with Crown Energy Corporation as the "Company" unless indicated otherwise) jointly formed Crown Ridge with MCNIC to develop substantial oil sands reserves at Asphalt Ridge in Uintah County, Utah (the "Reserves") and to continue to develop the Facility which is located on the Reserves. Utah contains approximately 90 percent of the known U.S. oil sand deposits consisting of over 28 billion barrels of oil. The Company believes that the Reserves constitute one of Utah's largest and most accessible deposits. Extensive studies estimate surface minable reserves at Asphalt Ridge to be approximately 140 million barrels, of which the Company believes Crown Ridge controls over 100 million barrels.

         MCNIC and the Company (sometimes referred to hereafter as the "Members") will initially possess sharing ratios ("Sharing Ratios") of 75% and 25%, respectively, in the profits, losses and obligations of Crown Ridge. Once the Facility is built by Crown Ridge and the economic operations of Crown Ridge are successful to the extent of paying out to MCNIC an amount equal to 115% of its cash investment in Crown Ridge, excluding tax benefits, the Company's Sharing Ratio in Crown Ridge will increase to 50%. Thereafter the Members may build other plants to further develop the oil sands reserves. These plants will require additional capital contributions from the Members, which are described in more detail below. The Company may participate up to 50% in the additional facilities and up to 60% after payout. There are provisions for the Company to retain an interest in these facilities after the recoupment of certain amounts in the event the Company does not participate in the costs of such additional facilities, as provided in the "Back-In Option."

         Crown Ridge will proceed in phases in order to shepherd the risks and resources of the Members. Each phase calls for the Members to contribute new capital to move Crown Ridge through the next phase. The first phase called for detailed engineering and verification of the oil sand reserves of the Company. MCNIC and the Company have both contributed capital of $300,000 and $100,000 respectively, to Crown Ridge to cover the engineering and verification costs and complete the first phase. With the completion of the first phase and as part of the second phase, the Company has recently contributed, or will be required to contribute, the following to Crown Ridge:

         1. The Company's rights as lessee under certain equipment leases on mining equipment with a fair market value of up to $3.5 million dollars (MCNIC has agreed that this contribution will be accepted in lieu of $3.5 million in cash);

         2. A sublicense of Crown's license of proprietary oil sands refining technology from Park Guymon Enterprises, Inc. ("PGEI"), which is accorded only a nominal value under Crown Ridge's Operating Agreement (the "Operating Agreement"). Following the commencement of operations, Crown Ridge shall be responsible for paying the 2-5% royalty required by the sublicense;

         3. The Reserves (These properties are initially valued by Crown Ridge at $500,000); and

         4. An amount of cash needed to bring the Company's new capital contributions up to 25% capital to construct the Facility, giving full credit to the $3.5 million of equipment leases and the $500,000 of property rights in 1 and 3 above.

         MCNIC has agreed to initially fund 75% of the amounts required by Crown Ridge to construct the Facility and to operate Crown Ridge. Both Members may make such additional contributions as may be required or agreed in the course of building the Facility. To date, the Company has contributed approximately $433,000 to Crown Ridge.

         Subsequent Plants. Under the Crown Ridge Operating Agreement, the Members may construct up to two subsequent plants (the "Subsequent Plants"), similar to the Facility if the economics of Crown Ridge's oil sands processing business so permit. In sum, a Subsequent Plant may be constructed if certain economic returns (approximately 18% on 50% of its Capital Contributions to Crown Ridge or any successor joint venture during any 12 month period) have been experienced by MCNIC from the Facility and if the Members believe or are independently advised that a sufficient market exists to allow for the operation of the Subsequent Plants without damaging the competitive position or returns of the earlier already built plants. The agreement of MCNIC and the Company is that any Subsequent Plant will be held and operated by a separate legal entity (a "Successor Entity") formed by the Members with similar provisions as Crown Ridge. The Company may elect to participate in either of the Subsequent Plants and may obtain, at its option, between 10% and 50% of the interests in the newly formed entity. A portion of the Company's obligations to contribute to the Successor Entity may be satisfied through the value of the contributed properties which the Company may be credited with, as described below.

         Following the determination by both Members or one Member to proceed with the construction of a Subsequent Plant, Crown Ridge will convey to the Successor Entity sufficient oil sand reserves or other property and water rights to enable it to sustain operations in accordance with the applicable projections and market study. If, during the twelve months prior to the sale of products from the first Subsequent Plant, MCNIC has realized a return of approximately 30% on 50% of its Capital Contributions to Crown Ridge, the Company will be credited with a value for these reserves and properties equal to $.10 per barrel for the products estimated to be produced from the Subsequent Plant over a 20 year period.

         If the Company elects not to proceed with any Subsequent Plant, and to not make the needed capital contributions to build and operate the Subsequent Plant, Crown will have a reduced interest in the Subsequent Plant (but will still be credited with an interest equal to the value of the contributed properties as described below, if the requisite return is achieved), subject to an escalation under the Back-In Option described below.

         Whether or not the Company elects to proceed with either Subsequent Plant, if the Subsequent Plants reach certain levels of economic success (approximately 115% of MCNIC's investment in plant 2 without giving effect to any tax benefits), the Company will receive an increased interest of 10% in the Subsequent Plant as a result of its oil sand properties and technology being used by the Subsequent Plant(s).

         Management of Crown Ridge; Major Decisions. Crown Ridge is governed by a Management Committee consisting of five Managers. Initially, MCNIC is entitled to appoint four Managers and the Company, one Manager. MCNIC's Manager appointees are William Kraemer, Joseph Roberts, Jr., Martin Vucinaj, and Daniel Schiffer. The Company's Manager appointee is Mr. Jay Mealey, the Company's President. Joseph A. Roberts, Jr., was elected Chairman of the Management Committee by a majority vote of the Managers. Managers may be removed or replaced from time to time by the Member which appointed them.

         If any adjustment is made in the Members' respective Sharing Ratios both the Company and MCNIC will be entitled to appoint one Manager for each 20% of Crown Ridge interest held by that Member (rounded to the nearest 20% level), provided, that MCNIC and the Company shall each be entitled to at least one Manager at all times that they are Members of Crown Ridge. The size of the Management Committee may be increased to six Managers if the foregoing calculation requires it.

         Management decisions shall generally be made through a majority vote of the Managers. However, certain "Major Decisions" such as: (i) the approval of the detailed engineering for the Facility; (ii) the approval of, or substantial amendment to, the annual operating plan (the "Annual Operating Plan"); and (iii) calls for additional Capital Contributions (except for calls contemplated by the EPC Contract as defined in Crown Ridge's Operating Agreement and those required to maintain Crown Ridge in emergencies); most distributions to the Members require unanimous approval of the Managers.

         Crown Ridge's operations shall be conducted each year pursuant to an annual operating plan (the "Annual Operating Plan"). The Annual Operating Plan shall address all aspects of Crown Ridge's operations for the coming year, including budgeting for operations, the mining of oil sands products and the marketing of those products. In the event the Management Committee is unable to unanimously approve an Annual Operating Plan for any given calendar year, a majority of the Managers shall have the authority to continue to maintain Crown Ridge's operations at levels comparable to those approved under the last Annual Operating Plan.

         Additional Opportunities Within the Project Area and Area of Mutual Interest. Crown Ridge may elect to pursue additional opportunities ("Additional Opportunities") within the Asphalt Ridge project area ("Project Area") which are brought to its attention by one of its Members. Should Crown Ridge elect to pursue such an Additional Opportunity, it may do so either through Crown Ridge or by forming a new company containing terms and provisions substantially similar to those of Crown Ridge. In the event that Crown Ridge does proceed with any Additional Opportunity, the Company shall have the right, but not the obligation, to obtain an equity interest in each such Additional Opportunity of no less than 10% and no greater than 50% (with MCNIC obtaining the remaining interest). If the Management Committee determines not to proceed with the Additional Opportu nity, any Member of Crown Ridge may then do so alone, subject to the Back-In Option, discussed below, of the nonparticipating Member.

         If either Member desires to develop any interests in real property, fixtures or improvements within the State of Utah relating to the processing of oil sands, bitumen, asphaltum or other minerals or mineral resources into asphalt, performance grade asphalt, synthetic crude oil, diesel fuel, or any other product produced using the intellectual property covered by the Company Sublicense or any derivation thereof (an "AMI Opportunity"), the AMI Opportunity must first be offered to Crown Ridge. The Company, shall then have the option, but not the obligation, of acquiring (i) up to a 50% equity interest if the AMI Opportunity relates to, or is designed for, the production and sale of asphalt or performance grade asphalt; or, (ii) up to a 662/3% equity interest if the AMI Opportunity relates to the production of synthetic crude oil, diesel fuel or any other similar products.

         If Crown Ridge elects not to proceed with the AMI Opportunity, the Member who brought the opportunity to Crown Ridge may proceed alone and the nonparticipating Member shall have no further interest in the activity covered by such opportunity. Except as limited in the discussion above, each Member of

Crown Ridge shall have the right to independently engage in any business activities except that MCNIC shall not be entitled to use the Company's technology provided to Crown Ridge in connection with such activities.

         The Back-In Option. The Back-in Option is a means by which the Member which initially elects not to participate in a plant may subsequently participate at a later date upon favorable terms. The Back-in Option shall apply if:

         (i) The Company elects not to proceed with construction of the Facility following the completion of the detailed engineering (and MCNIC elects to proceed);

         (ii) either Member elects not to participate in the construction of a Subsequent Plant; or

         (iii) either Member elects not to participate in an Additional Opportunity.

In the case of the Company's election not to participate in Subsequent Plants or Additional Opportunities, the Company shall be entitled to a 60% interest in the particular plant or opportunity if it is the non-participating Member, and MCNIC shall be entitled to a 40% interest if it is the non-participating Member, after the participating Member has achieved a 200% payout of the costs of the respective facility.

         Distributions; Allocations of Profits and Losses. The Management Committee shall cause Crown Ridge to distribute Available Cash, as defined within the Operating Agreement, to the Members quarterly, within 30 days following the end of each quarter. Distributions will be made in connection with the respective capital account balances after taking into account all allocations for profits and losses.

         Management Agreement. Pursuant to an Operation and Management Agreement (the "Management Agreement"), the Company will act as the "Operator" of the Facility upon commencement of operations. Under the Management Agreement, the Company will act as an independent contractor to Crown Ridge and will (i) manage, supervise and conduct the operations of Crown Ridge; (ii) carry out the terms of the Annual Operating Plan adopted and approved by the Management Committee of Crown Ridge; (iii) implement the decisions made and instructions given from time to time by the Management Committee. As compensation for the services rendered under the Management Agreement, the Company will receive (i) a monthly fee of $3,000; (ii) the payment of all out-of-pocket expenses incurred through the performance of its duties; (iii) the payment of the reasonable salaries, wages, overtime and other similar compensation paid to employees who are employed full time in connection with the operations of Crown Ridge; and
(iv) a monthly home office overhead charge of $10,000.

         During the first two years, the Company may be removed as Operator only for "good cause" as defined within the Management Agreement. After this initial term, the agreement will automatically renew for unlimited succeeding one year terms unless either party indicates its desire to not renew within 90 days of the expiration of the term. Also following the expiration of the initial term, Crown Ridge may challenge the Company's status as Operator on economic grounds by serving written notice to the Company that it believes that the operations of the Facility may be conducted more efficiently and cheaply and that it is willing to become the Operator (or has a bona fide commitment from a third party to do so) on a reduced charge basis. Following the receipt of the economic challenge, the Company will have 30 days to notify Crown Ridge that it elects to

(i) allow Crown Ridge, or its designee, to become the Operator under the proposed terms, or (ii) continue as the Operator under the proposed terms.

Asphalt Resources and Production

         Asphalt Ridge Resource. The Asphalt Ridge oil sand deposit is located in the Uintah Basin in eastern Utah near the town of Vernal. It is situated on the east flank of the Uintah Basin incline dipping to the southwest at 3(degree) to 8(degree). Numerous faults of differing size occur along Asphalt Ridge, which help define the saturated areas.

         Extensive reserve studies, including core drilling performed by Bechtel and Sohio between the late 1950's and mid-1980's, estimate surface minable reserves to be approximately 140 million barrels. The deposit is comprised of an unconsolidated oil-wet sandstone up to 300 feet in thickness with overburden thickness ranging from 0 to 500 feet. There are three "pit" areas along Asphalt Ridge where the recoverable reserves are principally located. These areas are referred to as the "A", "D", and "South" tracts. Crown Ridge controls approximately 7,000 acres of private and state land encompassing these tracts, which the Company believes contain an estimated 100 million barrels of surface minable reserves.

         Crown Ridge's first production facility will be located at the "A" tract. The "A" tract contains in excess of 18 million barrels of surface minable reserves with an average oil saturation of 11% by weight. This pit is partially opened and is currently being mined on a small scale for use as local asphalt road base. The pit has been mined since the 1940's and provides a natural site to commence operations as overburden has been removed and an open pit area exists for waste sand storage.

         Production Technology. The hydrocarbon potential of oil sands is widely recognized. North America contains the largest known oil sands deposit in the world, located in the Athabasca region in Alberta, Canada. Utah contains about 90 percent of the known U.S. oil sands deposits consisting of over 28 billion barrels of oil in place in about 50 deposits. Asphalt Ridge is one of Utah's largest deposits containing over a billion barrels of oil in place. Numerous research efforts have focused on applying the hot water processes used in Canada to Utah oil sands with no commercial success. The fact that the Utah sands are "oil-wet" - unlike the Canadian sands which are "water-wet" - and the fact that the Utah oil is substantially more viscous dictates that a different process be used. The Company and Dr. E. Park Guymon of Weber State University developed a solvent/surfactant wash production process which was patented in 1990 and is now sublicensed to Crown Ridge. The production process will enable Crown Ridge to successfully produce premium asphalt from mined oil sands.

         Production Process. There are three major steps in the production process: (1) mining, (2) extraction - separation of the oil from the sand, (3) distillation - recovery of the solvent and separation of light fractions from the asphalt.

         Mining. The oil sands ore will be mined using conventional surface mining techniques and equipment. The ore will be transported by haul trucks to a stockpile and loading facility near the extraction unit.

         Extraction. The ore will be loaded from the stockpile into a feed chute. Starting in the feed chute, the sands are mixed with a readily available, organic diesel solvent using spray nozzles, mixing paddles, and countercurrent washers. The oil-solvent mix is decanted to the oil processing stage and the sand is then washed with water and a de-emulsifying surfactant to release the remaining oil. The oil-solvent mix is processed using three-phase decanting centrifuges to remove any solids and water and is transported to the solvent recovery/distillation process. The water and surfactant are recycled through the process. The residual sand and clay will contain no hazardous materials and will meet regulatory standards for "clean" soil. It will be moved to a backfill pile located in the previously mined pit where it will be graded and compacted.

         Distillation. Solvent - about 60% of the oil-solvent solution - will be recovered using an atmospheric distillation unit and returned for re-use in the closed-loop extraction unit. The remaining oil will be fractionated through vacuum distillation into a light distillate fraction and a premium asphalt.

The Asphalt Industry

         The Company anticipates that the asphalt produced from Asphalt Ridge will initially be marketed as a high quality base stock asphalt to make modified and performance grade asphalt cements. The Company also expects Crown Ridge to begin to develop a market for the product as a performance grade asphalt and a specialty asphalt modifier.

         The federal government recently completed the Strategic Highway Research Program (SHRP) which established uniform performance and quality standards which states must follow for federal and state highways. As states implement the SHRP standards, polymer modified asphalts will begin to be replaced by performance grade-modified (PG-modified) asphalts.

         As a result of these more stringent performance standards, asphalt suppliers throughout the U.S. are having to rework their asphalt formulations because, for the most part, existing conventional petroleum based asphalt cannot meet these standards without some form of modification. Asphalt modification typically requires the blending of a solid polymer (plastic) or other additive with a base stock asphalt. The main problem suppliers and manufacturers face with asphalt modification is keeping the polymer/additive stable in the asphalt after blending. Without a homogeneous dispersion of the polymer/additive in the asphalt, the improvement of performance of the material cannot be achieved.

         State highway departments have begun to impose significant quality control/assurance penalties to contractors and suppliers for modified asphalt which does not meet the project specifications. These penalties have forced suppliers to seek good, consistent base stock supplies which provide product stability after blending. Regional petroleum asphalt base stock supplies are often very poor quality which make them difficult or impossible to modify to meet many of the SHRP specifications. As a result, virtually all of the base stock asphalt used to make PG-modified asphalt in this market is imported from outside the region.

         The asphalt produced from Asphalt Ridge is expected by the Company to be a high quality base stock asphalt. It should be a very stable material with consistent, natural performance qualities. However, until the Facility is completed and the asphalt produced there can be no assurance of its quality or performance. The naturally occurring qualities of the asphalt are expected to make it very versatile which the Company believes will enable it to meet a broad range of SHRP specifications.

         Competition. The Company, through Crown Ridge, will be competing with several large, better financed companies in the regional asphalt supply business. The three main regional suppliers of PG-modified asphalt and polymer modified are Koch Materials Company/Conoco, Petro Source Oil Company and Sinclair Oil Company.


         Light distillate. Light distillate is a by-product of the asphalt refining process. The light distillate can be sold directly into the local off-road diesel market or as a primary feedstock for motor fuels to refineries in Salt Lake City. The Company believes there is a ready market for the distillate production from the project and competition is not a factor because of the relatively insignificant volume of production. Prices for distillate vary with market conditions and the price of crude oil.

         The Company believes Crown Ridge will benefit from an abatement of the $10.00 per barrel Utah motor fuels tax for that portion of its production which is sold as motor fuels. The tax abatement amount is either paid directly to the producer from the State in the form of a rebate or paid by the refiner directly to the producer from the tax proceeds collected at the retail level. This abatement is not applicable to fuels not subject to the motor fuels tax such as off-road diesel.

         Seasonality. The asphalt industry is seasonal. Demand for asphalt decreases significantly during the winter months when cold weather and snow interferes with highway construction and repair. Notwithstanding the decrease in demand for asphalt and asphalt related products during the winter months, the Company believes that it can continue mining the oil sands and producing asphalt to meet the peak demands of spring and summer.

Environment

         The Company and its subsidiaries are subject to federal, state and local requirements regulating the discharge of materials into the environment, the handling and disposal of solid and hazardous wastes, and protection of health and the environment generally (collectively "Environmental Laws"). Governmental authorities have the power to require compliance with these Environmental Laws, and violators may be subject to civil or criminal penalties, injunctions or both. Third parties may also have the right to sue for damages and/or enforce compliance and to require remediation of contamination.

         The Company and its subsidiaries are also subject to Environmental Laws that impose liability for costs of cleaning up contamination resulting from past spills, disposal and other releases of substances. In particular, an entity may be subject to liability under the Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") and similar state laws that impose liability - without a showing of fault, negligence, or regulatory violations - for the generation, transportation or disposal of hazardous substances that have caused or may cause, environmental contamination. In addition, an entity could be liable for cleanup of property it owns or operates even if it did not contribute to contamination of such property.

         The Company expects that it may be required to expend funds to comply with federal, state and local provisions and orders which relate to the environment. Based upon information available to the Company at this time, the Company believes that compliance with such provisions will not have a material affect on the capital expenditures, earnings and competitive position of the Company.

Sale of Preferred Stock to Enron Capital & Trade Resources Corp

         On November 4, 1997,  the Company  completed the sale of 500,000 shares
of  its  $10  Series  A  Cumulative   Convertible  Preferred  Stock  ("Series  A

Preferred") to ECT pursuant to a Stock Purchase Agreement dated September 25, 1997 for an aggregate sales price of $5 million. Proceeds of the transaction have and will be used for working capital and to finance the Company's share of Crown Ridge's construction and start-up costs. ECT is a subsidiary of Enron, one of the world's largest integrated natural gas and electricity companies with approximately $20 billion in assets.

         The Series A Preferred shares are convertible at the option of its holder(s) into 24% of the common stock of the Company. Dividends accrue on the outstanding Series A Preferred shares at the rate of 8% per annum and may be paid through cash or comon shares of the Company at the option of the holder(s) of such stock. Subject to the holder(s)' right to convert the Series A Preferred, the Company may redeem such stock at any time from the date on which it was issued at a percentage of the Series A Preferred's stated value ($10) which will vary depending on when the Company exercises such right. The holder(s) of the Series A Preferred may also require the Company to redeem its Series A Preferred under certain circumstances after the eighth anniversary of the issuance of such stock.

         The holder(s) of the Series A Preferred have the right, but not the obligation, to appoint 20% of the Company's Board of Directors. To date, the holders(s) have not appointed any Directors. In addition, the holder(s) of the Series A Preferred have certain voting rights upon any attempt by the Company to alter the rights and preferences, redemption, voting or dividend rights senior to the Series A Preferred, increase the number of Series A Preferred, reclassify the Company's securities or enter into specified extraordinary events. All voting rights of the Series A Preferred expire upon the issuance by the Company of a notice to redeem such shares.

         The shares of common stock issuable upon conversion of the Series A Preferred is subject to adjustment upon the issuance of additional shares of the Company's common stock resulting from stock splits, share dividends and other similar events as well as upon the issuance of additional shares or portions which are issued (i) in connection with the Company's venture with MCNIC in Crown Ridge, or (ii) as compensation to any employee, director, consultant or other service provider of the Company or any subsidiary (other than options to acquire up to 5% of the Company's common stock at or less than the then fair market value).

Subsidiaries of the Company

         Crown Asphalt Corporation ("Crown Asphalt") was formerly known as Buena Ventura Resourcs Corporation, a Utah Corporation.

         Crown Asphalt was organized October 24, 1985 and was acquired by the Company on September 30, 1992. Crown Asphalt is a Member of Crown Ridge.

         Crown Asphalt Products Company ("Crown Products") was formerly known as Energy Technologies Corporation. Crown Products was formed in 1991, but until recently has been a dormant entity. The Company recently activated Crown Products for the purpose of developing an asphalt marketing and distribution business.

         Applied Enviro Systems, Inc., is a dormant Oregon corporation.

Gavilan Petroleum, Inc

         In order to focus more completely on its core business of asphalt mining and production, the Company sold 100% of its interest in its wholly-owned subsidiary, Gavilan Petroleum, Inc. ("Gavilan") to Road Runner Oil, Inc. ("Road Runner") pursuant to the terms and conditions of a Stock Purchase Agreement, dated July 2, 1997 (the "Stock Agreement"). Gavilan operated oil and natural gas properties. Under the Stock Agreement, the Company transferred all of the issued and outstanding shares of Gavilan stock to Road Runner in exchange for $25,000 at closing and a $125,000 promissory note (the "Note"). The Note is secured by a pledge of the Gavilan stock. The Company maintains that Road Runner is presently in default under the terms of the Note and Stock Agreement and the Company is currently evaluating its options concerning this matter. See "Item 3. Legal Proceedings."

Employees

         As of March 24, 1998, the Company had 9 full and part-time employees, including 5 employees of its wholly-owned subsidiaries. None of the Company's employees of the Company are represented by a union or other collective bargaining group. Management believes that its relations with its employees are good.


ITEM 2.  PROPERTIES

         The Company conducts its business operations at 215 South State, Suite 550, Salt Lake City, Utah, where it has approximately 3,423 square feet of office space under lease until September 30, 2001. Under the terms of the lease, the Company pays $4,400 per month through September 30, 1998; $4,638 per month through September 30, 1999; $4,877 per month through September 30, 2000; and $5,118 per month through the lease expiration date of September 30, 2001. There is no renewal option under the terms of this lease. Management of the Company believes that its current office lease is sufficient for its needs and believes that it will either be able to negotiate a new lease on its existing space or obtain suitable other space in the Salt Lake City area upon the expiration of the existing lease.


ITEM 3.  LEGAL PROCEEDINGS

         There are no legal proceedings presently pending against the Company. However, the Company maintains that Road Runner Oil, Inc. ("Road Runner") is in default on the payment of $75,000 together with accrued interest from November 5, 1997 at the rate of 21% per annum under a certain Promissory Note and thus in default under a Stock Purchase Agreement dated July 2, 1997. Road Runner contends that the foregoing amount is offset by an overriding royalty in the amount of $90,000 it claims the Company owes a third party. The Company vigorously disputes Road Runner's claims. The Company has not yet taken any legal action against Road Runner and is evaluating its options concerning this matter.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On October 21, 1997, the Company held an annual meeting of its shareholders to elect members of the Company's Board of Directors; to approve the appointment of Pritchett, Siler and Hardy as independent accountants for the

Company; to approve the Crown Energy Corporation 1997 Long-Term Incentive Compensation Plan (the "Plan"); and to approve the transfer of the Company's oil sands reserves and related technology to an entity jointly organized with MCNIC. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934. Approximately 7,832,767 shares of Common Stock of the Company were represented in person or by proxy at the Meeting out of a total of 11,572,141 shares. All four of the Company's directors were re-elected to successive terms as directors of the Company with approximately 7,588,317 votes in favor of James A. Middleton, 7,471,067 in favor of Thomas W. Bachtell and 7,179,578 votes in favor of both Jay Mealey and Rich Rawdin. However, following the annual meeting, on or about November 26, 1997, Thomas W. Bachtell resigned as a director of the Company. The Company has not yet filled the vacant seat on the Board. The Company's shareholders also voted in favor of appointing the accounting firm of Pritchett, Siler & Hardy as the Company's independent auditors for the next fiscal year with 7,827,781 shares voting in favor of the appointment, 1,750 shares voting against and 3,236 shares abstaining.

         The next proposal was to approve the Plan. The purpose of the Plan is to assist the Company in attracting, retaining and motivating executive officers and other key employees essential to the success of the Company through performance-related incentives linked to long-range performance goals. The Plan provides for discretionary awards (the "Awards") of nonqualified stock options. All Awards will be made in, or based on the value of, the Company's common stock at the date of grant. The Plan is administered by the Company's Board of Directors. Under the Plan, the maximum number of shares of common stock for which Awards may be granted is 2,000,000 subject to adjustment in the event of a merger, consolidation, reorganization, recapitalization, stock dividend, stock split or other similar event. The shares to be issued under the Plan may consist of authorized but unissued shares or shares purchased in the open market. Regular, full-time employees of the Company and its subsidiaries or affiliates who are designated by the Board of Directors are eligible to participate in, and receive Awards under the Plan. All of the executive officers of the Company are eligible to participate in the Plan. The Plan was approved by the affirmative vote of 6,748,188 shares of the Company voting in favor of the Plan, 838,758 voting against the Plan and 245,821 abstaining from voting.

         The final proposal presented to the shareholders of the Company at the Meeting was approval of the transfer of the Company's Reserves and related technology to Crown Ridge. The transfer of the Reserves and technology was approved with 7,816,167 shares voting in favor of the proposal, 1,800 voting against and 14,800 abstaining.

         No other matters were presented to the Company's shareholders for their approval in the fourth quarter of the Company's 1997 fiscal year.


                                    PART II.


ITEM 5. MARKET PRICE FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Crown's Common Stock has been traded in the over-the-counter market since 1980. The common stock is currently listed on the NASD OTC Bulletin Board under the symbol CROE. At the present time, only the common stock is publicly traded. The following table sets forth the range of high and low bid quotations, as adjusted for stock splits, of Crown's common stock as reported by the National Quotation Bureau for each full quarter during the two most recent fiscal years.

The table represents prices between dealers, and does not include retail markups, markdowns or commissions, and may not represent actual transactions:


         CALENDAR QUARTER ENDED                  HIGH BID        LOW BID

         March 31, 1996                            1.13            0.63
         June 30, 1996                             1.03            0.69
         September 30, 1996                        0.81            0.63
         December 31, 1996                         1.44            0.60

         March 31, 1997                            1.25            0.63
         June 30, 1997                             1.03            0.53
         September 30, 1997                        1.50            0.63
         December 31, 1997                         2.00            1.22

         As of March 13, 1998, the high bid and low offer quotations reported by the National Quotation Bureau were $1.44 and $1.38, respectively. Crown has not paid any cash dividend on its common shares. It is the present policy of the Board of Directors of Crown to retain any earnings for use in the business, and therefore, the Company does not anticipate paying any cash dividends on its common stock in the foreseeable future. On March 24, 1998, approximately 796 shareholders of record held Crown's common stock.

         On November 4, 1997 the Company completed the sale of 500,000 shares of its Series A Preferred to ECT pursuant to a stock purchase agreement dated September 25, 1997, and in reliance of Section 4(2) and 4(6) of the Securities Act of 1933 (the "1933 Act"), for an aggregate sales price of $5,000,000. Crown's Series A Preferred is not traded. Crown must pay dividends on its outstanding Series A Preferred, which dividends accrue at the rate of 8% per annum and may be paid in cash or common stock at the option of the holder(s) of the Series of Preferred. The Company also agreed to issue a Warrant to ECT to purchase up to 8% of the issued and outstanding shares of common stock of the Company if the Company does not realize an internal rate of return of 39% after five years.

         On or about September 2, 1997, the Company's Board of Directors approved the 1997 Stock Option Plan which the shareholders subsequently approved on October 21, 1997. The Plan provides for the granting of awards of up to 2,000,000 shares of Common Stock to key employees, officers, directors, and consultants. The awards consist of non-qualified options. Awards under the Plan will be granted as determined by the Board of Directors. At present, 450,000 options have been granted under the plan in reliance upon Section 4(2) of the 1933 Act.

         On September 24, 1997, the Company committed to issue a warrant to an entity to purchase 100,000 shares of the Company's common stock at $1.00 per share in reliance on section 4(2) of the 1933 Act for services to be rendered in connection with the raising of financing. The Warrants expire September 24, 2002.

         In 1997, the Company issued 35,000 shares of common stock to PGEI as payment on a license, 8,606 shares to an individual as compensation for paying an accounts payable for the Company and 56,877 shares to an individual in payment of a promissory note, each in reliance on Section 4(2) of the 1933 Act.

         The Company also issued a warrant, which had vested in April, 1995, to purchase an aggregate of 183,750 shares of common stock to an entity for services in connection with the raising of financing in reliance on Section 4(2) of the 1933 Act.

ITEM 6.  SELECTED FINANCIAL DATA


         The financial data included in the following table has been derived from the financial statements for the periods indicated. The financial statements as of and for the years ended December 31, 1993 through 1997 were audited by Pritchett, Siler & Hardy, P.C., independent public accountants. The following financial data should be read in conjunction with the financial statements and related notes and with management's discussion and analysis of financial conditions and results of operations included elsewhere herein.

                                              Year Ended December 31
                                          (In thousands except per share)

                                    1997             1996             1995              1994             1993
                                    ----             ----             ----              ----             ----

Net Revenues                         $87             $225             $214              $326             $445
Income (Loss) from
  Continuing
  Operations                       ($1,153)         ($422)           ($234)            ($230)           ($193)
Income(Loss) Per Share
  from Continuing
  Operations                        ($0.11)        ($0.04)          ($0.03)           ($0.03)          ($0.02)
Total Assets                        $7,064         $4,591           $4,344            $4,351           $4,481
Total Long-Term
  Obligations                        -0-             $182             $794              $964           $1,040
Convertible Preferred
  Stock                             5,000             -0-              -0-               -0-              -0-
Cash Dividends Per
  Common Share                      $0.00           $0.00            $0.00             $0.00            $0.00
Shareholder's
  Equity                            $6,929         $3,471           $3,065            $2,940           $2,880

         The foregoing selected financial data is presented on a historical basis and may not be comparable from period to period due to changes in the Company's operations.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

         Liquidity and Capital Resources

         At December 31, 1997, the Company had cash and other current assets of $3,288,989 as compared to cash and other current assets of $245,931 at December 31, 1996. The increase of $3,043,058 was primarily due to the sale of $5 million of preferred stock to ECT. The increase was partially offset by capital contributions to Crown Ridge and payments on debt obligations. As of December 31, 1997, the Company had no long-term debt obligations and believes it has sufficient capital to meet all of its current working capital requirements and its share of Crown Ridge's budgeted capital requirements.

         In addition, the Company will incur its proportionate share of operating expenses of Crown Ridge until such time that Crown Ridge's operations become profitable. Furthermore, should Crown Ridge incur unforseen additional capital costs, the Company is obligated to pay its proportionate share of such costs.

The Company believes it has sufficient capital to cover such obligations. However, there can be no assurance that such additional obligations can be met.

         Results of Operations

         1997 vs. 1996
         -------------

         Oil and gas revenue decreased from $224,855 for the year ended December 31, 1996 to $86,781 for the year ended December 31, 1997, a decrease of $138,074 (61%). This decrease was due to the sale of the Company's oil and gas producing subsidiary, Gavilan Petroleum, Inc. in July, 1997.

         Oil and gas production costs decreased from $137,340 for the year ended December 31, 1996 to $54,653 for the year ended December 31, 1997, a decrease of $82,687 (60%). This decrease was due to the sale of the Company's oil and gas producing subsidiary, Gavilan Petroleum, Inc. in July, 1997.

         General and administrative expenses increased from $551,401 for the year ended December 31, 1996 to $775,544 for the year ended December 31, 1997, an increase of $224,143 (41%). This increase was primarily due to an increase in expenses relating to the Asphalt Ridge oil sand project financing.

         Depletion, depreciation and amortization decreased from $80,062 for the year ended December 31, 1996 to $39,857 for the year ended December 31, 1997, a decrease of $40,205 (50%). This decrease was primarily due to a reduction in depletion expense related to the sale of the Company's oil and gas producing subsidiary, Gavilan Petroleum, Inc. in July, 1997.

         Other income/expenses increased from total expenses of $6,682 for the year ended December 31, 1996, to total expenses of $803,290 for the year ended December 31, 1997, an increase of $796,608. This increase was due to the loss recorded on the sale of Gavilan Petroleum, Inc.

         1996 vs. 1995
         -------------

         Oil and gas revenue increased from $213,526 for the year ended December 31, 1995 to $224,855 for the year ended December 31, 1996, an increase of $11,329 (5%). This increase was due to higher average oil prices. Average oil prices increased from $16.90 per barrel in 1995 to $19.85 per barrel in 1996, an increase of 17%. This revenue increase was partially offset by a decline in barrels produced. Barrels of oil sold for the year ended December 31, 1996 were 9,435 as compared to 10,501 barrels for the same period in 1995, a decrease of 10%. In 1997, the Company sold its oil producing subsidiary to focus on the production of asphalt and other products from oil sands.

         Oil and gas production costs increased from $132,641 for the year ended December 31, 1995 to $137,340 for the year ended December 31, 1996, an increase of $4,699 (4%). This immaterial increase was due to higher maintenance costs due to aging well equipment.

         General and administrative expenses increased from $432,655 for the year ended December 31, 1995 to $551,401 for the year ended December 31, 1996, an increase of $118,746 (27%). This increase was primarily due to an increase in expenses relating to the Asphalt Ridge oil sands project.

         Depletion, depreciation and amortization decreased from $81,149 for the year ended December 31, 1995 to $80,062 for the year ended December 31, 1996, a decrease of $1,087 (1%). This decrease was due to lower production for the period and was partially offset by a higher unit depletion rate.

         Other income/expenses decreased from total expense of $31,714 for the year ended December 31, 1995, to total expense of $6,682 for the year ended December 31, 1996, a decrease of $25,032 (79%). This decrease was due to an increase in interest income and other miscellaneous income items.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATE

         The financial  statements required by this item are set forth following
Item 14 hereof.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreements with the Company's accountants with respect to any matter of accounting principles or practices or financial statement disclosure.


                                    PART III.


         Items 10 through 13 of Part III of this Form are incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the Securities Act of 1933 within 120 days after the close of the Company's most recent fiscal year.


                                    PART IV.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report:

         (1) Consolidated balance sheet and statement of income and cash flows for the period ended December 31, 1997.

         (2)      EXHIBITS:

EXHIBIT NO.                DOCUMENT
       3.1        Articles of Incorporation (6)
       3.2 Certificate of Voting Powers, etc. of the Company's Preferred Stock (10)
       3.2        Amended By-Laws (1)
       4.1        Stock Option Agreement - 1991 (2)
       4.2        Stock Option Agreements (6)
       4.3 Convertible Debenture - Agreement dated May 6, 1997, between Crown Energy Corporation and Oriental New Investments, Ltd.
                  (7)
       4.4        Warrant with Encap Investments, L.C.
       4.5 Form of Stock Option Agreements between the Company and (1) Jay Mealey, (2) Richard Rawdin and (3) Thomas Bachtell.
      10.1        License  Agreements  with  Park  Guymon  Enterprises,
                  Inc.,  dated January 20, 1989,  June 1, 1990 and June
                  1, 1990 (3)

      10.2        Amendment to License Agreement with Park Guymon Enterprises,
                  Inc. (6)
      10.3        Executive Employment Agreement with James A. Middleton (6)
      10.4        Employment Agreement with Jay Mealey
      10.5        Consulting Agreement with IBEX Group, Inc. and Hoffman
                  Partners, Inc. (6)
      10.6        Promissory  Note issued to Jay Mealey  12/31/95 (6) 10.7
                  Promissory Note issued to Thomas W. Bachtell 12/31/95 (6) 10.8
                  Promissory Note issued to Thomas W. Bachtell 12/31/95 (6) 10.9
                  Oil and Gas Minerals Lease,  dated  September 1, 1991 with
                  Wembco, Inc. (4)
      10.10       Crown Office Space Lease (5)
      10.11       First Amendment to Crown Office Space Lease
      10.12       Investment Banking Agreement with Fortress Financial Group,
                  Ltd.
      10.13       Promissory Note from Jay Mealey
      10.14       Promissory Note from Rich Rawdin
      10.15       Stock Pledge Agreement with Jay Mealey
      10.16       Stock Pledge Agreement with Rich Rawdin
      10.17       Assignment of Assets to Crown Asphalt Ridge, L.L.C. by Crown
                  Asphalt Corporation
      10.18       Assignment to Crown Asphalt Ridge, L.L.C. by Crown Ashpalt
                  Corporation
      10.19       Asphalt Ridge Project Operating and Management Agreement with
                  Crown Asphalt Ridge L.L.C., dated August 1, 1997
      10.20       Sublicense and Agreement between Crown Asphalt Ridge, L.L.C.
                  and Crown Asphalt Corporation
      10.21       Stock Purchase Agreement with Enron Capital & Trade Resources
                  Corp. (10)
      10.22       Facility Construction contract with CEntry
      10.23       Engineering, Construction and Procurement Agreement w/CENTRY
                  Constructors & Engineers, LLC Revised Right of Co-Sale
                  Agreement between Jay Mealey and Enron Capital & Trade
                  Resources Corp. (11)
      10.24       Guaranty Agreement in favor of MCNIC Pipeline & Processing
                  Company
      10.25       Crown Office Space Sublease
      10.26       Stock Purchase Agreement dated July 2, 1997, between Crown
                  Energy Corporation and Road Runner Oil, Inc. (8)
      10.27       Letter Agreement with EnCap Investments L.C.
      21          Subsidiaries of the Company
      24          Power of Attorney
      27          Financial Data Schedule

-------------------------

         (1) Incorporated by reference from the Company's Registration Statement on Form 10 filed with the Commission on July 1, 1991, amended August 30, 1991 and bearing Commission file number 0-19365.

         (2) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1991 bearing Commission file number 0- 19365.

         (3) Incorporated by reference from the Company's Report on Form 8-K filed with the Commission on or about September 30, 1992, bearing Commission file number 0-19365.

         (4) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1992, bearing Commission file number 0- 19365.

         (5) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1992, bearing Commission file number 0- 19365.

         (6) Incorporated by reference from the Company's Registration Statement on Form S-1 filed with the Commission on or about March 13, 1996, bearing Commission file number 0-19365.

         (7) Incorporated by reference from the Company's Form 8-K filed with the Commission on or about June 12, 1997, bearing Commission file number 0-19365.

         (8) Incorporated by reference from the Company's Form 8-K filed with the Commission on or about July 21, 1997, bearing Commission file number 0-19365.

         (9) Incorporated by reference from the Company's Form 8-K filed with the Commission on or about November 18, 1997, bearing Commission file number 0-19365.

         (10) Incorporated by reference from Enron Capital & Trade Resources Corp. Form 13D filed with the Commission on or about October 10, 1997.

         (11) Incorporated by reference from Enron Capital & Trade Resources Corp. Form 13D/A filed with the Commission on or about November 12, 1997.


      (b)During the quarter ended December 31, 1997, the Company filed a Form 8-K on November 18, 1997 to report (1) the disposition of assets by its wholly-owned subsidiary, Crown Asphalt Corporation, to a newly formed limited liability company jointly organized and owned by one of the Company's subsidiary and a third-party; and (2) the sale of 500,000 shares of the Company's $10 Series A Cumulative Convertible Preferred Stock pursuant to a Stock Purchase Agreement dated September 25, 1997 for an aggregate sales price of $5 million.

                                                     SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CROWN ENERGY CORPORATION
                                                 (Registrant)

                                        By:     /S/ James A Middleton
                                                ---------------------
                                        James A. Middleton
                                        Chief Executive Officer,
                                        Chairman of the Board of Directors

                                        Date: March 30, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                        Jay Mealey


                                                 /S/ Jay Mealey
                                                 --------------
                                        President, Chief Operating Officer and
                                        Director

                                        Date: March 30, 1998


                                        Richard S. Rawdin


                                                 /S/ Richard S. Rawdin
                                                 ---------------------
                                        Vice President, Director and Secretary


                                        Date: March 30, 1998

                            CROWN ENERGY CORPORATION

                                   STATEMENTS
                                   ----------


                                                                         PAGE


      Independent Auditors' Report of Pritchett, Siler & Hardy, P.C.      F-1

      Consolidated Balance Sheets, December 31, 1997 and 1996             F-2

         Consolidated Statements of Operations for the years ended
          December 31, 1997, 1996 and 1995                                F-4

         Consolidated Statements of Stockholders' Equity, for the years
          ended December 31, 1997, 1996 and 1995                          F-5

         Consolidated Statements of Cash Flows, for the years ended
          December 31, 1997, 1996 and 1995                                F-7

      Notes to Consolidated Financial Statements                          F-9

      Supplemental Information - Unaudited                               F-24

                            CROWN ENERGY CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995
































PRITCHETT, SILER AND HARDY, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

CROWN ENERGY CORPORATION

FINANCIAL STATEMENTS


CONTENTS




                                                                        PAGE
                                                                       ------

        -       Independent Auditors' Report                              1


        -       Consolidated Balance Sheets, December 31,
                        1997 and 1996                                   2 - 3


        -       Consolidated Statements of Operations, for the
                     years ended December 31, 1997, 1996 and
                                     1995 4


        -       Consolidated Statement of Stockholders' Equity,
                        for the years ended December 31, 1997, 1996
                        and 1995                                        5 - 6


        -       Consolidated Statements of Cash Flows, for the
                        years ended December 31, 1997, 1996 and
                        1995                                            7 - 8


        -       Notes to Consolidated Financial Statements              9 - 23


        -       Supplemental Information - Unaudited                   24 - 29

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
CROWN ENERGY CORPORATION
Salt Lake City, Utah


We have audited the accompanying consolidated balance sheets of Crown Energy Corporation at December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated financial position of Crown Energy Corporation as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.






/s/ Pritchett, Siler & Hardy, P.C.


Salt Lake City, Utah
March 5, 1997

CROWN ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS


                                                              December 31,
                                                        ------------------------
                                                            1997        1996
                                                        -----------  -----------

CURRENT ASSETS:
        Cash                                             $3,100,765   $  142,772
        Trade and other accounts receivable, net
                of allowance for doubtful accounts of
           $75,000 and $0 at 1997 and 1996                   10,808       30,379
        Other current assets                                177,416       72,780
                                                         ----------   ----------
                        Total Current Assets              3,288,989      245,931


PROPERTY AND EQUIPMENT, net                                   7,383        1,758

EQUITY INVESTMENT IN A LIMITED
  LIABILITY COMPANY                                       3,412,355         --

INVESTMENT IN OIL SAND PROPERTIES                              --      2,919,077

INVESTMENT IN OIL AND GAS PRODUCING
  PROPERTIES, full cost method                                 --      1,083,882

OTHER ASSETS                                                354,930      340,726
                                                         ----------   ----------
                                                         $7,063,657   $4,591,374
                                                         ----------   ----------


















The accompanying notes are an integral part of these financial statements

CROWN ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY


                                                              December 31,
                                                      -----------------------------
                                                           1997            1996
                                                      ------------     ------------

CURRENT LIABILITIES:
        Accounts payable                              $      9,535     $      2,663
        Other current liabilities                          124,981          225,322
        Current portion of long-term debt                     --            185,984
                                                      ------------     ------------
                        Total Current Liabilities          134,516          503,969

LONG-TERM DEBT, net of current portion                        --             60,845

LONG-TERM DEBT - related parties                              --            121,248

DEFERRED TAX LIABILITY                                        --            434,056
                                                      ------------     ------------
                        Total Liabilities                  134,516        1,120,118
                                                      ------------     ------------

STOCKHOLDERS' EQUITY:
        Preferred stock, $.005 par value,
          1,000,000 shares authorized, 500,000
                $10 series A Cumulative Convertible
                Shares issued and outstanding                2,500             --
        Common stock, $.02 par value,
          50,000,000 shares authorized,
          11,722,216 and 11,430,571 shares
          issued and outstanding at 1997 and
          1996                                             234,444          228,611
        Capital in excess of par value                  10,165,245        5,497,772
        Retained earnings (deficit)                     (3,473,048)
                                                      ------------     ------------
                        Total Stockholders' Equity       6,929,141        3,471,256
                                                      ------------     ------------
                                                      $  7,063,657     $  4,591,374
                                                      ------------     ------------










The accompanying notes are an integral part of these financial statements

CROWN ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

                                           For the Year Ended
                                               December 31,
                               --------------------------------------------
                                   1997            1996            1995
                               ------------    ------------    ------------
REVENUE:
   Oil and gas sales           $     86,781    $    224,855    $    213,526
                               ------------    ------------    ------------
        Total Revenue                86,781         224,855         213,526
                               ------------    ------------    ------------
EXPENSES:
Production costs
    and related taxes                54,653         137,340         132,641
General and administrative          775,544         551,401         432,655
Depreciation, depletion
  and amortization                   39,857          80,062          81,149
                               ------------    ------------    ------------
        Total Expenses              870,054         768,803         646,445
                               ------------    ------------    ------------
OPERATING (LOSS)                   (783,273)       (543,948)       (432,919)
                               ------------    ------------    ------------
OTHER INCOME (EXPENSE):
Interest and other income            35,451          20,589          11,880
Interest and other expense          (37,280)        (27,271)        (43,595)
Loss on sale of subsidiary         (801,461)           --              --
                               ------------    ------------    ------------
Total Other Income (Expense)       (803,290)         (6,682)        (31,715)
                               ------------    ------------    ------------
(LOSS) BEFORE INCOME TAXES       (1,586,563)       (550,630)       (464,634)

CURRENT TAX EXPENSE                    --              --              --

DEFERRED TAX (BENEFIT)             (434,056)       (129,044)       (231,025)
                               ------------    ------------    ------------
NET (LOSS)                     $ (1,152,507)   $   (421,586)   $   (233,609)
                               ------------    ------------    ------------

(LOSS) PER COMMON SHARE        $       (.11)   $       (.04)   $       (.03)
                               ------------    ------------    ------------

WEIGHTED AVERAGE SHARES          11,524,822      10,932,091       9,143,720
                               ------------    ------------    ------------











The accompanying notes are an integral part of these financial statements

CROWN ENERGY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                           Preferred             Common Capital
                             Stock               Stock in Excess
                       ------------------       -------------------       of Par      Retained
                       Shares      Amount       Shares       Amount       Value       Deficit         Total
                       ------      ------       ------       ------       -----       -------         -----

BALANCE,
 December
 31, 1994                --        $  --      8,991,217   $  179,823   $4,359,609   $(1,599,932)   $2,939,500

Shares
 issued for
 cash at
 $.35 and
 $.60 per
 share                   --           --        292,857        5,857      134,143          --         140,000

Shares
 issued for
 non-cash
 consideration
 at $.33 to
 $.76 per
 share                   --           --        195,273        3,905      102,029          --         105,934

Shares
 issued for
 non-cash
 consideration
 at $.28 and
 $.35 per
 share to
 related
 parties                 --           --        381,722        7,635      105,412          --         113,047

Net loss
 for the
 year ended
 December
 31, 1995                --           --           --           --           --        (233,609)     (233,609)
                   ----------   ----------   ----------   ----------   ----------    ----------    ----------
BALANCE,
 December
 31, 1995                --           --      9,861,069      197,220    4,701,193    (1,833,541)    3,064,872

Shares
 issued for
 cash at
 $.50 per
 share, net
 of placement
 costs of
 $65,000                 --           --        800,000       16,000      319,000          --         335,000

Shares
 issued for
 commissions             --           --         80,000        1,600       38,400          --          40,000

Shares
 issued for
 services at
 $.79 to
 $1.00 per
 share                   --           --        241,547        4,832      224,542          --         229,374

Shares
 issued for
 payment of
 note payable            --           --         47,955          959       22,637          --          23,596

Shares
 issued for
 cash at
 $.50 per
 share                   --           --        400,000        8,000      192,000          --         200,000

Net loss
 for the
 year ended
 December
 31, 1996                --           --           --           --           --        (421,586)     (421,586)
                   ----------   ----------   ----------   ----------   ----------    ----------    ----------
BALANCE,
 December
 31, 1996                --           --     11,430,571      228,611    5,497,772    (2,255,127)    3,471,256

Shares
 issued for
 non-cash
 consideration
 at $1.00 per
 share                   --           --         35,000          700       34,300          --          35,000

Shares
 issued for
 payables at
 $.86 per
 share                   --           --         10,000          200        8,406          --           8,606

Shares
 issued for
 payment of
 note payable            --           --         56,877        1,138       24,847          --          25,985

[Continued]

CROWN ENERGY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

[Continued]

                              Preferred                    Common                  Capital
                                Stock                       Stock                 in Excess
                       ---------------------       -----------------------         of Par          Retained
                       Shares         Amount       Shares           Amount          Value           Deficit           Total
                       ------         ------       ------           ------          -----           -------           -----

Shares
 issued upon
 conversion of
 convertible
 debentures at
 $.90 per
 share                   --             --          173,101           3,462         152,441            --            155,903

Cancellation
 of shares
 previously
 Issued                  --             --          (25,000)           (500)        (19,188)           --            (19,688)

Issuance
 of common
 stock upon
 exercise
 of stock
 options                 --             --           41,667             833            (833)           --               --

Preferred
 shares issued
 for cash
 at $10 per
 share, less
 offering
 cost of
 $530,000             500,000          2,500           --              --         4,467,500            --          4,470,000

Dividends
 on preferred
 stock                   --             --             --              --              --           (65,414)         (65,414)

Net loss
 for the
 year ended
 December
 31, 1997                --             --             --              --              --        (1,152,507)
                 ------------   ------------   ------------    ------------    ------------    ------------     ------------
BALANCE,
December
31,1997               500,000   $      2,500     11,722,216    $    234,444    $ 10,165,245    $ (3,473,048)    $ (6,929,141)
                 ------------   ------------   ------------    ------------    ------------    ------------     ------------






The accompanying notes are an integral part of these financial statements

CROWN ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       For the Year Ended
                                                           December 31,
                                            -----------------------------------------
                                                1997           1996           1995
                                            -----------    -----------    -----------
Cash Flows From
   Operating Activities:
Net (loss)                                  $(1,152,507)   $  (421,586)   $  (233,609)
                                            -----------    -----------    -----------
Adjustments to reconcile net (loss)
  to net cash used in operating
  activities:
Depreciation, Depletion
  and Amortization                               39,857         80,062         81,149
Loss on sale of subsidiary                      801,461           --             --
Non-cash (income) expense                       117,738        474,082         33,078
Changes in Assets and Liabilities:
(Increase) decrease in
   receivables                                  (12,529)         7,318            868
(Increase) decrease in
   other current assets                          35,464           --            4,875
(Increase) decrease in
   other assets                                   1,792       (102,981)       (33,325)
Increase (decrease) in
   accounts payable                             (78,576)      (151,651)       100,073
Increase (decrease) in
   other current liabilities                   (140,209)       (52,072)       205,654
Increase (decrease) in
   deferred tax liability                      (434,056)      (129,044)      (231,025)
                                            -----------    -----------    -----------
                                                330,942        125,714        161,347
                                            -----------    -----------    -----------
Net Cash (Used) by
  Operating Activities                         (821,565)      (295,872)       (72,262)
                                            -----------    -----------    -----------
Cash Flows From Investing Activities:
Purchase of property
   and equipment                                 (6,960)          --             --
Proceeds from sale of oil and
  gas investments                                75,000           --          150,000
Additions to mining properties                  (25,060)      (185,997)      (129,852)
Payment for reclamation deposit                (138,701)          --             --
Investment in oil
   sand joint venture                          (433,219)          --             --
                                            -----------    -----------    -----------
Net Cash (Used) Provided
  by Investing Activities                      (528,940)      (185,997)        20,148
                                            -----------    -----------    -----------
Cash Flows From Financing Activities:
Proceeds from notes payable                        --             --           20,000
Payments on notes payable                      (311,502)        (7,606)       (41,231)
Proceeds from convertible
   debentures                                   150,000           --             --
Net proceeds from issuance of
  preferred stock                             4,470,000           --             --
Net proceeds from issuance of
  common stock                                     --          535,000        140,000
                                            -----------    -----------    -----------
Net Cash Provided by
  Financing Activities                        4,308,498        527,394        118,769
                                            -----------    -----------    -----------
Net Increase (Decrease)
 in Cash and Cash
  Equivalents                                 2,957,993         45,525         66,655

Cash at Beginning of Year                       142,772         97,247         30,592
                                            -----------    -----------    -----------
Cash at End of Year                         $ 3,100,765    $   142,772    $    97,247
                                            -----------    -----------    -----------

[Continued]

CROWN ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS [Continued]


Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for
                                    1997            1996            1995
                                -----------     -----------     -----------
                Interest        $    27,131     $     7,744     $    7,616
                                -----------     -----------     -----------
                Income taxes    $      --       $      --       $     --
                                -----------     -----------     -----------

Supplemental Schedule of Non-cash Investing and Financing Activities: For the Year Ended December 31, 1997: The Company issued 41,667 shares of common stock upon the exercise of stock options in consideration for the individual canceling 83,333 stock options.

The Company issued 45,000 shares of common stock in payment of $43,606 in licensing fees and other accounts payable.

The Company issued 56,877 shares of common stock in payment of a promissory note and accrued interest totaling $25,985.

The Company issued 173,101 shares of common stock upon conversion of $150,000 in convertible debentures with accrued interest of $5,903.

For the Year Ended December 31, 1996:
The Company issued 241,547 shares of common stock in payment of $229,375 in consulting fees.

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




The accompanying notes are an integral part of these financial statements

CROWN ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Crown Energy Corporation ["PARENT"], is a Utah Corporation that is engaged in the mining, production and selling of asphalt products through its wholly owned subsidiary Crown Asphalt Corporation ["CAC"] and CAC's equity investment in a Limited Liability Company (See Note 3). The Company was previously engaged in the production and selling of oil and gas from leases it operated in the State of Utah through its previously owned subsidiary Gavilan Petroleum, Inc. ["Gavilan"].

Crown  Asphalt  Corporation  ["CAC"],   (formerly  BuenaVentura  Resources)  was
incorporated under the laws of the State of Utah on October 24, 1985.

Applied Enviro Systems, Inc. ["AES"], was incorporated under the laws of the State of Oregon. During 1993, AES discontinued its previous operations. AES currently is an inactive subsidiary.

Gavilan Petroleum, Inc. ["Gavilan"] was acquired by Parent in 1991. Gavilan was incorporated under the laws of the State of Utah and was sold on July 2, 1997 for $150,000. The sale was retroactive to June 1, 1997 and, accordingly, is accounted for in these financial statements (See Note 5).

During September, 1991, the Company incorporated a subsidiary Energy Technologies Corporation ["ETC"], a Utah Corporation, to acquire sell and develop oil and gas prospects and related technologies. The subsidiary never began operations and has remained inactive through December 31, 1997.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

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

Oil Sand Properties - The Company's investment in oil sand properties, including acquisition and development costs, were contributed for an equity investment in a Limited Liability Company (See Note 3). The Company regularly reviewed the carrying value of its investment in oil sand properties for impairment in accordance with SFAS No.121.

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

Intangible Assets - In connection with the acquisition of CAC, the Company recorded intangible assets in the amount of $250,000. These are included in other assets and are being amortized over seventeen years on a straight-line method. During 1997, 1996 and 1995, amortization expense of $14,706 was recorded.

Revenue Recognition - The Company's revenue comes primarily from the sale of oil and gas. Revenue from oil and gas sales is recognized when the product is transferred to the purchaser.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Loss Per Share - Effective for the year ended December 31, 1997 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," which requires the Company to present basic earnings per share and dilutive earning per share when the effect is dilutive. There was no effect on the financial statements for the change in accounting principle. [See Note 14]

Cash and Cash Equivalents - For purposes of the statements of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposits accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Long-Lived Assets - The Company adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets" effective January 1, 1996. This standard requires that the Company review the valuation of certain long-lived assets, such as property, plant and equipment, equity investments, certain identifiable intangibles, and goodwill related to those assets, and that an impairment loss be recorded whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. It is the Company's policy to reduce the carrying value of its investment if the estimated future cash flows from the investment falls below the current carrying value of the assets. No reduction has been recorded in the current year. The adoption of SFAS No. 121 did not have a material effect on the Company's financial statements.

CROWN ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation as of December 31:
                                             1997        1996
                                           --------    --------
Furniture and office equipment             $ 73,506    $ 66,546
Less:  accumulated depreciation             (66,123)    (64,788)
                                           --------    --------
     Total                                 $  7,383    $  1,758
                                           --------    --------

Depreciation expense charged to operations was $1,355, $4,024 and $4,805, in 1997, 1996 and 1995, respectively.

NOTE 3 - EQUITY INVESTMENT IN LIMITED LIABILITY COMPANY

In August, 1997, the Company through its wholly owed subsidiary CAC entered into a Limited Liability Company, Crown Asphalt Ridge, LLC ["CAR"], with MCNIC Pipeline and Processing Company ["MCNIC"] for the purpose of developing, mining, processing, and marketing asphalt, performance grade asphalt, diesel fuel, hydrocarbons, bitumen, asphaltum, minerals, mineral resources and other oil sand products. During the year ended December 31, 1997, the Company contributed cash of $433,219 and the right to their oil sand properties and a license agreement, which allows the Company to use certain patented oil extraction technology and oil sand property leases, with a book value of $2,919,077 to CAR. The Company is estimating to contribute an additional $3,942,000 of which $3,500,000 is expected to be contributed through certain equipment leases on mining equipment. These contributions to CAR are in exchange for an equity investment. MCNIC and the Company will initially own shares of 75% and 25%, respectively, in the profits, losses and obligations of the CAR. Once the initial plant is built by CAR and the economic operations of CAR are successful to the extent of paying out specific returns to MCNIC as described within the operating agreement then CAC's interest in CAR will increase to 50%. The excess of the Company's investment in CAR over its share in the related underlying equity in net assets (approximately $2,500,000) will be amortized on a straight-line basis over a period of 20 years when the production plant is completed and placed in operation. In addition, the Company made advances to CAR in the form of prepaid royalties in the amount of $108,000 recorded as other current assets and $24,902 recorded as other assets. During the year ended December 31, 1997, CAR entered into an engineering, construction and procurement agreement to construct a $16,000,000 mining and production plant, which is projected to be completed and producing during 1998. The Company's ability to realize its equity investment in CAR is dependent upon CAR successfully constructing and operating a full scale production plant. In connection with CAR acquiring the rights to use patented oil extraction technology, CAR will be required to pay royalties of 2% to 5% based on future revenues after certain production costs and taxes.

CROWN ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - EQUITY INVESTMENT IN LIMITED LIABILITY COMPANY [Continued]

The following sumarizes the separate financial information of CAR at December 31, 1997:
                                1997
                           -------------

Current assets               $   47,530
Non-current assets            4,937,684
Current liabilities             812,293
Non-current liabilities            --
Net equity                    4,172,921
Revenues                     $     --
Costs and other deductions         --
Net earnings                       --
                             ----------

NOTE 4 - OIL SAND PROPERTIES

The Company's investment in oil sand properties at December 31, 1996 included approximately $2,400,000 in acquisition costs from the business acquisition of CAC during 1992. The Company has also capitalized approximately $500,000 in additional acquisition and development costs related to the properties through December 31, 1996. During 1997, the Company capitalized approximately $100,000 in additional acquisition and development costs. The Company's investment in oil sand properties of $2,919,077 were contributed to acquire an equity interest in CAR (See Note 3).

NOTE 5 - OIL AND GAS PROPERTIES

Upon placing oil and gas properties and productive equipment in use, the unit-of-production method, based upon estimates of proven developed and undeveloped reserves, is used in the computation of depletion. Depletion expense for the years ended December 31, 1997, 1996 and 1995 amounted to $23,817, $61,332, and $61,638, respectively. Because the Company has elected to value its properties under the "full cost" method of accounting for oil and gas properties, it has a maximum allowance value which is related to the underlying oil and gas reserves. Where the capitalized value of its properties exceeds the fair market value of the oil and gas reserves, the Company is required to adjust the value of properties to the cost center ceiling [See Note 1] by increasing the valuation allowance. The Company did not record a valuation adjustment for the years ended December 31, 1997, 1996, or 1995.

During 1995, the Company sold certain oil and gas interests for total proceeds of $150,000. The interests which were sold were not a significant portion of the overall full cost pool and consequently the proceeds were recorded as a reduction to the full cost pool. On July 2, 1997, the Company sold Gavilan Petroleum, Inc. with all the remaining oil and gas interests for $150,000. The sale was retroactive to June 1, 1997. The Company received $25,000 down and accepted a note receivable of $125,000. At December 31, 1997 there was a remaining balance of $75,000 on the note.

CROWN ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LONG TERM DEBT

The following is a summary of long-term debt as of December 31:

                                              1997    1996
                                             ------  ------
9% Note payable to an officer, director and
shareholder,  due July 1, 1998. [See Below]   $ -    $41,833

9% Note payable to an officer, director and
share-holder,  due July 1, 1998.                -     58,197

Payable to various  parties in connection
with  foreclosed Oil & Gas properties
for production taxes and royalties payable.
[See Below]                                     -     65,139

10% Loan payable to an individual, maturing
June, 1997,  Secured by trust deeds on oil
and gas properties. [See Below]                 -     15,282

10% Unsecured note payable to individual,
due on demand.                                  -     20,706

9% Note payable to an officer, director and
shareholder, due July 1, 1998.                  -     21,218

Unsecured debentures to individuals, Interest
at 6%, due January 1, 1997. [See Below]         -     74,600

18% Note payable to corporation due
November 1, 1997.                               -     71,102
                                            -------  -------
                                                -    368,077
Less:  Current Portion                          -   (185,984)
                                            -------  -------
                                            $   -   $182,093
                                            -------  -------

During July, 1997, the Company issued a $150,000 9% convertible debenture which matured November 13, 1997. The debenture was converted into 173,101 shares of the Company's common stock, valued at $.901 per share, which was 65% of the average closing bid price for the ten days prior to the date of conversion.

During 1996, the Company converted accounts payable of $78,708 into a note payable with interest accruing at 18%. The note provided for monthly payments of $8,000 and matures on November 1, 1997. During 1997, the Company converted accounts payable of $18,930 into the note payable and paid off the notes together with $8,620 in accrued interest.

On December 31, 1996 the Company converted accrued interest of $3,562, $4,956 and $1,807 on notes payable to officers and directors to principal bringing the balance outstanding on the notes to $41,833, $58,197 and $21,218, respectively. During 1997, the Company paid off the respective notes together with accrued interest of $3,284, $4,125 and $1,666 respectively.

CROWN ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LONG TERM DEBT [Continued]

During February, 1995, the Company borrowed $20,000 on an 18% note payable from an individual who is an officer, director and shareholder of the Company with three monthly payments of $3,000 beginning February 28, 1995 with the remaining principal and interest due May 31, 1995. The note was paid in full during 1995.

During November 1995, the Company converted deferred salaries of $34,750 and their related accrued interest of $3,521 payable to an officer, director and shareholder of the Company into a Note Payable.

During June, 1994, the Company raised $65,000 through the sale of partial units of an Unsecured Debenture in a private placement. The Company had offered up to twelve $50,000 units in the offering which expired September 30, 1994. Each unit consisted of a promissory note for $50,000 due on or before January 1, 1996, plus 12,500 shares of the Company's Common Stock. The promissory notes accrue interest at 6% per year payable at maturity. During 1995 the Company, at its option, extended the due dates of the notes to January 1, 1997 by issuing 3,250 shares of common stock to their holders. The debentures were paid off during 1997 together with accrued interest of $7,468.

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

NOTE 7 - COMMON STOCK TRANSACTIONS

Common Stock Issuances - During 1997, the Company issued 56,877 shares of restricted common stock in payment of $25,985 in notes payable. The Company also issued 173,101 shares of common stock upon conversion of a $150,000 debenture with related accrued interest of $5,903. [See Note 6]

During 1997, the Company also issued 10,000 and 35,000 shares of common stock in payment of $8,606 in accounts payable and $35,000 in oil sand extraction licensing fees. The Company also canceled 25,000 previously issued shares valued at $19,688.

During February, 1996, the Company successfully completed a private placement of 800,000 shares of restricted common stock for $400,000. In connection with the private placement, the Company issued 80,000 shares of restricted common stock in commissions.

During 1996, the Company issued 51,547 shares of restricted common stock in payment of a $50,000 finders fee included in accounts payable, 10,000 shares of restricted common stock in connection with the renegotiations of oil sand leases, 50,000 shares of common stock in payment of accrued liabilities, and 130,000 shares of common stock in payment of consulting and engineering work performed.

During 1996, the Company issued 47,955 shares of restricted common stock in payment of $23,596 in notes payable.

On November 7, 1996, the Company sold 400,000 shares of restricted common stock in a private placement offering at $.50 per share. Total proceeds amounted to $200,000.

CROWN ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - COMMON STOCK TRANSACTIONS [Continued]

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

During 1995, the Company issued 381,722 shares of restricted common stock to officers and employees of the Company in payment of $103,500 of deferred salaries and related accrued interest of $9,547. Also during 1995, the Company issued 3,250 shares of restricted common stock to the purchasers of the Company's unsecured debenture. [See Note 6]


Stock Options and Warrants - As of December 31, 1997 the Company has the following options outstanding to purchase common stock:

                         Number
  Number      Exercise  of Shares
 of Shares     Price    Exercised  Vesting Date          Expiration Date

(A) 250,000    $ .60       -       July 5, 1993           May 30,  2000
(A) 250,000    $ .60       -       July 5,  1994          May 30,  2000
(A) 250,000    $ .60       -       July 5, 1995           May 30,  2000
(A) 300,000    $ .56       -       May 31, 1995           May 30,  2000
(B)  25,000    $ .56       -       May 31,  1995          May 30,  2005
(C) 444,444    $ .56       -       November 5, 1997       May 30,  2000
(D)  25,000    $ 1.00      -       September 10, 1993     May 30, 2000
(E) 183,750    $ .75       -       April 23, 1995         April 23, 2000
(F) 300,000    $ .66       -       January 29, 1996       January  9, 2001
(G) 450,000    $ 1.62      -       See Below              November 1, 2007
(H) 100,000    $ 1.00      -       September 24, 1997     September 24,2002

   -----------
  2,578,194
   -----------

(A)  Options issued to three of the Company's officers.
(B)  Options issued to a consultant of the Company.
(C) Options issued to three of the Company's officers vesting contingent on the Company obtaining financing.
(D)  Options issued to an employee.
(E) Warrants issued to an organization [See Note 13], to purchase one share of the Company's common stock per warrant. The warrants vest on issuance and are exercisable for seven years after their issuance.
(F)  Options issued to one of the Company's officers.
(G) Options issued to an officer of the Company in connection with an employment agreement. The first 150,000 options vest on the execution of the agreement and when the Company's average stock price for a 30 day period exceed $2.00; the second and third 150,000 options vest on the first and second anniversary dates and when the average market price exceeds $3.00 and $4.00, respectively.
(H) Warrants to an organization to purchase one share per warrant. Warrants are exercisable for a five year period.

CROWN ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - COMMON STOCK TRANSACTIONS [Continued]


During the periods presented in the accompanying financial statements the Company has granted options to employees . The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1997, 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below:

                                    1997            1996           1995
                                ------------    ------------   -------------
Net Loss        As reported     $ (1,152,507)   $   (421,586)  $   (233,609)
                Proforma        $ (1,166,606)   $   (428,760)  $   (248,698)

Loss per Common Share
           As reported          $       (.10)   $       (.04)  $       (.03)
                Proforma        $       (.10)   $       (.04)  $       (.03)

The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the period ended December 31, 1997, 1996 and 1995 risk-free interest rates of 5.9%, 5.5% and 6.3% expected dividend yields of zero, expected life of 10, 6.1 and 5.6 years, and expected volatility 111%, 110% and 99%.

A summary of the status of the options granted to employees at December 31, 1997, 1996 and 1995 and changes during the periods then ended is presented in the table below:

                         Year Ended          Period Ended       Period Ended
                     December 31, 1997     December 31, 1996  December 31, 1995
                  ----------------------  ------------------- -----------------
                               Weighted              Weighted          Weighted
                               Average               Average           Average
                               Exercise              Exercise          Exercise
                  Shares        Price     Shares      Price   Shares    Price
                  ------        -----     ------      -----   ------    -----
Outstanding
 at beginning
 of period       1,860,444         .60  1,560,444      .59    782,000      .61
Granted            450,000    $   1.62    300,000      .66    778,444      .56
Exercised             --           --       --         --        --        --
Forfeited          (16,000)   $    .51      --         --        --        --
Canceled              --           --       --         --        --        --
                ----------    --------  ---------   ------  ---------   ------
Outstanding
 at end of
 Period          2,294,444         .80  1,860,444      .60  1,560,444      .59
                ----------    --------  ---------   ------  ---------   ------
Weighted
 average
 fair value
 of options
 granted           450,000         .12    300,000      .04   778,444      .03
                ----------    --------  ---------   ------ ---------   ------

CROWN ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - COMMON STOCK TRANSACTIONS [Continued]

A summary of the status of the options outstanding to employees at December 31, 1997 is presented below:

         Options Outstanding                 Options Exercisable
 -------------------------------------       ----------------------
                             Weighted-
                             Average    Weighted-            Weighted-
 Range of                   Remaining    Average             Average
 Exercise       Number     Contractual  Exercise  Number     Exercise
  Prices      Outstanding     Life       Price   Exercisable  Price
-----------   -----------  -----------  -------- ----------- ---------
$ .56 - .60    1,519,444        2.4       .58     1,091,000        .58
$ .66            300,000        4.0       .66       300,000        .66
$1.00             25,000        2.4      1.00        25,000       1.00
$1.62            450,000        9.8      1.62             -          -
-----------   -----------  -----------  -------- ----------- ---------
$ .56 - $1.62  2,294,444                  .80     1,416,000        .60

Preferred Stock - The Company is authorized to issue 1,000,000 preferred shares, par value $.005 per share. The preferred shares may be issued by the Board from time to time in one or more issues and with such serial designations as may be stated or expressed in its resolution providing for the issuance of such shares. There were no series of preferred stock designated issued or outstanding at December 31, 1996.

Preferred Stock Issuance - On November 4, 1997, the Company completed the sale of 500,000 shares of its Series A Cumulative Convertible Preferred Stock
("Series A Preferred Stock") pursuant to a stock purchase agreement dated September 25, 1997 for an aggregate sales price of $5,000,000. The Series A Preferred are convertible at the option of its holder into 24% of the common stock of the Company. Dividends shall accrue on the outstanding Series A Preferred shares at the rate of 8% per annum and may be paid through cash or common shares of the Company at the option of the holder. Subject to the holder's right to convert the Series A Preferred, the Company may redeem the Series A Preferred at any time from the date on which it is issued at a percentage of the Series A Preferred's stated value ($10) which will vary depending on when the Company exercises such right. The Holder of the Series A Preferred may also require the Company to redeem the Series A Preferred under certain circumstances after the eighth anniversary of the Series A Preferred's issuance. The holders of the Series A Preferred shall have the right, but shall not be obligated, to appoint 20% of the Company's board of Directors. In addition, the Holder will have certain voting rights upon any attempt by the Company to alter the rights and preferences of the Series A Preferred, authorize any security having liquidation preference, redemption, voting or dividend rights senior to the Series A Preferred, increase the number of Series A
Preferred, reclassify its securities or enter into specified extraordinary events. All voting rights of the Series A Preferred expire upon the issuance by the Company of its notice to redeem such shares. The shares of common stock issuable upon conversion of the Series A Preferred is subject to adjustment upon the issuance of additional shares of the Company's common stock resulting from stock splits, share dividends and other similar events as well as upon the issuance of additional shares or options which are issued in connection with the Company's equity investment (See Note 3) or as compensation to any employee, director, consultant or other service provider of the Company or any subsidiary, other than options to acquire up to 5% of the Company's common stock at or less than fair market value.

CROWN ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - COMMON STOCK TRANSACTIONS [Continued]

Common Stock Warrant - Upon the fifth anniversary of the issuance of the preferred stock the Company will issue a warrant to the holder of the preferred stock. The warrant will become exercisable, at $.002 per share, into a number of common shares of the Company equal to (a) ($5,000,000 plus the product of (i) ($5,000,000 multiplied by (ii) 39%multiplied by (iii) 5 (the 39% internal rate of return)))[14,750,000], minus (b) the sum of (i) all dividends and other distributions paid by the Company on the preferred stock or on the common stock received upon conversion of the preferred stock plus (ii) the greater of the proceeds from the sale of any common stock received by the holder upon the conversion of the preferred stock prior to the fifth anniversary date or the Terminal value (as defined below) of such common stock sold before the fifth anniversary plus (iii) the Terminal Value of the preferred stock and common stock received upon conversion of the preferred stock then held, divided by (c) the Fair Market Value of the Company's common stock on a weighted average basis for the 90 days immediately preceeding the fifth anniversary date of the issuance of the preferred stock. Terminal Value is defined as the (x) sum of (i) the shares of common stock into which the preferred stock then held is convertible, plus (ii) shares of common stock received upon conversion of preferred stock, multiplied by (y) the fair market value of the Company's common stock on a weighted average basis for the 90 days immediately preceeding the fifth anniversary date of the issuance of the preferred stock. The warrants will expire in 2007.

Stock Option Plan - On September 2, 1997, the Board of Directors of the Company adopted and on October 21, 1997 the stockholders approved, the 1997 Stock Option Plan. The plan provides for the granting of awards of up to 2,000,000 shares of common stock to key employees, officers, directors, and consultants. The awards consist of non-qualified stock options. Awards under the plan will be granted as determined by the board of directors. At present 450,000 options have been granted under the plan.

NOTE 8 - LEASES

Operating Leases - The Company leases its current office facility on an operating lease which expires in September, 2001. During 1997 the Company entered into a sublease for additional office space which expires in September 2001.

The future minimum lease payments for non-cancelable operating leases as of December 31, 1997 are as follows:

            Year ending
           December 31   Amount
            ---------   ----------
                1998        53,510
                1999        56,374
                2000        59,245
                2001        46,063
                2002             -
                        ----------
                TOTAL   $  215,192
                        ----------

Lease expense charged to operations was $36,437, $31,778, and $28,699 for the years ended December 31, 1997, 1996 and 1995.

CROWN ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - INCOME TAXES

The Company adopted Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes [FASB 109] during Fiscal 1993. FASB 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 1997 and 1996, the total of all deferred tax assets were $1,317,846 and $908,156 and the total of the deferred tax liabilities were $0 and $1,342,212. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events. The Company has established a valuation allowance of $1,317,846 and $0 for the years ended December 31, 1997 and 1996. The change in the valuation allowance during the years ended December 31, 1997 and 1996 was $1,317,846 and $0, respectively.

The Company has available at December 31, 1997, unused tax operating loss carryforwards of approximately $3,200,000 which may be applied against future taxable income and expire in varying amounts beginning in 1997 through 2012. The Company also has unused capital loss carryforwards of approximately $360,000 which may be applied against future taxable income and expire in 2003.

The components of income tax expense from continuing operations for the years ended December 31, 1997, 1996 and 1995 consist of the following:

                                                            December 31,
                                              ----------------------------------------
                                                 1997           1996          1995
                                              ----------     ----------   ------------
Current income tax expense:
  Federal                                     $        -    $         -    $         -
  State                                                -              -              -
                                              ----------     ----------    -----------
Net current tax
expense (benefit)                             $        -    $         -    $         -
                                              ----------     ----------    -----------

Deferred tax expense (benefit) arising from:

Excess of book over tax
  basis depletion in oil
  & gas properties                           $  (373,833)   $      (323)   $   (61,983)
Excess of book over tax
  basis depletion in oil
  sand properties                               (968,283)        43,917        (54,799)
Excess tax over book basis
  depreciation                                      (122)          (161)          (423)
Capital loss carryforwards                      (133,144)          --             --
Net operating loss carryforwards                (276,520)      (172,477)      (113,820)
Increase (decrease in
  valuation allowance)                         1,317,846           --             --
                                             -----------    -----------    -----------
Net deferred tax
 expense (benefit)                           $  (434,056)   $  (129,044)   $  (231,025)
                                             -----------    -----------    -----------

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

CROWN ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES [Continued]

A reconciliation between income tax expense at the federal statutory rate to income tax expense at the Company's effective rate is as follows:

                                                               December 31,
                                                ------------------------------------------
                                                    1997           1996           1995
                                                ------------   ------------   ------------
Computed tax at the expected
  federal statutory rate, 34%                   $  (539,431)   $  (187,214)   $  (157,976)
State income taxes, net of
  federal income tax benefits                       (47,597)       (16,519)       (13,939)
Excess of book over tax basis
  depletion in oil & gas properties                (201,624)        20,193        (49,884)
Excess of book over tax basis
  depletion in oil sand properties                 (968,283)        40,521        (60,516)
Other                                                 5,033         13,975         51,290
Valuation allowance                               1,317,846           --             --
                                                -----------    -----------    -----------
Effective income tax rates                      $  (434,056)   $  (129,044)   $  (231,025)
                                                -----------    -----------    -----------

The temporary differences gave rise to the following deferred tax asset (liability) at December 31, 1997 and 1996:

                                        1997         1996
                                     ----------   ----------
NOL carryforwards                    $1,184,675   $  908,156
Capital loss carryforward               133,144         --
Excess of tax over book accounting
  depreciation                               27          (95)
Excess of book over tax basis
  in oil and gas properties                --       (373,833)
Excess of book over tax basis
  in oil sand properties             $     --     $ (968,284)

The deferred taxes are reflected in the consolidated balance sheet for the years ended December 31 1997 and 1996 as follows:

                                 1997           1996
                              ----------     ---------
Short term asset (liability)  $      -       $       -
Long term asset (liability)   $      -       $(434,056)

CROWN ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - RELATED PARTY TRANSACTIONS

A current shareholder and officer of the Company has made loans to the Company or its subsidiaries. At December 31, 1996, $58,197 was owing to the officer/shareholder on a 9% note. The note was paid in full in November 1997. During the year ended December 31, 1997 and 1996 the Company recorded interest expense of $4,125 and $4,956 in connection with the note.

During 1995, the Company issued 381,722 shares of restricted common stock to officers of the Company for deferred salaries of $103,000 and their related accrued interest of $9,547. Also during 1995, the Company converted deferred salaries of $34,750 and their related accrued interest of $3,521 to a $38,271 note payable bearing interest at 9% per annum. The note was paid in full together with accrued interest of $6,846, during 1997.

During May, 1995, the Company issued 300,000 options to purchase common stock at $.5625 per share to directors and officers of the Company.

Accounts payable at December 31, 1997 and 1996 includes $635 and $27,429 in legal fees owing to a law firm in which a shareholder and former officer of the Company is a partner. During 1995, the Company paid $33,092 to the law firm through the issuance of 47,273 shares of common stock.

An officer/shareholder originally advanced $15,000 to the Company during 1993. The underlying note payable provides for interest at 9% per annum. The balance outstanding at December 31, 1996 was $21,218. The note was paid in full during 1997 together with accrued interest of $1,666.

NOTE 11 - LITIGATION

The Company may become or is subject to investigation, claim or lawsuits ensuing out of the conduct of its business, including those related to environmental, safety and health, commercial transactions etc. The Company is currently not aware of any such items which it believes could have a material adverse affect on its financial position.

NOTE 12 - CONCENTRATION OF CREDIT RISKS

The Company sold substantially all of its oil production to one purchaser for the fiscal years ending December 31, 1997, 1996 and 1995. The oil sand property leases held by the Company during 1996 and contributed into CAR during 1997 are all located in eastern Utah.

CROWN ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - AGREEMENTS

The Company entered into an employment agreement, effective November 1, 1997 with a director and officer of the Company. The agreement covers the three year period ending December 31, 2000, with the option to extend the agreement through December 31, 2002. The agreement includes a base salary of $150,000 subject to increase as of November 1 of each year provided that the Company achieves positive cash flows from operations before interest, debt service, taxes, depreciation, amortization, extraordinary and non-recurring items and dividends. The annual base salary will increase to $180,000 on November 1, 1998, $210,000 on November 1, 1999 and should the term be extended, the annual base salary, should increase 20% effective January 1, 2001 and each successive year thereafter. In addition to the base salary, the director and officer is entitled to receive a bonus for each fiscal year of the agreement provided certain earnings levels are obtained or the underlying price of the Company's stock increases to determined levels. If the earnings per share of the Company, for the year ended December 31, 1998, is positive the director and officer shall be paid a bonus of 50% of his base salary. For each subsequent year, if the earnings per share is positive and increase from the preceeding fiscal year, the director and officer shall be paid a bonus of 20% of the applicable EPS bonus payment for each $.01 per share increases, provided that in no event shall the EPS bonus for any fiscal year exceed the EPS bonus payment applicable. In addition, the director and officer shall be paid a bonus if the average bid price for the Company's common stock for all of the trading days in the month of October in each applicable year exceeds $1.62, $2.62 and $3.62 for the years ending December 31, 1998, 1999, and 2000. The director and officer for each applicable year shall be paid a bonus equal to 10% of the base salary for each $.20 increase in the average stock price over the predetermined levels. In the event the stock price exceeds the determined levels, the director and officer shall receive a bonus equal to the pro rata portion of the stock bonus payment for additional increases which are less than $.20. In addition to the bonuses the director and officer shall be granted an option to purchase 450,000 shares of the Company's common stock at an exercise price of $1.62 per share.

The Company entered into an employment agreement, effective January 26, 1996 with the Chief Executive Officer and Chairman of the Board of Directors of the Company. The agreement covers the three year period ending February 26, 1999, with the option to extend the agreement through February 26, 2001. The agreement includes a base salary of 5% of the Company's net profits from operations before depletion, depreciation, tax credits, and amortization, but after interest expense on debt; not to exceed $1,000,000 per year. The agreement also calls for the Company to grant 300,000 stock options to purchase the Company's restricted Common Stock at $.66 per share and an additional 75,000 options for each year of Executive Employment which is completed after funding is achieved. Additionally, other benefits are provided including participation in certain insurance, vacation and expense reimbursements. As of December 31, 1995, the Company had accrued a $50,000 finders fee in connection with the new employment agreement. The fee was paid in February 1996, through the issuance of 51,547 shares of restricted common stock.

CROWN ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - AGREEMENTS [Continued]

During April, 1995 the Company entered into an agreement with an organization to perform professional, technical and project development services in connection with the planned oil sand processing facility, to identify potential investors for the project financing and to assist the Company in negotiating and closing project financing terms and agreements. The terms of the agreement provided for the Company to pay to the organization monthly amounts of $5,000 in cash or $7,500 in common stock of the Company and to issue monthly 15,000 warrants to purchase one share per warrant of the Company's common stock at $.75 per share. These warrants are exercisable for seven years after their issuance. These warrants allow the organization to purchase one common share of the Company's stock at $1.00 per share and are exercisable for a period of seven years from the date of issuance. A total of 183,750 warrants valued at $9,665 were issued under the agreement. The agreement was terminated during 1997.

NOTE 14 - EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended December 31, 1997, 1996 and 1995:

                                  For the years Ended December 31,
                            --------------------------------------------
                                 1997           1996           1995
                            ------------    ------------    ------------
Income from continuing
  operations applicable
  to common stock           $  1,152,507)   $   (421,586)   $   (233,609)

Less: preferred dividends        (65,414)           --              --
                            ------------    ------------    ------------
Income available to
  common stockholders
  used in Earnings
  per share                 $ (1,217,921)   $   (421,586)   $   (233,609)
                            ------------    ------------    ------------
Weighted average number
  of common shares used
    in earnings per share
  outstanding during
  the period                  11,524,822      10,932,091       9,143,720
                            ------------    ------------    ------------

Dilutive earnings per share was not presented as its effect is anti-dilutive. The Company had at December 31, 1997, 1996 and 1995 options and warrants to purchase 2,103,194, 1,835,444 and 1,535,444 shares of common stock , respectively, at prices ranging from $.40 to $1.96 per share, that were not included in the computation of diluted earnings per share because their effect was anti-dilutive (the options exercise price was greater than the average market price of the common shares). The Company also has preferred stock outstanding at December 31, 1997 which is convertible into approximately 4,334,340 shares of common stock that was not included in the computation of diluted earnings per share as its effect was anti-dilutive.

NOTE 15 - SUBSEQUENT EVENTS

Subsequent to the year ended December 31, 1997 officers and directors of the Company exercised 946,296 options to purchase common stock for $549,166 in notes receivable. The notes bear interest at 8% and are payable on or before Jan 2, 2003.

On February 17, 1998, Energy Technologies Corporation a subsidiary of the company changed its name Crown Asphalt Products Company.

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

The oil and gas reserve information presented in the following tables as of December 31, 1997, 1996 and 1995 is based upon reports of petroleum engineers and management's estimate. All reserves presented are proved reserves, all of which are located within the United States, and are defined as estimated quantities which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Such reserves are estimates only and should not be construed as exact amounts. The Company does not have proved reserves applicable to long term supply agreements with foreign governments.

CROWN ENERGY CORPORATION

SUPPLEMENTAL INFORMATION

[Unaudited]

OIL AND GAS PRODUCING ACTIVITIES [Continued]

Changes in Net Proved Reserves

[Volumes in Thousands]




                                      1997                 1996           1995
                               -----------------     --------------- ---------------
                                 Oil       Gas         Oil      Gas    Oil     Gas
                               (MBbls)    (MMcf)     (MBbls)  (MMcf) (MBbls)  (MMcf)
                               -------    ------     -------  ------ -------  ------
Estimated quantity at
  beginning of period             823         -         774      -     871       -
Revisions of previous
  estimates                         -         -          58      -       3       -
Discoveries and extensions          -         -           -      -       -       -
Purchase of reserves
  in place                          -         -           -      -       -       -
Production                         (4)        -          (9)     -     (10)      -
Sale/disposal of reserves
  in place                       (819)        -           -      -     (90)      -
                               -------    ------     -------  ------ -------  ------


Estimated quantity at
  end of period                     -         -         823      -     774       -
                               -------    ------     -------  ------ -------  ------


Proved developed reserves:
  Beginning of period              68         -          51      -     151       -
  End of period                     -         -          68      -      51       -
                               -------    ------     -------  ------ -------  ------


Company's proportional
        interest in reserves
        of investees accounted
        for by the equity
        method - end of year        -         -           -      -       -       -
                               -------    ------     -------  ------ -------  ------

CROWN ENERGY CORPORATION

SUPPLEMENTAL INFORMATION

[Unaudited]

OIL AND GAS PRODUCING ACTIVITIES [Continued]

Costs Incurred in Oil and Gas Property Acquisition,
Exploration and Development Activities


                                                         December 31,
                                         -------------------------------------------
                                             1997            1996           1995
                                         -----------     -----------     -----------
                                                  [In Thousand of Dollars]
Acquisition of properties:
Undeveloped leases                       $        --     $        --     $        --
Proved producing leases                                           --              --
Exploration costs                                                 --              --
Development costs                                                 --              --
                                         -----------     -----------     -----------

Total Additions to Oil and Gas
  Properties                                      --     $        --     $        --
                                         -----------     -----------     -----------

Company's share of equity method
  investees' costs of property
  acquisition, exploration and
  development costs                      $        --     $        --     $        --
                                         -----------     -----------     -----------

Capitalized Costs Relating to Oil and Gas Producing Activities

Capitalized costs as of the end of the
  period: [In thousands of dollars]
Proved properties                        $        --     $     2,196     $     2,196
Unproved properties                               --              --              --
                                         -----------     -----------     -----------

Total Capitalized Costs                           --           2,196           2,196
Less:  accumulated depreciation and
  depletion                                       --           1,112           1,051
                                         -----------     -----------     -----------

Net Capitalized Costs                    $        --     $     1,084     $     1,145
                                         -----------     -----------     -----------

Company's share of equity method
  investees' net
 capitalized costs                       $        --     $        --     $        --
                                         -----------     -----------     -----------

CROWN ENERGY CORPORATION

SUPPLEMENTAL INFORMATION

[Unaudited]

OIL AND GAS PRODUCING ACTIVITIES [Continued]

Results of Operations for Producing Activities

                             December 31,
                    -------------------------------
                            1997    1996     1995
                      --------   -------   ------
                                            [In Thousand of Dollars]

Oil and gas sales                            $  77    $ 214    $ 197
Production costs                                55      137      128
Exploration costs                               --       --       --
Depreciation and depletion                      24       61       62
                                             -----    -----    -----
Income (loss) from operations                   (2)      16        7
Income tax benefit (expense)                     1       (6)      (3)
                                             -----    -----    -----
Results of Operations from Producing
  Activities [Excluding Corporate Overhead
  and Interest Costs]                           (1)      10        4
                                             -----    -----    -----
Company's share of equity method
  investees' results of operations
  for producing activities                      --       --       --
                                             -----    -----    -----

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

SUPPLEMENTAL INFORMATION

[Unaudited]

OIL AND GAS PRODUCING ACTIVITIES [Continued]

Standard Measure of Discounted Future Net Cash Flows
Relating to Proved Oil and Gas Reserves

The following table sets forth the standardized measure of discounted future net cash flows from projected production of the Company's proved oil and gas reserves:


                                               December 31,
                                     --------------------------------
                                          1997      1996      1995
                                        -------   -------   -------
                                         [In Thousand of Dollars]

Future reserves                        $   --     $17,510   $13,925
Future production and development
  costs                                    --      12,324    10,403
Future income tax expenses                 --        --        --
                                       --------   -------   -------

Future net cash flows                      --       5,186     3,522
Discount to present
 value at 10 percent                       --       3,325     2,256
                                       --------   -------   -------

Standardized measure of discounted
  future net cash flows                $   --     $ 1,861   $ 1,266
                                       --------   -------   -------

Company's share of equity method
  investees' standardized measure of
  discounted future
 net cash flows                        $   --     $  --     $  --
                                       --------   -------   -------

CROWN ENERGY CORPORATION

SUPPLEMENTAL INFORMATION

[Unaudited]

OIL AND GAS PRODUCING ACTIVITIES [Continued]

Standard Measure of Discounted Future Net Cash Flows
Relating to Proved Oil and Gas Reserves

The following table sets forth the changes in standardized measure of discounted future net cash flows:


                                                December 31,
                                      --------------------------------
                                         1997       1996       1995
                                       --------   --------   --------
                                          [In Thousand of Dollars]

Balance at
 beginning of period                    $ 1,861    $ 1,266    $ 1,506
Sales of oil and gas
 net of production  costs                   (22)       (77)       (69)
Changes in prices and costs                --        1,083        571
Changes in quantity estimates and
  timing of production                     --         (411)      (509)
Acquisition of reserves in place           --         --         --
Current year discoveries, extensions
  and improved recoveries                  --         --         --
Estimated future development and
  production costs related to current
  year acquisitions, discoveries,
  extensions and improved recoveries       --         --         --
Net change in income taxes                 --         --         --
Sales of reserves in place               (1,839)      --         (233)
Accretion of discount                      --         --         --
Other - change in ten percent
  discount                                 --         --         --
                                        -------    -------    -------
Balance at End of Period                $  --      $ 1,861    $ 1,266
                                        -------    -------    -------