Form 10-K/A
period 1997-12-31
CROWN ENERGY CORP
filed 1998-04-30
CIK 876528

--------------------------------------------------------------------------------

                             AMENDMENT TO FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of Common Stock, Par Value $0.02 per share held by non-affiliates of the Registrant on April 22, 1998, was $12,372,079.50 using the average bid and asked price for Registrant's Common Stock. As of April 22, 1998, Registrant had 12,668,512 shares of its $0.02 par value Common Stock outstanding.

         Transitional Small Business Disclosure Format (check one)
                                   YES [ ] NO [X]

--------------------------------------------------------------------------------

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers and directors of the Company, their ages and their positions are set forth below:

NAME                             AGE        POSITION

James A. Middleton               62         Chief Executive Officer,
                                            Chairman of the Board of Directors

Jay Mealey                       41         President, Treasurer, Director

Richard S. Rawdin                39         Vice President, Secretary, Director


         James A. Middleton has served as Chief Executive Officer and a director since February 1996 and will serve as Chief Executive Officer and director until a new officer and director, respectively, are duly elected and qualified. Mr. Middleton was an Executive Vice President and director of Atlantic Richfield Co. from October 1987 to September 1994 and is presently a director of ARCO Chemical Co., Texas Utilities Co. and Berry Petroleum Co.

         Jay Mealey has served as President and Chief Operation Officer and as a director of the Company since 1991 and will serve as President and Treasurer and as a director, until a new officer and director, respectively, are elected and qualified. Mr. Mealey has been actively involved in the oil and gas exploration and production business since 1978. Prior to employment with the Company, Mr. Mealey served as Vice President of Ambra Oil and Gas Company and prior to that worked for Belco Petroleum Corporation and Conoco, Inc. in their exploration divisions. Mr. Mealey is responsible for managing the day-to-day operations of the Company.

         Richard S. Rawdin has served as a Vice President and Secretary and as a director of the Company since 1991 and will serve as Vice-President and Secretary and as a director, until a new officer and director, respectively, are elected and qualified. From February, 1986, to September, 1991, Mr. Rawdin served as Controller and Vice President of Finance for Kerry Petroleum Company, Inc. Prior to that, he was employed as a Senior consultant with Deloitte and Touche. Mr. Rawdin is a Certified Public Accountant.

Compliance with Section 16(a) of the Securities and Exchange Act of 1934

         Section 16(a) of the Securities and Exchange Act of 1934 (the "Exchange Act") requires the Company's executive officers and directors and certain shareholders to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "Commission"). Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company notes that Thomas W. Bachtell, the holder of record of more than 10% of the shares of the Company's issued and outstanding Common Stock, has not reported pursuant to Section 16(a) the acquisition of options to purchase 148,148 shares of Common Stock of the Company. The options were granted in May 1995 to Mr. Bachtell while he was an officer and director of the Company but did not become exercisable until the Company completed financing of its Asphalt Ridge project in November of 1997. If the foregoing condition of financing had not been satisfied prior to May 31, 2000, the options would have expired without becoming exercisable.


ITEM 11.  EXECUTIVE COMPENSATION

    The compensation of James A. Middleton, the Company's Chief Executive Officer and the Company's two highly paid executive officers (collectively, the "Named Officers") is discussed in the following tables.

Summary Compensation Table

         The following table contains information regarding compensation paid to the Company's Named Officers for the fiscal years listed. No other executive officer of the Company earned compensation in excess of $100,000 in fiscal year 1997.

================================================================================================================================
                                                                        Annual Compensation                    Long Term
                                                                                                              Compensation
================================================================================================================================
================================================================================================================================
     Name and Principal                          Salary          Bonus            Other Annual           Securities Underlying
          Position                 Year            ($)            ($)           Compensation ($)            Options/SARS (#)
--------------------------------------------------------------------------------------------------------------------------------
================================================================================================================================
James A. Middleton,                1997                  $0             $0               $0                        0
Chief Executive Officer            1996                  $0             $0               $0                        0
                                  1995(1)                 *              *                *                        *
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Jay Mealey, President              1997            $100,000        $56,250               $0                        0 (3)
                                   1996             $78,000             $0               $0                        0
                                   1995             $78,000             $0               $0                        0
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Richard S. Rawdin, Vice            1997             $52,500        $56,250               $0                        0 (3)
President and Secretary           1996(2)                 *              *                *                        *
                                  1995(2)                 *              *                *                        *
================================================================================================================================

         (1) Mr.  Middleton  was not  employed by the Company  prior to February
1996.

         (2) Although employed by the Company, Mr. Rawdin did not earn compensation in excess of $100,000 in either 1996 or 1995.

         (3) Does not include 148,148 options to purchase Common Stock of the Company at the purchase price of $.5625 per share which were previously granted to both Mr. Mealey and Mr. Rawdin in May 1995 and which became exercisable upon satisfaction of a condition precedent to vesting and exercise, namely, the receipt and completion of financing on the Company's Asphalt Ridge project.

Option/SAR Grants Table

         The following table sets forth information with respect to individual grants of stock options made by the Company to the Named Officers during the fiscal year ended December 31, 1997. The Company did not grant any stock appreciation rights during the fiscal year ended December 31, 1997.

============================================================================================================================
                                     Number of                 % of Total            Exercise or Base           Expiration
                                    Securities               Options Granted           Price ($/Sh)              Date for
           Name                 Underlying Options           to Employees in                                   Option Term
                                    Granted (#)                Fiscal year


============================================================================================================================
----------------------------------------------------------------------------------------------------------------------------
        Jay Mealey                  150,000 (1)                  33 1/3%              $1.62 per share            11/1/07
                                    150,000 (2)                  33 1/3%              $1.62 per share            11/1/07
                                    150,000 (3)                  33 1/3%              $1.62 per share            11/1/07
============================================================================================================================

         (1) Represents the first of three tranches of options to purchase 150,000 shares of Common Stock granted as part of a single grant of options to purchase an aggregate 450,000 shares of Common Stock. This first tranche of options vested on November 1, 1997, but is not exercisable until the average offer price of the Company's Common Stock equals or exceeds $2.00 per share for thirty days.

         (2) Represents the second of three tranches of options to purchase 150,000 shares of Common Stock granted as part of a single grant of options to purchase an aggregate 450,000 shares of Common Stock. This second tranche of options will vest on November 1, 1998, provided, with certain exceptions, that Mr. Mealey is employed by the Company on that date, but will not be exercisable until the average offer price of the Company's Common Stock equals or exceeds $3.00 per share for thirty days.

         (3) Represents the third of three tranches of options to purchase 150,000 shares of Common Stock granted as part of a single grant of options to purchase an aggregate 450,000 shares of Common Stock. This third tranche of options will vest on November 1, 1999, provided, with certain exceptions, that Mr. Mealey is employed by the Company on that date, but will not be exercisable until the average offer price of the Company's Common Stock equals or exceeds $4.00 per share for thirty days.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

         The following table contains information regarding the fiscal year-end value of unexercised options held by the Named Officers. The aggregate value of the options was calculated using the average bid and asked price for the Company's Common Stock on December 31, 1997.

=================================================================================================================================
                                                                               Number of securities             Value of
                                                                                    underlying              unexercised in-
                                                                                   unexercised                 the-money
                                                                              options/SARs at fiscal        options/SARs at
                                                                                     year end               fiscal year end
                                                                                       (#)                        ($)


                                                                          -------------------------------------------------------
                                                                          -------------------------------------------------------
                                Shares Acquired              Value                 Exercisable/               Exercisable/
           Name                 on Exercise (#)           Realized ($)            Unexercisable              Unexercisable


=================================================================================================================================
---------------------------------------------------------------------------------------------------------------------------------
James A. Middleton                     0                       0                     300,000                    $304,500

Jay Mealey                             0                       0               548,148/450,000 (1)          $598,565/24,750

Richard S. Rawdin                      0                       0                     398,148                    $437,315
=================================================================================================================================


         (1) Represents three tranches of 150,000 options granted in a single grant to Mr. Mealey in November of 1997. The first tranche of options vested on November 1, 1997, but is not exercisable until the average offer price of the Company's Common Stock equals or exceeds $2.00 per share for thirty days. The second tranche of options will vest on November 1, 1998, provided that Mr. Mealey is employed by the Company, but will not be exercisable until the average offer price of the Company's Common Stock equals or exceeds $3.00 per share for thirty days. The third tranche of options will vest on November 1, 1999, provided that Mr. Mealey is employed by the Company, but will not be exercisable until the average offer price of the Company's Common Stock equals or exceeds $4.00 per share for thirty days.

Director Compensation

         The Company does not presently have outside directors and therefore does not presently offer any compensation to its directors for their service as members of the Company's Board of Directors. Directors, however, are reimbursed for their expenses in attending Board meetings and are not precluded from serving the Company in any other capacity and receiving compensation therefor.

Employment Contracts

         On January 26, 1996, the Company entered into an employment agreement with James A. Middleton, the Chief Executive Officer and Chairman of the Board of the Company. Mr. Middleton's employment agreement terminates on February 6, 1999, with the option to extend its term to February 6, 2001. The agreement provides for a base salary equal to five percent of the Company's net profits from operations before depletion, depreciation, tax credits and amortization, but after interest on debt, with a salary cap of $1,000,000 per calendar year. The agreement permits Mr. Middleton to begin drawing up to $10,000 per month following sufficient capital financing of the Company's operations as determined in the sole discretion of the Company's Board of Directors. Mr. Middleton has been granted options to purchase 300,000 shares of the Company's Common Stock at an exercise price of $.66 per share pursuant to the employment agreement and will be entitled to additional grants of options to purchase 75,000 shares of the Company's Common Stock for each subsequent full year of employment under the agreement now that the Company's Asphalt Ridge Project has been funded. Mr. Middleton is also entitled to an additional option to purchase 50,000 shares of Common Stock for each full year of employment completed after February 6, 1999. Mr. Middleton's employment agreement is terminable by either the Company or Mr. Middleton for good cause only.

         On November 1, 1997, the Company entered into an employment agreement with Jay Mealey, the Company's President and Treasurer. Mr. Mealey's employment agreement expires on December 31, 1999, but will automatically be extended until December 31, 2002, unless the Company gives written notice of non-renewal during the year 2000, in which case the agreement will terminate 12 months after delivery of the written notice of non-renewal. The employment agreement provides for an initial base salary of $150,000, which amount increases to $180,000 on November 1, 1999, and to $210,000 on November 21, 2000. Thereafter, the
agreement increases each subsequent year by 20% per annum effective as of January 1 of each successive year beginning January 1, 2001. In addition to the base salary, Mr. Mealey is entitled to compensation bonuses based on (1) the Company's earnings per share and (2) the price of the Company's Common Stock. Mr. Mealey is also eligible to receive a discretionary bonus each fiscal year during the term or renewed terms of the agreement in amounts determined by the Board of Directors of the Company in its sole discretion. Under the terms of the employment agreement, Mr. Mealey was also issued options pursuant to the Company's Long Term Equity-Based Incentive Plan to purchase 450,000 shares of the Company's Common Stock at an exercise price of $1.62 per share. The options vest in three equal tranches. The first tranche of options to purchase 150,000 shares vested on November 1, 1997, the second tranche of 150,000 options vests on November 1, 1998 and the final tranche vests on November 1, 1999. None of the options, however, can be exercised until the offer price of the Company's Common Stock, for thirty days, equals or exceeds $2.00 per share with respect to the first tranche of options, $3.00 per share with respect to the second tranche and $4.00 per share with respect to the final tranche.

         Mr. Mealey's employment agreement is terminable upon his death or disability, terminable for cause and terminable by Mr. Mealey for Good Reason (as defined in the Employment Agreement) following a Change of Control (as defined in the Employment Agreement). If terminated for "cause" as defined in the Employment Agreement, Mr. Mealey is not entitled to receive compensation or benefits beyond that which has been earned or has vested on the date of termination. If terminated by Mr. Mealey's death or disability, Mr. Mealey's legal representatives or beneficiaries are entitled to receive continued payments in an amount equal to 70% of his base salary in effect at the time of his death or disability until the end of the term of the Employment Agreement or for a period of twelve months, whichever is longer, plus a prorated amount of any Bonus payable under the Employment Agreement. In the event of the termination of Mr. Mealey's employment without cause or upon termination of employment by Mr. Mealey for Good Reason following a Change of Control, Mr. Mealey is entitled to payment of his unpaid base salary, plus a lump sum payment equal to three times the sum of his base salary and bonuses. Further, all options granted to Mr. Mealey vest and become fully exercisable and, at Mr. Mealey's option, can be surrendered to the Company for cash in an amount equal to the fair market value of a share of the Company's common stock minus the exercise price of the option times the number of options surrendered. Mr. Mealey is also entitled to receive any and all fringe benefits offered to employees of the Company for a certain period of time. In addition, if the benefit payments are subject to excise taxes, the Company is required to pay Mr. Mealey an amount sufficient to cover such taxes.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of April 22, 1998 for (i) each executive officer of the Company, (ii) each director of the Company, (iii) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of any class of the Company's stock, and (iv) all directors and officers as a group.


         Name and Address (1)        Number of Shares      Percentage of Class
                                    Beneficially Owned             (2)

Common Stock

Enron Capital & Trade Resources        4,250,000(4)              25.12%
Corp. (3)

Jay Mealey                             2,200,199(5)              17.37%

Thomas W. Bachtell                     2,124,100(6)              16.07%

Richard S. Rawdin                        589,308                  4.65%

James A. Middleton                      355,000(7)                2.74%

Executive Officers and Directors       3,144,507(8)              24.25%
as Group (3 persons)

==============================================================================

         (1) The address for Enron Capital & Trade Resources Corp. is 1400 Smith, Houston, Texas, 77002. The address for Messrs. Middleton, Mealey and Rawdin is c/o Crown Energy Corporation, 215 South State Suite 550, Salt Lake City, Utah 84111. The address for Mr. Bachtell is 3245 Big Spruce Way, Park City, Utah 84060.

         (2) Based on 12,668,512 shares of the Company's Common Stock issued and outstanding on April 22, 1998. Common shares which a beneficial owner had a right to acquire within 60 days of April 22, 1998, are treated as outstanding for the purpose of computing the percentage ownership of each beneficial owner.

         (3) Enron Capital & Trade Resources Corp. ("ECT") is a wholly-owned subsidiary of Enron Corp., an Oregon corporation. Because of its ownership of ECT, Enron Corp. may be deemed to be the beneficial owner of all securities of the Company beneficially owned by ECT. However, Enron Corp. disclaims beneficial ownership of all such securities of the Company.

         (4) Represents 500,000 shares of the Company's $10 Class A Convertible Preferred Stock (the "Preferred Stock") which is convertible into shares of the Company's Common Stock at the rate of 8.57 shares of Common Stock for each share of Preferred Stock, subject to adjustment as set forth in the Certificate of Designations of the Class A Preferred Stock.

         (5) Includes 110,000 shares gifted by Mr. Mealey to Glenn Mealey as custodian for Mr. Mealey's children, Cameron and Andrew Mealey. Mr. Mealey expressly disclaims beneficial ownership of the shares held by Glenn Mealey. Does not include 450,000 Options, 150,000 of which vested on November 1, 1997, but are not exercisable until the price of the Company's Common Stock equals or exceeds $2.00 per share for thirty days, and the remaining 300,000 not being vested.

         (6)      Includes 548,148 Options which are exercisable within 60 days.

         (7)      Includes 300,000 Options which are exercisable within 60 days.

         (8) Includes 300,000 Options which are exercisable within 60 days and 110,000 shares gifted by Mr. Mealey. Does not include 450,000 Options, 150,000 of which vested on November 1, 1997, but are not exercisable until the price of the Company's Common Stock equals or exceeds $2.00 per share for thirty days, and the remaining 300,000 not being vested.

Change in Control Contracts

         In November 1997, the Company entered into an Employment Agreement with Mr. Jay Mealey which contains "change of control" provisions providing for the payment of compensation and benefits upon the Company's termination of Mr. Mealey's employment without cause or termination by Mr. Mealey for Good Reason (as defined in that agreement). The change of control terms of Mr. Mealey's contract are more fully discussed above in Item 11. "Executive Compensation--Employment Contracts." The Company's Long Term Equity-Based Incentive Plan ("Plan") also contains change-in-control provisions. Specifically, the Plan provides that upon a change-in-control as defined in the Plan, that all options issued pursuant to the Plan will automatically vest and all periods or conditions of restriction will be deemed to have been completed or fulfilled, as the case may be.

         In addition, Jay Mealey, the Company's President has entered into a Right to Co-Sale Agreement (the "Co-Sale Agreement") with ECT wherein he agreed not to sell any securities of the Company which he owns, or any interests in such securities, to any person for a period of five years except in accordance with the terms of the Co-Sale Agreement which generally requires that upon receipt of a bona fide offer to purchase more than 50% of the shares of the Company's stock held by Mr. Mealey or more than 50% of the outstanding securities of the Company, Mr. Mealey shall give ECT notice of the offer and an opportunity to sell all or a pro-rata portion of the shares of the Company's stock held by ECT. The sale of 50% or more of the shares held by Mr. Mealey together with the sale of a similar number of the shares held by ECT could result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In November of 1997, the Company also paid in full two promissory notes to Thomas W. Bachtell, a former officer and director of the Company and the holder of more than 10% of the outstanding shares of the Company's Common Stock. The first note was executed during the year ended December 31, 1995, to convert deferred salaries payable to Mr. Bachtell in the amount of $34,000, plus accrued interest of $3,521, into a long-term obligation of the Company bearing interest at the rate of 9% per annum. This note matured July 1, 1997. The second note also accrued interest at the rate of 9% per annum and was executed during the year ended December 31, 1995. The principal amount of the second note was $19,411. Mr. Bachtell is also a partner of a law firm, Pruitt, Gushee & Bachtell, which previously rendered legal services to the Company. Legal fees and expenses paid to Pruitt, Gushee & Bachtell for the fiscal years ended December 31, 1997 and 1996 totaled $635 and $27,429, respectively. In addition, during fiscal year ended 1995, the Company issued 47,273 shares of Common Stock in satisfaction of an account payable to Pruitt, Gushee & Bachtell of $33,092.

         In November of 1997, the Company paid in full a promissory note to Mr. Mealey in the principal amount of $53,240 dollars plus accrued interest of $4,125 and $4,956 for the years ended December 31, 1997 and 1996, respectively. The note, which, accrued interest at the rate of 9% per annum, was executed in 1995 for a loan made to the Company by Mr. Mealey during fiscal year 1993. By its terms, the note matured July 1, 1997.

         Effective as of January 2, 1998, the President and Treasurer of the Company, Jay Mealey, and the Vice President and Secretary of the Company,
Richard Rawdin, both of whom are also directors of the Company, executed Promissory Notes in the amounts of $319,583 and $229,583, respectively, as consideration for the purchase of shares of Common Stock of the Company through the exercise of options previously granted to each of them. The notes bear interest at an adjustable rate of interest equal to the prime rate of interest as published by the Wall Street Journal on the first business day of each calendar quarter. The notes are secured by respective stock pledge agreements granting the Company a security interest in the shares of stock purchased upon the exercise of the options. Each note is payable on a pro rata basis upon the sale of the underlying stock securing repayment thereof or January 2, 2003, whichever occurs first.

         Pursuant to a Stock Purchase Agreement dated September 25, 1997, the Company paid a structuring fee of $150,000 to ECT Securities Corp., an affiliate of ECT, a shareholder of the Company, in connection with the purchase by ECT of 500,000 shares of the Company's Preferred Stock.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report:

         (1) The Company's consolidated balance sheet and statement of income and cash flows for the period ended December 31, 1997 are incorporated by reference from the original Form 10-K filed with the Commission on or about March 30, 1998, bearing Commission file number 0-19365.

         (2)      EXHIBITS:

    EXHIBIT NO.   DOCUMENT
    -----------   --------

         3.1      Articles of Incorporation (5)
         3.2 Certificate of Voting Powers, etc. of the Company's Preferred Stock (9)
         3.3      Amended By-Laws (1)
         4.1 Convertible Debenture - Agreement dated May 6, 1997, between Crown Energy Corporation and Oriental New Investments, Ltd.
                  (6)
         4.2      Warrant with Encap Investments, L.C. (11)
         4.3 Form of Stock Option Agreements between the Company and (i) Jay Mealey, (ii) Richard Rawdin and (iii) Thomas Bachtell.
                  (11)
         4.4      The Crown Energy Long Term Equity-Based Incentive Plan
         4.5 Common Stock Purchase Warrant dated November 4, 1997 issued to Enron Capital & Trade Resources Corp. (9)
         10.1     License Agreements with Park Guymon  Enterprises,  Inc., dated
                  January 20, 1989, June 1, 1990 and June 1, 1990 (2)
         10.2     Amendment to License  Agreement with Park Guymon  Enterprises,
                  Inc. (5)
         10.3     Executive Employment Agreement with James A. Middleton (5)
         10.4     Employment Agreement with Jay Mealey (11)
         10.5     Consulting   Agreement  with  IBEX  Group,  Inc.  and  Hoffman
                  Partners, Inc. (5)
         10.6     Promissory Note issued to Jay Mealey 12/31/95 (5)
         10.7     Promissory Note issued to Thomas W. Bachtell 12/31/95 (5)
         10.8     Promissory Note issued to Thomas W. Bachtell 12/31/95 (5)
         10.9 Oil and Gas Minerals Lease, dated September 1, 1991 with Wembco, Inc. (3)
         10.10    Crown Office Space Lease (4)
         10.11    First Amendment to Crown Office Space Lease (11)
         10.12 Investment Banking Agreement with Fortress Financial Group, Ltd. (11)
         10.13    Promissory Note from Jay Mealey (11)
         10.14    Promissory Note from Rich Rawdin (11)
         10.15    Stock Pledge Agreement with Jay Mealey (11)
         10.16    Stock Pledge Agreement with Rich Rawdin (11)
         10.17 Assignment of Assets to Crown Asphalt Ridge, L.L.C. by Crown Asphalt Corporation (11)
         10.18 Assignment to Crown Asphalt Ridge, L.L.C. by Crown Asphalt Corporation (11)
         10.19    Asphalt Ridge Project Operating and Management  Agreement with
                  Crown Asphalt Ridge L.L.C., dated August 1, 1997 (11)
         10.20    Sublicense and Agreement  between Crown Asphalt Ridge,  L.L.C.
                  and Crown Asphalt Corporation (11)
         10.21 Stock Purchase Agreement with Enron Capital & Trade Resources Corp. (9)
         10.22    Engineering,   Construction  and  Procurement  Agreement  with
                  CENTRY Constructors & Engineers, LLC (11)

         10.23    Revised  Right of  Co-Sale  Agreement  between  Jay Mealey and
                  Enron Capital & Trade Resources Corp. (10)
         10.24    Guaranty  Agreement  in favor of MCNIC  Pipeline &  Processing
                  Company (11)
         10.25    Crown Office Space Sublease (11)
         10.26    Stock  Purchase  Agreement  dated July 2, 1997,  between Crown
                  Energy Corporation and Road Runner Oil, Inc. (7)
         10.27    Letter Agreement with EnCap Investments L.C. (11)
         10.28    Operating Agreement for Crown Asphalt Ridge L.L.C. (8)
         10.29    Tar Sands  Supply  and  Mining  Agreement  dated May 15,  1996 between Crown Asphalt Corporation and Uintah County
         10.30    Participation  Agreement  dated March 28, 1994  between  Crown
                  Asphalt Corporation and Asphalt Ridge Limited Partnership
         21       Subsidiaries of the Company (11)
         27       Financial Data Schedule (11)

------------------------

         (1) Incorporated by reference from the Company's Registration Statement on Form 10 filed with the Commission on July 1, 1991, amended August 30, 1991 and bearing Commission file number 0-19365.

         (2) Incorporated by reference from the Company's Report on Form 8-K filed with the Commission on or about September 30, 1992, bearing Commission file number 0-19365.

         (3) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1992, bearing Commission file number 0-19365.

         (4) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1992, bearing Commission file number 0-19365.

         (5) Incorporated by reference from the Company's Registration Statement on Form S-1 filed with the Commission on or about March 13, 1996, bearing Commission file number 0-19365.

         (6) Incorporated by reference from the Company's Form 8-K filed with the Commission on or about June 12, 1997, bearing Commission file number 0-19365.

         (7) Incorporated by reference from the Company's Form 8-K filed with the Commission on or about July 21, 1997, bearing Commission file number 0-19365.

         (8) Incorporated by reference from the Company's Form 8-K filed with the Commission on or about November 18, 1997, bearing Commission file number 0-19365.

         (9) Incorporated by reference from Enron Capital & Trade Resources Corp. Form 13D filed with the Commission on or about October 10, 1997.

         (10) Incorporated by reference from Enron Capital & Trade Resources Corp. Form 13D/A filed with the Commission on or about November 12, 1997.

         (11) Incorporated by reference from Form 10-K filed with the Commission on or about March 30, 1998, bearing Commission file number 0-19365.

      (b) During the quarter ended December 31, 1997, the Company filed a Form 8-K on November 18, 1997 to report (1) the disposition of assets by its wholly-owned subsidiary, Crown Asphalt Corporation, to a newly formed limited liability company jointly organized and owned by one of the Company's subsidiary and a third-party; and (2) The sale of 500,000 shares of the Company's Preferred Stock, $.005 par value, pursuant to a Stock Purchase Agreement dated September 25, 1997 for an aggregate sales price of $5 million.

                                   SIGNATURES
                                   ----------

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

                                           Date: April 30, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                          Jay Mealey




                                          President, Treasurer and Director

                                          Date: April 30, 1998


                                          Richard S. Rawdin




                                          Vice President, Director and Secretary


                                          Date: April 30, 1998