Form 10-Q
period 1998-03-31
CROWN ENERGY CORP
filed 1998-05-14
CIK 876528

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1998
                              ----------------------------------------

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

Commission file number                    0-19365
                       ---------------------------------------------------

                            CROWN ENERGY CORPORATION
                            ------------------------
             (Exact name of registrant as specified in its charter)

            Utah                                        87-0368981
            ----                                        ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

             215 South State, Suite 550, Salt Lake City, Utah, 84111
--------------------------------------------------------------------------------
               (Address of principal executive offices, zip code)

                                 (801) 537-5610
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
     ---        ---

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

There were 12,668,512 shares of $.02 par value common stock outstanding as of May 13, 1998.

                            CROWN ENERGY CORPORATION

                                      INDEX
                                      -----
                                                                         PAGE(S)
                                                                         -------


PART I.         Financial Information


        ITEM 1. Financial Statements

                Condensed Consolidated Balance Sheets at March 31,
                   1998 (unaudited) and December 31, 1997                      3

                Condensed Consolidated Statement of Operations for the Three
                   Months ended March 31, 1998 and 1997 (unaudited)            5

                Condensed Consolidated Statement of Stockholder's Equity
                   (unaudited)                                                 6

                Condensed Consolidated Statement of Cash Flows for the
                   Three Months ended March 31, 1998 and 1997 (unaudited)      7

                Notes to Condensed Consolidated Financial Statements
                   (unaudited)                                                 9


        ITEM 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       12


PART II.        Other Information

        ITEM 1. Legal Proceedings                                             13

        ITEM 2. Changes in Securities                                         13

        ITEM 3. Defaults upon Senior Securities                               13

        ITEM 4. Submission of Matters to a Vote of Security Holders           13

        ITEM 5. Other Information                                             13

        ITEM 6. Exhibits and Reports on Form 8-K                              13


PART III.       Signatures                                                    14

                          PART I-FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            CROWN ENERGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                      March 31,
                                                                        1998      December 31,
                                                                     [unaudited]      1997
                                                                      ----------   ----------
CURRENT ASSETS:
     Cash                                                             $2,228,839    3,100,765
     Trade and other accounts receivable, net of allowance for
          doubtful accounts of $75,000 and $75,000 at 1998 and 1997       10,808       10,808
     Other current assets                                                483,951      177,416
                                                                      ----------   ----------
          Total Current Assets                                         2,723,598    3,288,989

PROPERTY AND EQUIPMENT, net                                               32,395        7,383

EQUITY INVESTMENT IN A LIMITED LIABILITY
     COMPANY                                                           3,977,514    3,412,355

OTHER ASSETS                                                             206,033      354,930



          TOTAL ASSETS                                                $6,939,540   $7,063,657
                                                                      ==========   ==========


   The accompanying notes are an integral part of these financial statements.

                            CROWN ENERGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                     March 31,
                                                                       1998        December 31,
                                                                   [unaudited]        1997
                                                                   ------------    ------------

CURRENT LIABILITIES
     Accounts payable                                              $      7,230    $      9,535
     Other current liabilities                                          205,297         124,981
                                                                   ------------    ------------
          Total Current Liabilities                                     212,527         134,516

LONG-TERM DEBT                                                                0               0
                                                                   ------------    ------------

          Total Liabilities                                             212,527         134,516
                                                                   ------------    ------------

STOCKHOLDERS' EQUITY:
      Preferred stock, $.005 par value, 1,000,000 shares
         authorized, 500,000 $10 series A Cumulative Convertible
         Shares issued and outstanding                                    2,500           2,500
     Common stock, $.02 par value, 50,000,000 shares
         authorized, 11,722,216 and 11,722,216 issued and
         outstanding at 1998 and 1997                                   234,444         234,444
     Common stock subscribed, $.02 par value, 946,296 shares
        subscribed                                                       18,926               0
     Common stock subscription receivable from related parties         (549,166)              0
     Capital in excess of par value                                  10,695,485      10,165,245
     Retained deficit                                                (3,675,176)     (3,473,048)
                                                                   ------------    ------------

          Total Stockholders' Equity                                  6,727,013       6,929,141
                                                                   ------------    ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $  6,939,540    $  7,063,657
                                                                   ============    ============


   The accompanying notes are an integral part of these financial statements.

                            CROWN ENERGY CORPORATION

                                   [Unaudited]

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                         1998         1997
                                                    ------------  ------------
REVENUE:
        Oil and gas production                        $       0    $  50,503
                                                    ------------  ------------

                      Total Revenue                           0       50,503
                                                    ------------  ------------

EXPENSES:
        Production costs and related taxes                    0       28,157
        General and administrative expenses             139,589       82,879
        Depletion, depreciation and amortization          1,700       14,912
                                                    ------------  ------------

                      Total Expenses                    141,289      125,948
                                                    ------------  ------------

OPERATING LOSS                                         (141,289)     (75,445)
                                                    ------------  ------------

OTHER INCOME (EXPENSES):
        Interest and other income                        47,227          898
        Interest and other expense                       (6,523)      (8,745)
                                                    ------------  ------------

                      Total Other Income (Expenses)      40,704       (7,847)
                                                    ------------  ------------

LOSS BEFORE TAX PROVISION                             ($100,585)   ($ 83,292)
                                                    ------------  ------------

PROVISION FOR TAXES:
        Current tax expense (benefit)                         0            0
        Deferred tax expense (benefit)                        0      (28,170)
                                                    ------------  ------------

NET LOSS                                              ($100,585)   ($ 55,122)
                                                    ============  ============

NET LOSS PER SHARE                                    ($   0.01)   ($   0.01)
                                                    ============  ============


   The accompanying notes are an integral part of these financial statements.

                                         CROWN ENERGY CORPORATION

                                     CONDENSED CONSOLIDATED STATEMENT
                                          OF STOCKHOLDERS' EQUITY

                                                [Unaudited]

                                 FOR THE THREE MONTHS ENDED MARCH 31, 1998


                                Preferred Stock              Common Stock           Common     Common Stock
                              ---------------------    ------------------------      Stock      Subscribed
                               Shares     Amount         Shares         Amount     Subscribed   Receivable
                              -------   -----------    ----------   -----------   -----------   -----------

BALANCE, DECEMBER
     31, 1997                 500,000   $     2,500    11,722,216   $   234,444          --            --

Dividends on Preferred
     Stock                       --            --            --            --            --            --

Common stock subscribed          --            --            --            --     $    18,926   ($  549,166)

Net loss for the three
    months ended
    March  31, 1998              --            --            --            --            --            --

BALANCE,
 March 31, 1998               500,000   $     2,500    11,722,216   $   234,444   $    18,926   ($  549,166)
                                                                                  ===========   ===========





                          Capital in
                          Excess of      Retained
                          Par Value       Deficit         Total
                          -----------   -----------    -----------

BALANCE, DECEMBER
     31, 1997             $10,165,245   ($3,473,048)   $ 6,929,141

Dividends on Preferred
     Stock                       --        (101,543)      (101,543)

Common stock subscribed   $   530,240          --                0

Net loss for the three
    months ended
    March  31, 1998              --        (100,585)      (100,585)

BALANCE,
 March 31, 1998           $10,695,485   ($3,675,176)   $ 6,727,013
                          ===========   ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                            CROWN ENERGY CORPORATION

                                   [Unaudited]

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                For the Three Months Ended
                                                                         March 31,
                                                                --------------------------
                                                                    1998          1997
                                                                ------------  ------------

Cash Flows From (To) Operating Activities:
      Net income (loss)                                           ($100,585)   ($ 55,122)
                                                                ------------  ------------

      Adjustments to reconcile net loss to
         net cash used by operating activities:
             Amortization, depreciation and depletion                 1,700       15,912
             Non-cash (income) expense                                    0        5,483
             Change in assets and liabilities:
                 Joint interest and accounts receivable                   0       20,216
                 Other assets                                      (157,638)     (26,130)
                 Accounts payable                                    (2,305)     (23,878)
                 Other current liabilities                          (21,227)       5,448
                 Deferred tax liability                                   0      (28,170)
                                                                ------------  ------------

                      Total adjustments                            (179,470)     (31,119)
                                                                ------------  ------------

                      Net Cash Used by Operating Activities        (280,055)     (86,241)
                                                                ------------  ------------

Cash Flows From (To) Investing Activities:
      Additions to oil sand properties                                    0         (626)
      Equity investment in limited liability company               (565,159)           0
      Purchase of property & equipment                              (26,712)           0
                                                                ------------  ------------

                      Net Cash Provided (Used) in
                           Investing Activities                    (591,871)        (626)
                                                                ------------  ------------

Cash Flows From (To) Financing Activities:
      Net changes in long-term debt                                       0      (28,109)
      Net proceeds from sale of common stock                              0            0
                                                                ------------  ------------


                      Net Cash Provided by Financing Activities   $       0    ($ 28,109)
                                                                ------------  ------------


   The accompanying notes are an integral part of these financial statements.

                            CROWN ENERGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   [Continued]


                                                                      For the Three Months Ended
                                                                               March 31,
                                                                      --------------------------
                                                                          1998           1997
                                                                      -----------    -----------

Net Increase (Decrease) in Cash:                                      ($  871,926)   ($  114,976)
                                                                      ===========    ===========

Cash at Beginning of Period                                           $ 3,100,765    $   142,772
                                                                      ===========    ===========

Cash at End of Period                                                 $ 2,228,834    $    27,796
                                                                      ===========    ===========


Supplemental Disclosure of Cash Flow Information
      Cash paid during the period:
         Interest                                                     $     6,523          3,262
                                                                      ===========    ===========

         Income taxes                                                        --             --
                                                                      ===========    ===========



Supplemental Schedule of Non-cash Investing and Financing Activities:

      For the period ended March 31, 1998:

             None

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

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS

        NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in stockholders' equity and cash flows at March 31, 1998 and for all periods presented have been made.

               Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 audited financial statements. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results for the full year.

               ORGANIZATION

               Crown Energy Corporation ["Crown"], a Utah corporation, was organized on March 17, 1981. Crown's primary activities have been the acquisition and development of oil and gas leases.

               BuenaVentura Resources Corporation ["BVRC"], a Utah corporation, was organized October 24, 1985. Crown acquired 100% of BVRC on September 30, 1992. On August 6, 1997, the name of the corporation was changed to Crown Asphalt Corporation ["CAC"]. On September 1, 1997, the corporation entered into a joint venture with MCNIC Pipeline and Processing Company to construct and operate an asphalt production facility at Asphalt Ridge (See Note 3 - Formation of Joint Venture). The Company's asphalt business is its primary business activity.

               Gavilan Petroleum, Inc. ["Gavilan"], a Utah corporation, was organized on September 9, 1985. Gavilan is engaged in the production and selling of oil and gas from leases it operates in the state of Utah. Gavilan became a 100% subsidiary of Crown on January 24, 1991. Gavilan was sold on July 2, 1997 for $150,000. (See Note 2 - Sale of Subsidiary)

               Crown Asphalt Products Company ("Crown Products") was formerly known as Energy Technologies Corporation. Crown Products was formed in 1991, but until recently has been a dormant entity. The Company recently activated Crown Products for the purpose of developing an asphalt marketing and distribution business.

               PRINCIPLES OF CONSOLIDATION

               The consolidated financial statements include the accounts of the
               Company  and  its  wholly-owned  subsidiaries.   All  significant
               intercompany transactions have been eliminated in consolidation.

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS


               OIL SAND PROPERTIES

               The Company's investment in oil sand properties, including acquisition and development costs, are being capitalized and will be amortized by the unit-of-production method once commercial production commences. Production is projected to commence in June, 1998. The Company reviews its investment in oil sand properties for impairment whenever events or changes in circumstance indicate that the carrying amount of the investment may not be recoverable. The Company's basis of determining the recoverability of its investment is based on estimated future cash flows expected to result from the extraction and production of products from the oil sands. The Company is unaware of any events or changes in circumstance that would merit a review for impairment. The Company's estimated future cash flows from its investment in oil sands exceeds the carrying value of the investment, thus there is no current impact from the adoption of SFAS 121.

               INCOME (LOSS) PER SHARE

               The computation of income (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented.

        NOTE 2 - SALE OF SUBSIDIARY

               On July 2, 1997, the Company entered into a stock purchase agreement with Road Runner Oil, Inc.("RRO") to sell 100% of its interest in its wholly-owned subsidiary, Gavilan Petroleum, Inc.("Gavilan"). Gavilan operated oil and natural gas properties. Under the terms of the sale, the Company transferred to RRO all of the issued and outstanding stock of Gavilan and in exchange received $25,000 at closing and a promissory note under which it will be paid $50,000 within 30 days of closing; $25,000 within 120 days of closing; and the remaining $50,000 within 180 days of closing. As of March 31, 1998, the promissory note had a balance of $75,000 of which the Company has established a reserve of $75,000.

        NOTE 3 - FORMATION OF JOINT VENTURE

               On August 1, 1997, Crown's wholly-owned subsidiary, Crown Asphalt Corporation, ("Crown Asphalt") entered into a joint venture with MCNIC Pipeline & Processing, Inc., ("MCNIC"), a subsidiary of MCN Energy Group, Inc. ("MCN"), a large diversified energy holding company with approximately $4 billion in assets. The joint venture will operate through Crown Asphalt Ridge, L.L.C., a Utah limited liability company, (the "L.L.C.") and will be devoted to extracting commercially marketable products from Crown Asphalt's oil sands reserves (the "Reserves") located at Asphalt Ridge in eastern Utah.

               MCNIC and Crown will initially hold sharing ratios of 75% and 25%, respectively, in profits, losses and obligations of the L.L.C. The forgoing ratios will be adjusted to provide each party with a 50% sharing ratio upon the achievement of certain payouts to MCNIC. Crown Asphalt's required capital contribution to the L.L.C. consists of (i) Crown Asphalt's rights under certain equipment leases with a fair market value of up to $3.5 million to be obtained by Crown Asphalt; (ii) the Sublicense of Crown's proprietary oil sands refining technology from Park Guymon Enterprises, Inc.; (iii) the capital reserves (which were valued at the time of the formation of the L.L.C. at $500,000) and (iv) an amount of cash, if any, needed to bring Crown Asphalt's capital contributions up to 25% of the capital required to construct the initial oil sands refining plant. After giving effect to the value of the items described above, MCNIC, in turn, will be required to fund 75% of the cash required to construct the Initial Plant contemplated by the L.L.C.'s Operating Agreement. It is presently estimated that such Initial Plant will cost $19 million to construct.

        NOTE 4 - SALE OF PREFERRED STOCK

               On November 4, 1997, Crown completed the sale of 500,000 shares of its 8% Class A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") to Enron Capital & Trade Resources Corp. ("ECT") pursuant to a Stock Purchase Agreement dated September 25, 1997 for an aggregate sales price of $5 million. Crown issued 45,000 shares and received $450,000 on the execution of the Stock Purchase Agreement. The Series A Preferred are convertible at the option of its holders into 24% of the Common Stock of Crown. Dividends shall accrue on the outstanding Series A Preferred shares at the rate of 8% per annum and may be paid through cash or common shares of Crown at the option of the holder.

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

        NOTE 5 - CONCENTRATION OF CREDIT RISK

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

        NOTE 6 - EXERCISE OF STOCK OPTIONS

               On January 2, 1998, certain officers, directors and employees of the Company exercised 946,296 options to purchase common stock for $549,166 in notes receivable. The notes bear interest at the prime rate, adjusted the 1st day of each calendar quarter, and are payable on or before January 2, 2003.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULT OF OPERATIONS
                 -----------------------------------------------


RESULTS OF OPERATIONS
---------------------

For the three month period ended March 31, 1998, compared to the three months ended March 31, 1997.
--------------------------------------------------------------------------------

        Oil and gas revenue decreased from $50,503 for the three months ended March 31, 1997 to $0 for the three months ended March 31, 1998. This decrease was due to the sale of the Company's wholly-owned subsidiary, Gavilan Petroleum, Inc., which was effective June 1, 1997.

        Oil and gas production costs decreased from $28,157 for the three months ended March 31, 1997 to $0 for the three months ended March 31, 1998. This decrease was due to the sale of the Company's wholly-owned subsidiary, Gavilan Petroleum, Inc., which was effective June 1, 1997.

        General and administrative expenses increased from $82,879 for the three months ended March 31, 1997 to $139,589 for the three months ended March 31, 1998, an increase of $56,710 (68%). This change was due to increased costs related to the Company's investment in the joint venture with MCNIC.

        Depletion, depreciation and amortization decreased from $14,912 for the three months ended March 31, 1997 to $1,700 for the three months ended March 31, 1998. This decrease was due to the sale of the Company's wholly-owned subsidiary, Gavilan Petroleum, Inc., which was effective June 1, 1997.

        Other Income (Expense) fluctuated from total expenses of $7,847 for the three months ended March 31, 1997 to Other Income of $40,704 for the three months ended March 31, 1998. This fluctuation was primarily due to interest income on the Company's cash reserves.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        At March 31, 1998, the Company had cash and other current assets of $2,723,598 as compared to cash and other current assets of $3,288,989 at December 31, 1997. This decrease of $565,391 was due to equity contributions to the Crown Asphalt Ridge, L.L.C. ("Crown Ridge") and a loss from operations. As of March 31, 1998, the Company had no long-term debt obligations and believes it has sufficient capital to meet all of its current working capital requirements and its share of Crown Ridge's budgeted capital requirements.

        In addition, the Company will incur its proportionate share of operating expenses of Crown Ridge until such time that Crown Ridge's operations become profitable. Furthermore, should Crown Ridge incur unforeseen additional capital costs, the Company is obligated to pay its proportionate share of such costs. The Company believes it has sufficient capital to cover such obligations. However, there can be no assurance that such additional obligations can be met.

                                 PART II. - OTHER INFORMATION


ITEM 1.        Legal Proceedings

               None.

ITEM 2.        Changes in Securities

               None.

ITEM 3.        Defaults upon Senior Securities

               None.

ITEM 4.        Submission of Matters to a Vote of Security Holders

               None.

ITEM 5.        Other Information

               None.

ITEM 6.        Exhibits and Reports on Form 8-K

               Exhibit              Name
               -------              ----
                 27         Financial Data Schedule


               During the quarter ended March 31, 1998, there were no reports filed on Form 8-K.

                             PART III. - SIGNATURES
                                         ----------



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CROWN ENERGY CORPORATION
                                   ---------------------------------------------
                                   (Registrant)

Date: May 13, 1998                 By: /s/ JAY MEALEY
    -----------------------            -----------------------------------------
                                   Jay Mealey, President

Date: May 13, 1998                 By: /s/ RICHARD S. RAWDIN
    -----------------------            -----------------------------------------
                                   Richard S. Rawdin, Vice President of Finance