Form 10-Q
period 1998-06-30
CROWN ENERGY CORP
filed 1998-08-14
CIK 876528

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 1998
                              ------------------------------------------------

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________ to ________


                         Commission file number 0-19365

                            CROWN ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

          Utah                                          87-0368981
 (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

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

There were 12,668,512 shares of $.02 par value common stock outstanding as of August 14, 1998.

                            CROWN ENERGY CORPORATION

                                      INDEX
                                                                         PAGE(S)


PART I.           Financial Information


  ITEM 1.  Financial Statements

           Condensed Consolidated Balance Sheets at June 30,
              1998 (unaudited) and December 31, 1997                         3

           Condensed Consolidated Statement of Operations for the Three
              Months ended June 30, 1998 and 1997 (unaudited)                5

           Condensed Consolidated Statement of Operations for the Six
              Months ended June 30, 1998 and 1997 (unaudited)                6

           Condensed Consolidated Statement of Cash Flows for the
              Six Months ended June 30, 1998 and 1997 (unaudited)            7

           Notes to Condensed Consolidated Financial Statements
              (unaudited)                                                    9


  ITEM 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                 13


PART II.          Other Information

  ITEM 1.  Legal Proceedings                                                15

  ITEM 2.  Changes in Securities                                            15

  ITEM 3.  Defaults upon Senior Securities                                  15

  ITEM 4.  Submission of Matters to a Vote of Security Holders              15

  ITEM 5.  Other Information                                                15

  ITEM 6.  Exhibits and Reports on Form 8-K                                 15


PART III.                  Signatures                                       16



                                            PART I-FINANCIAL INFORMATION
                                            ITEM 1.  FINANCIAL STATEMENTS

                                              CROWN ENERGY CORPORATION

                                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       ASSETS


                                                                                    June 30,
                                                                                    1998                 December 31,
                                                                                 [unaudited]                   1997

CURRENT ASSETS:
     Cash                                                                            $861,376           $3,100,765
     Trade and other accounts receivable, net of allowance for
          doubtful accounts of $75,000 and $75,000 at 1998 and 1997                   192,954               10,808
     Inventory                                                                        294,764                    0
     Other current assets                                                             776,454              177,416
                                                                                 ------------         ------------
          Total Current Assets                                                      2,125,548            3,288,989
PROPERTY AND EQUIPMENT, net                                                           183,371                7,383

EQUITY INVESTMENT IN A LIMITED LIABILITY
     COMPANY                                                                        4,397,438            3,412,355

OTHER ASSETS                                                                          235,035              354,930
                                                                                  -----------         ------------

          TOTAL ASSETS                                                             $6,941,392           $7,063,657
                                                                                   ==========           ==========


        The accompanying notes are an integral part of these consolidated financial statements.



                                              CROWN ENERGY CORPORATION

                                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                        LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                    June 30,
                                                                                    1998                        December 31,
                                                                                  [unaudited]                   1997

CURRENT LIABILITIES
     Accounts payable                                                                  $42,305                         $9,535
     Dividends payable                                                                 270,986                              0
     Other current liabilities                                                          53,259                        124,981

  Total Current Liabilities                                                            366,550                        134,516
                                                                                ----------------                     ----------



STOCKHOLDERS' EQUITY:
      Preferred stock, $.005 par value, 1,000,000 shares
         authorized, 500,000 $10 Series A Cumulative Convertible
         Shares issued and outstanding                                                   2,500                           2,500
     Common stock, $.02 par value, 50,000,000 shares
         authorized, 12,668,512 and 11,722,216 issued and
         outstanding at 1998 and 1997, respectively                                    253,370                         234,444
     Capital in excess of par value                                                 10,695,485                      10,165,245
     Common stock subscription receivable  from related parties                       (572,058)                              0
     Retained deficit                                                               (3,804,455)                     (3,473,048)
                                                                                ----------------                --------------

          Total Stockholders' Equity                                                 6,574,842                       6,929,141
                                                                                ---------------                 --------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $6,941,392                      $7,063,657
                                                                                ==============                  ==============




                                              CROWN ENERGY CORPORATION

                                                     [Unaudited]

                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                          For the Three Months Ended
                                                                                                      June 30,

                                                                                             1998                        1997
REVENUE:
         Asphalt revenue                                                                 $186,929                              $0
         Oil and gas production                                                                 0                          26,993
                                                                                    -------------                 ---------------

                           Total Revenue                                                  186,929                          26,993
                                                                                   --------------                 ---------------

EXPENSES:
         Production costs and related taxes                                                     0                         26,496
         Cost of goods sold                                                               123,140                              0
         Operating expenses                                                                   816                              0
         General and administrative expenses                                              111,465                         81,119
         Depletion, depreciation and amortization                                           7,951                          8,905
                                                                                    ----------------              --------------

                           Total Expenses                                                 243,372                        116,520
                                                                                    --------------                --------------

OPERATING LOSS                                                                            (56,443)                       (89,527)
                                                                                     ---------------              --------------

OTHER INCOME (EXPENSES):
         Interest and other income                                                         30,851                            588
         Interest and other expense                                                          (350)                      (745,300)
                                                                                    ----------------              ---------------

                           Total Other Income (Expenses)                                   30,501                       (744,712)
                                                                                    ---------------               --------------

LOSS BEFORE TAX PROVISION                                                               ($25,942)                      ($834,239)
                                                                                    ---------------               --------------

PROVISION FOR TAXES:
         Deferred tax expense (benefit)                                                        0                     (345,663)
                                                                                    ---------------              ----------------

NET LOSS                                                                                ($25,942)                   ($488,576)
                                                                                    ===============              ===============

BASIC AND DILUTED NET LOSS PER SHARE                                                         ($0.00)                      ($0.04)
                                                                                     ===============             ===============



                                             CROWN ENERGY CORPORATION

                                                     [Unaudited]

                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                        For the Six Months Ended
                                                                                                 June 30,

                                                                                          1998                1997
REVENUE:
         Asphalt revenue                                                                 $186,929                $0
         Oil and gas production                                                                 0            77,496
                                                                                    -------------       ------------

                           Total Revenue                                                  186,929            77,496
                                                                                    --------------   --------------

EXPENSES:
         Production costs and related taxes                                                     0            54,653
         Cost of goods sold                                                               123,140                 0
         Operating expenses                                                                   816                 0
         General and administrative expenses                                              250,361           163,998
         Depletion, depreciation and amortization                                           9,651            23,817
                                                                                    -------------       ------------

                           Total Expenses                                                 383,968           242,468
                                                                                    --------------    -------------

OPERATING LOSS                                                                           (197,039)         (164,972)
                                                                                   --------------     -------------

OTHER INCOME (EXPENSES):
         Interest and other income                                                         78,078             1,486
         Interest and other expense                                                        (6,873)         (754,045)
                                                                                    ----------------- -------------

                           Total Other Income (Expenses)                                   71,205         (752,559)
                                                                                    -----------------  ------------

LOSS BEFORE TAX PROVISION                                                               ($125,834)        ($917,531)
                                                                                    --------------     ------------

PROVISION FOR TAXES:
         Deferred tax expense (benefit)                                                         0         (373,833)
                                                                                    --------------      -------------

NET LOSS                                                                                ($125,834)       ($543,698)
                                                                                     ==============      ===========

BASIC AND DILUTED NET LOSS PER SHARE                                                       ($0.01)          ($0.05)
                                                                                    =============        ==========


                                             CROWN ENERGY CORPORATION

                                                    [Unaudited]

                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the Six Months Ended
                                                                                                 June 30,
                                                                                           1998             1997

Cash Flows From (To) Operating Activities:
       Net income (loss)                                                               ($125,834)         ($543,698)
                                                                                       ---------          ---------

       Adjustments to reconcile net loss to
           net cash used by operating activities:
                Amortization, depreciation and depletion                                    9,651            23,817
                Non-cash (income) expense                                                (22,892)                 0
                Net effect of sale of subsidiary                                                0           903,430
                Change in assets and liabilities:
                    Accounts receivable                                                 (182,146)            30,379
                    Inventory                                                           (294,764)                 0
                    Other assets                                                        (479,143)           (98,800)
                    Accounts payable                                                      32,770            (51,345)
                    Other current liabilities                                             (6,308)           (83,769)
                    Deferred tax liability                                                     0           (373,833)
                                                                                       ---------          ---------
                           Total adjustments                                            (942,832)          (349,879)
                                                                                        ---------          ---------
                           Net Cash Used by Operating Activities                      (1,068,666)          (193,819)
                                                                                       ---------          ---------
Cash Flows From (To) Investing Activities:
       Additions to oil sand properties                                                        0            (39,632)
       Equity investment in limited liability company                                   (985,083)                 0
       Purchase of property & equipment                                                 (185,639)                 0
                                                                                       ---------          ---------
                           Net Cash Used by
                                Investing Activities                                  (1,170,722)           (39,632)
                                                                                       ---------          ---------
Cash Flows From (To) Financing Activities:
       Net changes in long-term debt                                                           0            (32,547)
       Net proceeds from issuance of convertible debenture                                     0            150,000
                                                                                       ---------          ---------

                           Net Cash Used  by Financing Activities                             $0          ($117,453)
                                                                                        ---------          ---------





                                             CROWN ENERGY CORPORATION

                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    [Continued]


                                                                                      For the Six Months Ended
                                                                                               June 30,
                                                                                          1998                1997

         Net Decrease in Cash:                                                       ($2,239,389)         ($115,998)
                                                                                     ===========          =========

Cash at Beginning of Period                                                           $3,100,765           $142,772
                                                                                     ===========          =========
Cash at End of Period                                                                   $861,376            $26,774
                                                                                     ===========          =========

Supplemental Disclosure of Cash Flow Information
       Cash paid during the period:
           Interest                                                                       $6,873             $4,844
                                                                                     ===========          =========
           Income taxes                                                                    ---                 ---
                                                                                     ===========          =========


Supplemental Schedule of Non-cash Investing and Financing Activities:

       For the period ended June 30, 1998:

                The Company issued 946,296 shares of common stock for notes receivable.

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



                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS


         NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in stockholders' equity and cash flows at June 30, 1998 and for all periods presented have been made.

                  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 audited consolidated financial statements. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the operating results for the full year.

                  ORGANIZATION

                  Crown Energy Corporation ["Crown"], a Utah corporation, was organized on March 17, 1981. Crown's primary activities have been the acquisition and development of oil and gas leases.

                  BuenaVentura Resources Corporation ["BVRC"], a Utah corporation, was organized October 24, 1985. Crown acquired 100% of BVRC on September 30, 1992. On August 6, 1997, the name of BVRC was changed to Crown Asphalt Corporation ["CAC"]. On September 1, 1997, the corporation entered into a joint venture with MCNIC Pipeline and Processing Company to construct and operate an asphalt production facility at Asphalt Ridge (See Note 3 - Formation of Joint Venture). The Company's asphalt business is its primary business activity.

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

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS


         NOTE 2 - SALE OF SUBSIDIARY

                  On July 2, 1997, the Company entered into a stock purchase agreement with Road Runner Oil, Inc.("RRO") to sell 100% of its interest in its wholly-owned subsidiary, Gavilan Petroleum, Inc.("Gavilan"). Gavilan operated oil and natural gas properties. Under the terms of the sale, the Company transferred to RRO all of the issued and outstanding stock of Gavilan and in exchange received $25,000 at closing and a promissory note under which it will be paid $50,000 within 30 days of closing; $25,000 within 120 days of closing; and the remaining $50,000 within 180 days of closing. As of June 30, 1998, the promissory note had a balance of $75,000 of which the Company has established a reserve of $75,000. This matter is currently in dispute. "See Legal Proceedings."

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

                  MCNIC and Crown Asphalt will initially hold sharing ratios of 75% and 25%, respectively, in profits, losses and obligations of the L.L.C. The forgoing ratios will be adjusted to provide each party with a 50% sharing ratio upon the achievement of certain payouts to MCNIC. Crown Asphalt's required capital contribution to the L.L.C. consists of (i) Crown Asphalt's rights under certain equipment leases with a fair market value of up to $3.5 million to be obtained by Crown Asphalt; (ii) the Sublicense of Crown's proprietary oil sands refining technology from Park Guymon Enterprises, Inc.; (iii) the capital reserves (which were valued at the time of the formation of the L.L.C. at $500,000) and (iv) an amount of cash, if any, needed to bring Crown Asphalt's capital contributions up to 25% of the capital required to construct the initial oil sands refining plant. After giving effect to the value of the items described above, MCNIC, in turn, will be required to fund 75% of the cash required to construct the initial plant contemplated by the L.L.C.'s Operating Agreement. It is presently estimated that such initial plant will cost $19 million to construct.

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS


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

         NOTE 7 - ACCOUNTING STANDARDS

                  Reporting Comprehensive Income - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No.130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position.

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS



                  Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130. Accordingly, the Company determined that no transactions were considered to be an additional component of comprehensive income. Therefore, comprehensive income (loss) equaled net income (loss) for the three and six-month periods ended June 30, 1998 and 1997.

         NOTE 8 - YEAR 2000

                  In 1998, the Company began the conversion of its principal computer software systems to a new integrated system to support future growth and improve productivity. Management believes that an additional benefit of the conversion will be compliant with Year 2000 requirements without material additional expenditures or a material adverse effect on the Company's financial position, results of operations or liquidity. The Company also has third-party customers, financial institutions, vendors and others with which it conducts business. While the Company believes that these third-party vendors and customers will successfully address Year 2000 issues in a timely manner, it is possible that a series of failures by third parties could have a material adverse effect on the Company's results of operations in future years.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULT OF OPERATIONS


RESULTS OF OPERATIONS

For the three month period ended June 30, 1998, compared to the three months ended June 30, 1997.

         Asphalt revenue increased from $0 for the three months ended June 30, 1997 to $186,929 for the three months ended June 30, 1998. This increase was due to revenue from the Company's recently activated asphalt distribution company, Crown Asphalt Products Company.

         Oil and gas revenue decreased from $26,993 for the three months ended June 30, 1997 to $0 for the three months ended June 30, 1998. This decrease was due to the sale of the Company's wholly-owned subsidiary, Gavilan Petroleum, Inc., which was effective June 1, 1997.

         Oil and gas production costs decreased from $26,496 for the three months ended June 30, 1997 to $0 for the three months ended June 30, 1998. This decrease was due to the sale of the Company's wholly-owned subsidiary, Gavilan Petroleum, Inc., which was effective June 1, 1997.

         Cost of goods sold and operating expenses represent costs related to the Company's recently activated asphalt distribution company, Crown Asphalt Products Company.

         General and administrative expenses increased from $81,119 for the three months ended June 30, 1997 to $111,465 for the three months ended June 30, 1998, an increase of $30,346 (37%). This change was due to increased costs related to the Company's investment in the joint venture with MCNIC and additional costs related to the Company's recently activated asphalt distribution company, Crown Asphalt Products Company.

         Depletion, depreciation and amortization decreased from $8,905 for the three months ended June 30, 1997 to $7,951 for the three months ended June 30, 1998. This decrease was due to the sale of the Company's wholly-owned subsidiary, Gavilan Petroleum, Inc., which was effective June 1, 1997 and was partially offset by depreciation on new assets acquired related to the Company's growth.

         Other Income (Expense) fluctuated from total expenses of $744,712 for the three months ended June 30, 1997 to Other Income of $30,501 for the three months ended June 30, 1998. This fluctuation was primarily due to interest income on the Company's cash reserves and a loss on the sale of the Company's wholly-owned subsidiary, Gavilan Petroleum, Inc., which was effective June 1, 1997.

For the six month period ended June 30, 1998, compared to the six months ended June 30, 1997.

         Asphalt revenue increased from $0 for the six months ended June 30, 1997 to $186,929 for the six months ended June 30, 1998. This increase was due to revenue from the Company's recently activated asphalt distribution company, Crown Asphalt Products Company.

          Oil and gas revenue decreased from $77,496 for the six months ended June 30, 1997 to $0 for the six months ended June 30, 1998. This decrease was due to the sale of the Company's wholly-owned subsidiary, Gavilan Petroleum, Inc., which was effective June 1, 1997.

          Oil and gas production costs decreased from $54,653 for the six months ended June 30, 1997 to $0 for the six months ended June 30, 1998. This decrease was due to the sale of the Company's wholly-owned subsidiary, Gavilan Petroleum, Inc., which was effective June 1, 1997.

         Cost of goods sold and operating expenses represent costs related to the Company's recently activated asphalt distribution company, Crown Asphalt Products Company.

         General and administrative expenses increased from $163,998 for the six months ended June 30, 1997 to $250,361 for the six months ended June 30, 1998, an increase of $86,363 (53%). This change was due to increased costs related to the Company's investment in the joint venture with MCNIC and additional costs related to the Company's recently activated asphalt distribution company, Crown Asphalt Products Company.

         Depletion, depreciation and amortization decreased from $23,817 for the six months ended June 30, 1997 to $9,651 for the six months ended June 30, 1998. This decrease was due to the sale of the Company's wholly-owned subsidiary, Gavilan Petroleum, Inc., which was effective June 1, 1997 and was partially offset by depreciation on new assets acquired related to the Company's growth.

         Other Income (Expense) fluctuated from total expenses of $752,559 for the six months ended June 30, 1997 to Other Income of $71,205 for the six months ended June 30, 1998. This fluctuation was primarily due to interest income on the Company's cash reserves and a loss on the sale of the Company's wholly-owned subsidiary, Gavilan Petroleum, Inc., which was effective June 1, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1998, the Company had cash and other current assets of $2,125,548 as compared to cash and other current assets of $3,288,989 at December 31, 1997. This decrease of $1,163,441 was due to equity contributions to the Crown Asphalt Ridge, L.L.C. ("Crown Ridge") and a loss from operations. As of June 30, 1998, the Company had no long-term debt obligations and believes it has sufficient capital to meet all of its current working capital requirements and its share of Crown Ridge's budgeted capital requirements.

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

         On July 2, 1998, Crown Asphalt Distribution, L.L.C. ("Crown Distribution"), a newly formed limited liability company, the sole members of which are MCNIC Pipeline & Processing Company, a Michigan corporation ("MCNIC") and Crown Asphalt Products Company ("CAPCO"), a wholly owned subsidiary of Crown Energy Corporation, completed the acquisition of the inventory and assets of Petro Source Asphalt Company, a Texas corporation, including asphalt supply and marketing contracts, owned and leased equipment, personal property, fixtures, equipment leases, real estate leases, technology licenses, other related agreements, certain intellectual property, products inventory, and ownership, leasehold or other contractual interests in and to asphalt distribution facilities in Utah, Colorado, Nevada and Arizona and a refinery in Santa Maria, California (the "Acquired Assets").

         Crown Distribution is equally owned by CAPCO and MCNIC, a wholly owned subsidiary of MCN Energy Group, Inc. It is contemplated that the business of Crown Distribution will be operated by CAPCO. No officer, director or affiliate of the Registrant has a material relationship with the Seller. The Acquired
Assets (excluding products inventory) were purchased for $7.5 million, the amount determined by the parties to be the fair market value of such assets, with capital contributed to Crown Distribution by MCNIC. The products inventory had an agreed upon fair market value of $6,797,932 and was purchased with the proceeds of a loan to Crown Distribution from MCNIC. Because of the uncertainty concerning the manner or extent in which the above-described transaction will impact the Company and its operations, management believes that further discussion of the matter in this section at this time would be inappropriate.

                          PART II. - OTHER INFORMATION


ITEM 1.  Legal Proceedings

                  On May 21, 1998, Road Runner Oil, Inc. ("Road Runner") and Gavilan Petroleum, Inc. ("Gavilan") filed an action in the Third Judicial District Court, Salt Lake County, State of Utah, as Civil Number 98-0905064 against the Company and its President. The action relates to the purchase by Road Runner of 100% of the stock of Gavilan in 1997, and generally seeks to (i) obtain corporate records of Gavilan in the Company's possession relating to the amount of oil and gas royalties potentially owed to third parties prior to the aforementioned stock sale, and (ii) to determine the amount of royalties owed. The action further alleges, on behalf of Gavilan, claims of breach of fiduciary duty, professional negligence and mismanagement against the Company's President for alleged mismanagement of Gavilan's affairs. The Plaintiffs seek injunctive relief requiring the tendering by the Company of the referenced records and such damages as may be proven at trial. The Company believes that the Plaintiffs claims are groundless and that it is entitled to payment of the $75,000 still owed by Road Runner as part of the purchase price for Gavilan. In addition, since the action was filed, the Company has tendered substantial quantities of corporate records to the Plaintiffs for their review. On June 17, 1998, an order was entered granting an open extension to the Company of its obligation to file an answer to the above-described Complaint so that the parties may informally pursue a settlement, if any, of the matter.

ITEM 2.  Changes in Securities

                  None.

ITEM 3.  Defaults upon Senior Securities

                  None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

                  None.

ITEM 5.  Other Information

                  None.

ITEM 6.  Exhibits and Reports on Form 8-K

                  Exhibit           Name
                      27            Financial Data Schedule


                  The Company filed a Form 8-K on June 8, 1998, to report a change in auditors. The Company also filed a Form 8-K on July 17, 1998, to report the acquisition of the inventory and assets of Petro Source Asphalt Company.

                             PART III. - SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   CROWN ENERGY CORPORATION
                                                   (Registrant)

Date: August 14, 1998                              By: /s/ JAY MEALEY
   ------------------------------------               -------------------------
                                                      Jay Mealey, President

Date: August 14, 1998                              By: /s/ RICHARD S. RAWDIN
    ------------------------------------              -------------------------
                                                      Richard S. Rawdin,
                                                      Vice President of Finance