Form 10-Q
period 1998-09-30
CROWN ENERGY CORP
filed 1998-11-17
CIK 876528

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 1998
                              ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  ---------------------

Commission file number                   0-19365
                      ----------------------------------------------------------

                            CROWN ENERGY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Utah                                        87-0368981
-------------------------------              -----------------------------------
(State or other jurisdiction of              (I.R.S.Employer Identification No.)
incorporation or organization)

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

Yes         No   X
   -------    -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

There were 12,668,512 shares of $.02 par value common stock outstanding as of November 13, 1998.

                            CROWN ENERGY CORPORATION

                                      INDEX
                                      -----

                                                                                    PAGE(S)
                                                                                    -------


PART I.       Financial Information


     ITEM 1.  Financial Statements

              Condensed Consolidated Balance Sheets at September 30,
               1998 (unaudited) and December 31, 1997                                     3

              Condensed Consolidated Statement of Operations for the Three
               Months ended September 30, 1998 and 1997 (unaudited)                       5

              Condensed Consolidated Statement of Operations for the Nine
               Months ended September 30, 1998 and 1997 (unaudited)                       6

              Condensed Consolidated Statement of Cash Flows for the
               Nine Months ended September 30, 1998 and 1997 (unaudited)                  7

              Notes to Condensed Consolidated Financial Statements
               (unaudited)                                                                9


     ITEM 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                       14


PART II.      Other Information

     ITEM 1.  Legal Proceedings                                                          17

     ITEM 2.  Changes in Securities                                                      17

     ITEM 3.  Defaults upon Senior Securities                                            17

     ITEM 4.  Submission of Matters to a Vote of Security Holders                        17

     ITEM 5.  Other Information                                                          17

     ITEM 6.  Exhibits and Reports on Form 8-K                                           17


PART III.     Signatures                                                                 19

                          PART I-FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            CROWN ENERGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                        September 30,
                                                            1998              December 31,
                                                         [unaudited]              1997
                                                        ------------         ------------
CURRENT ASSETS:
     Cash                                                 $2,694,034           $3,100,765
     Trade receivables, net                                8,019,578               10,808
     Inventory                                             6,374,275                    0
     Other current assets                                    883,429              177,416
                                                        ------------         ------------
          Total Current Assets                            17,971,316            3,288,989

PROPERTY AND EQUIPMENT, net                                4,248,075                7,383

EQUITY INVESTMENT IN A LIMITED LIABILITY
     COMPANY                                               4,738,410            3,412,355

GOODWILL                                                   5,018,410              354,930

OTHER ASSETS, net                                             94,554


TOTAL ASSETS                                             $32,070,765           $7,063,657
                                                        ============         ============


              The accompanying notes are an integral part of these
                       consolidated financial statements

                            CROWN ENERGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                     September 30,
                                                                          1998          December 31,
                                                                      [Unaudited]           1997
                                                                     ------------      ------------

CURRENT LIABILITIES
     Accounts payable                                                $  4,229,843      $      9,535
     Line of credit with a related party                               10,266,571                 0
     Current portion-long term debt                                        61,493                 0
     Dividends payable                                                    377,110            65,414
     Other current liabilities                                            889,662            59,567
                                                                     ------------      ------------

     Total Current Liabilities                                         15,824,679           134,516
                                                                     ------------      ------------

LONG-TERM DEBT                                                            958,435                 0

PREFERENTIAL DEBT WITH A RELATED PARTY                                  6,000,000                 0

MINORITY INTEREST                                                       2,197,936                 0

STOCKHOLDERS' EQUITY:
      Preferred stock, $.005 par value, 1,000,000 shares
         authorized, 500,000 $10 Series A Cumulative Convertible
         Shares issued and outstanding                                      2,500             2,500
     Common stock, $.02 par value, 50,000,000 shares
         authorized, 12,668,512 and 11,722,216 issued and
         outstanding at 1998 and 1997, respectively                       253,370           234,444
     Capital in excess of par value                                    10,719,376        10,165,245
     Common stock subscription receivable from related parties           (572,058)                0
     Retained deficit                                                  (3,313,473)       (3,473,048)
                                                                     ------------      ------------

          Total Stockholders' Equity                                    7,089,715         6,929,141
                                                                     ------------      ------------


          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 32,070,765      $  7,063,657
                                                                     ============      ============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                            CROWN ENERGY CORPORATION

                                   [Unaudited]

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         For the Three Months Ended
                                                                September 30,
                                                      ------------------------------
                                                         1998               1997
                                                      ------------      ------------

REVENUE:
         Asphalt revenue                              $ 15,734,718      $          0
                                                      ------------      ------------

Total Revenue                                           15,734,718                 0
                                                      ------------      ------------

COSTS AND OPERATING EXPENSES:
         Cost of goods sold                             11,299,005                 0
         Operating expenses                              2,178,830                 0
                                                      ------------      ------------

Total Costs and Operating Expenses                      13,477,835                 0
                                                      ------------      ------------

GROSS PROFIT                                             2,256,883                 0

         General and administrative expenses               438,184           145,011
         Depletion, depreciation and amortization          133,332                 0
                                                      ------------      ------------

INCOME (LOSS) FROM OPERATIONS                            1,685,367          (145,011)
                                                      ------------      ------------

OTHER INCOME (EXPENSES):
         Interest and other income                          97,254             8,786
         Interest and other expense                       (475,031)           (9,768)
                                                      ------------      ------------

Total Other Expenses, net                                 (377,777)             (982)
                                                      ------------      ------------

MINORITY INTEREST                                          690,884                 0

INCOME BEFORE TAX PROVISION                                616,706          (145,993)
                                                      ------------      ------------

PROVISION FOR TAXES:
         Deferred tax expense (benefit)                          0           (49,638)
                                                      ------------      ------------

NET INCOME (LOSS)                                     $    616,706      ($    96,355)
                                                      ============      ============

BASIC EARNINGS PER SHARE                              $       0.05      ($      0.01)
                                                      ============      ============

DILUTED EARNINGS PER SHARE                            $       0.03      ($      0.01)
                                                      ============      ============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                            CROWN ENERGY CORPORATION

                                   [Unaudited]

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          For the Nine Months Ended
                                                                September 30,
                                                      ------------------------------
                                                          1998               1997
                                                      ------------      ------------
REVENUE:
         Asphalt revenue                              $ 15,921,645      $          0
         Oil and gas production                                  0            77,496
                                                      ------------      ------------

Total Revenue                                           15,921,645            77,496
                                                      ------------      ------------

COSTS AND OPERATING EXPENSES:
         Production costs and related taxes                      0            54,653
         Cost of goods sold                             11,424,955                 0
         Operating expenses                              2,179,646                 0
                                                      ------------      ------------

Total Costs and Operating Expenses                      13,604,601            54,653
                                                      ------------      ------------

GROSS PROFIT                                             2,317,044            22,843

         General and administrative expenses               756,410           299,009
         Depletion, depreciation and amortization          133,332            23,817
                                                      ------------      ------------

INCOME (LOSS) FROM OPERATIONS                            1,427,302          (299,983)
                                                      ------------      ------------

OTHER INCOME (EXPENSES):
         Interest and other income                         217,440             4,928
         Interest and other expense                       (475,535)          (17,010)
         Loss on sale of subsidiary                              0          (751,461)
                                                      ------------      ------------

Total Other Expenses, net                                 (258,095)         (763,543)
                                                      ------------      ------------

MINORITY INTEREST                                         (697,935)                0

INCOME BEFORE TAX PROVISION                                471,272        (1,063,526)
                                                      ------------      ------------

PROVISION FOR TAXES:
         Deferred tax expense (benefit)                          0          (361,599)
                                                      ------------      ------------

NET INCOME (LOSS)                                     $    471,272         ($701,927)
                                                      ============      ============

BASIC EARNINGS PER SHARE                              $       0.04            ($0.06)
                                                      ============      ============

DILUTED EARNINGS PER SHARE                            $       0.03            ($0.06)
                                                      ============      ============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                            CROWN ENERGY CORPORATION

                                   [Unaudited]

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        For the Nine Months Ended
                                                                                               September 30,
                                                                                     ------------------------------
                                                                                         1998               1997
                                                                                     ------------      ------------
Cash Flows From Operating Activities:
       Net income (loss)                                                             $    471,271      ($   701,927)
                                                                                     ------------      ------------

       Adjustments  to  reconcile  net  loss  to  net  cash  used  by  operating activities:
                Amortization, depreciation and depletion                                  133,332            23,817
                Minority interest                                                         697,936                 0
                Net effect of sale of subsidiary                                                0           844,926
                Change in assets and liabilities:
                    Trade receivable                                                   (6,484,287)           17,357
                    Inventory                                                           2,045,972                 0
                    Other assets                                                         (392,023)          (60,187)
                    Accounts payable                                                    1,963,728            (2,550)
                    Other current liabilities                                             789,494           (90,929)
                    Line of credit with related party                                   3,124,647                 0
                    Deferred tax liability                                                      0          (361,599)
                                                                                     ------------      ------------

                           Total adjustments                                            1,878,799           370,835
                                                                                     ------------      ------------

                           Net Cash Provided by (Used in) Operating Activities          2,350,070          (331,092)
                                                                                     ------------      ------------

Cash Flows From Investing Activities:
       Additions to oil sand properties                                                         0           (16,152)
       Additions to property and equipment                                             (1,031,361)                0
       Equity investment in limited liability company                                  (1,326,055)                0
       Payment received on note receivable                                                      0            75,000
       Purchase of net asphalt distribution assets                                    (16,061,243)                0
                                                                                     ------------      ------------

                           Net Cash Used by
                                Investing Activities                                  (18,418,659)           58,848
                                                                                     ------------      ------------

Cash Flows From Financing Activities:
       Proceeds from line of credit from related party                                  7,141,930                 0
       Proceeds from preferential loan from related party                               6,000,000                 0
       Proceeds from minority interest                                                  1,500,000                 0
       Net changes in long-term debt                                                    1,019,928            (9,442)
       Net proceeds from issuance of convertible debenture                                      0           150,000
       Net proceeds from sale of common stock                                                   0           300,000
                                                                                     ------------      ------------

                           Net Cash Provided by Used in Financing Activities         $ 15,661,858      $    440,558
                                                                                     ------------      ------------

              The accompanying notes are an integral part of these
                        consolidated financial statements

                            CROWN ENERGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   [Continued]


                                                      For the Nine Months Ended
                                                             September 30,
                                                     ----------------------------
                                                         1998             1997
                                                     -----------      -----------

         Net Increase (Decrease) in Cash:            ($  406,731)     $   168,314
                                                     ===========      ===========

Cash at Beginning of Period                          $ 3,100,765      $   142,772
                                                     ===========      ===========

Cash at End of Period                                $ 2,694,034      $   311,086
                                                     ===========      ===========


Supplemental Disclosure of Cash Flow Information
       Cash paid during the period:
           Interest                                  $    52,670      $     4,844
                                                     ===========      ===========

           Income taxes                                     --               --
                                                     ===========      ===========



Supplemental Schedule of Non-cash Investing and Financing Activities:

       For the period ended September 30, 1998:

                None

       For the period ended September 30, 1997:

                The company issued 45,000 shares of common stock in payment of accounts payable and oil sand project costs.

                The Company issued 56,877 shares of common stock in payment of $25,985 in long-term debt.

                The Company issued 64,693 shares of common stock in a partial debenture conversion.



              The accompanying notes are an integral part of these
                        consolidated financial statements

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS


         NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in stockholders' equity and cash flows at September 30, 1998 and for all periods presented have been made.

                  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 Annual Report on Form 10-K. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the operating results for the full year.

                  ORGANIZATION

                  Crown Energy Corporation ["Crown" or the "Registrant"], a Utah corporation, was organized on March 17, 1981. Crown's primary activities have been the acquisition and development of oil and gas leases.

                  BuenaVentura Resources Corporation ["BVRC"], a Utah corporation, was organized October 24, 1985. Crown acquired 100% of BVRC on September 30, 1992. On August 6, 1997, the name of BVRC was changed to Crown Asphalt Corporation ["CAC"]. On September 1, 1997, the corporation entered into a joint venture with MCNIC Pipeline and Processing Company to construct and operate an asphalt production facility at Asphalt Ridge (See Note 2 - Formation of Joint Venture). The Company's asphalt production business is CAC's primary business activity.

                  Crown Asphalt Products Company ("CAPCO") was formerly known as Energy Technologies Corporation. CAPCO was formed in 1991, but until recently has been a dormant entity. The Company recently activated CAPCO for the purpose of developing an asphalt marketing and distribution business. On July 2, 1998, CAPCO formed Crown Asphalt Distribution, LLC ("CAD"), with MCNIC Pipeline and Processing Company ("MCNIC") a subsidiary of MCN Energy Group, Inc. ("MCN"), a large diversified energy holding company with approximately $4 billion in assets to acquire the asphalt distribution assets of Petro Source Asphalt Company. CAD is operated by CAPCO.

                  PRINCIPLES OF CONSOLIDATION

                  The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS


         NOTE 2 - FORMATION OF JOINT VENTURE

                  On August 1, 1997, Crown's wholly-owned subsidiary, CAC entered into a joint venture with MCNIC, The joint venture will operate through Crown Asphalt Ridge, L.L.C., a Utah limited liability company, ("Crown Ridge") and will be devoted to extracting commercially marketable products from CAC's oil sand reserves (the "Reserves") located at Asphalt Ridge in eastern Utah.

                  MCNIC and CAC will initially hold sharing ratios of 75% and 25%, respectively, in profits, losses and obligations of the L.L.C. The forgoing ratios will be adjusted to provide each party with a 50% sharing ratio upon the achievement of certain payouts to MCNIC. CAC's required capital contribution to the L.L.C. consists of (i) CAC's rights under certain equipment leases with a fair market value of up to $3.5 million to be obtained by CAC; (ii) the Sublicense of Crown's proprietary oil sands refining technology from Park Guymon Enterprises, Inc.; (iii) the capital reserves (which were valued at the time of the formation of the L.L.C. at $500,000) and (iv) an amount of cash, if any, needed to bring CAC's capital contributions up to 25% of the capital required to construct the initial oil sands refining plant. After giving effect to the value of the items described above, MCNIC, in turn, will be required to fund 75% of the cash required to construct the initial plant contemplated by the L.L.C.'s Operating Agreement.

         NOTE 3 - ACQUISITION OF ASSETS

                  On July 2, 1998, Crown Asphalt Distribution, L.L.C. ("CAD"), a newly formed limited liability company, the sole members of which are MCNIC and CAPCO, a wholly owned subsidiary of Crown, completed the acquisition of the inventory and assets of Petro Source Asphalt Company ("Seller"), a Texas corporation, including asphalt supply and marketing contracts, owned and leased equipment, personal property, fixtures, equipment leases, real estate leases, technology licenses, other related agreements, certain intellectual property, products inventory, and ownership, leasehold or other contractual interests in and to asphalt distribution facilities in Utah, Colorado, Nevada and Arizona and a refinery in Santa Maria, California (the "Acquired Assets").

                           CAD is owned by CAPCO  (50.01%)  and MCNIC  (49.99%).
                  The business of CAD is operated by CAPCO. No officer, director or affiliate of the Registrant has a material relationship with the Seller. The Acquired Assets (excluding products inventory) were purchased for $7.5 million, the amount determined by the parties to be the fair market value of such assets, with capital contributed to CAD by MCNIC. The products inventory had an agreed upon fair market value of $6,797,932 and was purchased with the proceeds of a working capital loan to CAD from MCNIC. To finance the acquisition, MCNIC funded the $14,641,930 acquisition through a combination of a $6,000,000 Preferential contribution, which yields 15% and is payable solely out of 50% of the net cash flow from CAD and a working capital line, which accrues interest at 8% (see Note
                  5).

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS



         NOTE 4 - PROCESSING AGREEMENT EXPIRATION

                  The Company, through its subsidiary, CAD has an agreement with Santa Maria Refining Company ("SMRC") and SABA Petroleum whereby it purchases crude oil, processes it at the Santa Maria Refinery and markets the slate of products produced, primarily asphalt. This agreement was acquired through the Petro Source asset acquisition. The profits of the refinery are split approximately 50% to Crown and 50% to SMRC. The primary term of the agreement expires on December 31, 1998. Pursuant to agreement, Crown has given written notice requesting an extension. SMRC has until December 31, 1998 to either accept or reject this request.

         NOTE 5 - WORKING CAPITAL LINE

                  CAPCO's partner in the acquisition of the acquired assets (see
                  Note 3), MCNIC, extended a working capital line to CAD to finance the Company's asphalt purchases and accounts receivable. As of September 30, 1998, this line plus additional funds advanced, had a balance of approximately $10,266,571 and accrues interest at 8%. Through the period ended September 30, 1998, $184,230 in interest had been accrued. This line is repaid solely out of the cash flow from CAD. The Company is currently reviewing other proposals for the working capital line, however MCNIC has the option to match the terms of such line.

         NOTE 6- ASPHALT DEMERITS

                  Crown's subsidiary, CAPCO blends asphalt for sale to contractors and state agencies. The asphalt sold must meet certain specifications for a particular application. If the asphalt sold does not meet these specifications for whatever reason, the asphalt supplier may be held liable for possible damages (asphalt demerits) therefrom. Crown is currently reviewing two jobs sold in which the purchaser is claiming damages due to asphalt that they claim did not meet specifications. Crown carries product liability insurance that it believes will cover any such damages.

         NOTE 7 - LONG TERM DEBT

                  As part of the contemplated acquisition of the Cowboy asphalt terminal in North Salt Lake City, Utah, the Company assumed debt of approximately $1,067,111. The terms of such debt have not been finalized, however as presently contemplated, the Company believes such debt shall accrue interest at 10% and be repaid in monthly installments of approximately $16,000 per month with a balloon payment of $650,000 due in the year 2008.

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS


         NOTE 8 - CONCENTRATION OF CREDIT RISK

                  The realization of the Company's investment in oil sand properties is dependent on the success of the joint venture with MCNIC to successfully complete construction of its asphalt production facility and profitably sell the related asphalt products. The Company currently has not generated any significant revenues through the sale of asphalt products from its project at Asphalt Ridge in eastern Utah.

         NOTE 9 - EXERCISE OF STOCK OPTIONS

                  On January 2, 1998, certain officers, directors and employees of the Company exercised 946,296 options to purchase common stock for $549,166 in notes receivable. The notes bear interest at the prime rate, adjusted the 1st day of each calendar quarter, and are payable on or before January 2, 2003.

         NOTE 10 - ACCOUNTING STANDARDS

                  Reporting Comprehensive Income - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No.130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130. Accordingly, the Company determined that no transactions were considered to be an additional component of comprehensive income. Therefore, comprehensive income (loss) equaled net income (loss) for the three and nine-month periods ended September 30, 1998 and 1997.

                  In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which redefines how public business enterprises report information about operating segments in annual financial statements. The statement also establishes standards for related disclosures about products and services, geographical areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The Company does not expect the impact of SFAS No. 131 to be material in relation to its financial statements

                  In February 1998, the FASB issued SFAS No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132 does not change the measurement or recognition of pension and other postretirement benefit plans. It standardizes the disclosure requirements for those plans, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The Company does not expect the impact of SFAS No. 132 to be material in relation to its financial statements.

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS



         NOTE 10 - ACCOUNTING STANDARDS (CONTINUED)

                  In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which supersedes SFAS No. 80, Accounting for Futures Contracts, SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-sheet Risk and Financial Instruments with Concentration of Credit Risk, and SFAS No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments, and also amends certain aspects of other SFAS's previously issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for the Company's financial statements for the year ending December 31, 2000. The Company does not expect the impact of SFAS No. 133 to be material in relation to its financial statements.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULT OF OPERATIONS
                 -----------------------------------------------


RESULTS OF OPERATIONS
---------------------

For the three month  period  ended  September  30,  1998,  compared to the three
--------------------------------------------------------------------------------
months ended September 30, 1997.
--------------------------------

         Asphalt revenue increased from $0 for the three months ended September 30, 1997 to $15,734,718 for the three months ended September 30, 1998. This increase was due to revenue from CAPCO's operation and the Company's newly formed asphalt distribution subsidiary, Crown Asphalt Distribution, LLC ("CAD"). CAD sold approximately 114,000 tons of asphalt during the period.

         Cost of goods sold increased from $0 for the three months ended September 30, 1997 to $11,299,005 for the three months ended September 30, 1998. This increase was due to the cost of products sold by CAD. Cost of goods sold primarily represents the cost of asphalt purchased from suppliers, such as Exxon, and the related transportation and blending costs.

         Operating expenses increased form $0 for the three months ended September 30, 1997 to $2,178,830 for the three months ended September 30, 1998. This increase was due to the cost of operating the asphalt distribution assets acquired through CAD. Operating expenses primarily represent asphalt terminal labor expenses, utility expenses and lease expenses.

         Gross profit of $2,256,883 represents a margin of approximately 14% on sales after cost of goods sold and operating expenses. The Company's gross margin is dependent on the Company's ability to operate its facilities efficiently, purchase its asphalt at favorable market prices and blend its products to meet required industry specifications.

         General and administrative expenses increased from $145,011 for the three months ended September 30, 1997 to $438,184 for the three months ended September 30, 1998, an increase of $293,173. This change was due to increased costs related to the Company's investment in the Crown Asphalt Ridge joint venture with MCNIC and administrative costs related to CAD.

         Depletion, depreciation and amortization increased from $0 for the three months ended September 30, 1997 to $133,332 for the three months ended September 30, 1998. This increase was due to depreciation on the asphalt assets acquired and amortization of goodwill recorded on the acquisition.

         Other Income (Expense) fluctuated from total expenses of $982 for the three months ended September 30, 1997 to $475,031 for the three months ended Sept 30, 1998. This fluctuation was primarily due to interest expense on the debt recorded in the asphalt asset acquisition and interest on the line of credit used to finance the operation of the business.

For the nine month period ended September 30, 1998,  compared to the nine months
--------------------------------------------------------------------------------
ended September 30, 1997.
-------------------------

         Asphalt revenue increased from $0 for the nine months ended September 30, 1997 to $15,921,645 for the nine months ended September 30, 1998. This increase was due to revenue from CAPCO's operations and the Company's newly formed asphalt distribution subsidiary, Crown Asphalt Distribution, LLC ("CAD"). CAD sold approximately 114,000 tons of asphalt during the period.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULT OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)
---------------------------------

         Cost of goods sold increased from $0 for the nine months ended September 30, 1997 to $11,424,955 for the nine months ended September 30, 1998. This increase was due to the cost of products sold by CAD. Cost of goods sold primarily represents the cost of asphalt purchased from suppliers, such as Exxon, and the related transportation and blending costs.

          Operating expenses increased from $0 for the nine months ended September 30, 1997 to $2,179, 646 for the nine months ended September 30, 1998. This increase was due to the cost of operating the asphalt distribution assets acquired through CAD. Operating expenses primarily represent asphalt terminal labor expenses, utility expenses and lease expenses.

          Gross profit of $2,317,044 represents a margin of approximately 15% on sales after cost of goods sold and operating expenses. The Company's gross margin is dependent on the Company's ability to operate its facilities efficiently, purchase its asphalt at favorable market prices and blend its products to meet required industry specifications.

         General and administrative expenses increased from $299,009 for the nine months ended September 30, 1997 to $756,410 for the nine months ended September 30, 1998, an increase of $457,401. This change was due to increased costs related to the Company's investment in the Crown Asphalt Ridge joint venture with MCNIC and administrative costs related to CAD.

         Depletion, depreciation and amortization increased from $23,817 for the nine months ended September 30, 1997 to $133,332 for the nine months ended September 30, 1998. This increase was due to depreciation on the asphalt assets acquired and amortization of goodwill recorded on the acquisition.

         Other Income (Expense) fluctuated from total expenses of $763,543 for the nine months ended September 30, 1997 to $258,095 for the nine months ended September 30, 1998. This fluctuation was due to a loss of $751,461 recorded on the sale of a subsidiary in 1997. This change was partially offset by interest and other income of $217,440 recorded in 1998 and interest expense incurred on the debt recorded in the asphalt asset acquisition and interest on the line of credit used to finance the operation of the business.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         At September 30, 1998, the Company had cash and other current assets of $17,971,316 and current liabilities of $15,824,679 as compared to cash and other current assets of $3,288,989 and current liabilities of $124,981 at December 31, 1997. These fluctuations were due to the business operations of the CAD asphalt asset acquisition, income from operations and equity contributions to the Crown Asphalt Ridge, L.L.C. ("Crown Ridge"). As of September 30, 1998, the Company had long-term debt obligations of approximately $1,000,000 and a preferential debt obligation of $6,000,000 related to the asset acquisition. The Company is obligated to make monthly payments of approximately $16,000 on the $1,000,000 debt and is obligated to distribute 50% of the net cash flow from CAD, after the debt payment above, as payment on the $6,000,000 preferential debt. The Company is also obligated to distribute 50% of the remaining cash flow of CAD to MCNIC Pipeline and Processing Company, the minority interest holder. The Company has available for CAD's operations a working capital line from MCNIC of approximately $10,000,000. The Company believes it has sufficient capital to meet all of its current working capital requirements and its share of Crown Ridge's budgeted capital requirements. However, there can be no assurance that such obligations can be met.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULT OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
-------------------------------------------

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

YEAR 2000 ISSUES
----------------

         Crown and its subsidiaries have not yet completed an assessment of Year 2000 ("Y2K") issues that could impact its information technology ("IT") and non-IT systems. Crown and its subsidiaries employ a number of IT systems in their operations, including, without limitation, computer networking systems, financial systems and other similar systems. In 1998, Crown and its subsidiaries began conversion of their principal computer software systems to a new integrated system to support future growth and improve productivity. Crown believes that its new computer system will be Y2K compliant, but has not tested the system.

         With respect to non-IT systems containing embedded electronic circuits, Crown has not conducted an assessment of such systems for it or its subsidiaries. Crown's greatest non-IT Y2K concerns are with Crown Ridge, a limited liability company partially owned by Crown's wholly-owned subsidiary CAC, and CAD, a limited liability company partially owned by Crown's wholly-owned subsidiary CAPCO. Crown Ridge owns and operates an asphalt processing facility near Vernal, Utah and Crown Distribution owns and operates asphalt distribution facilities in Utah, Colorado, Nevada and Arizona and
California.   The  vast  majority  of  Crown's  income  is  derived  from  these operations.

         Crown is not aware of the potential cost, if any, to remediate direct or indirect Y2K problems for Crown and its subsidiaries. At present, Crown has spent approximately $20,000 upgrading its IT systems. Crown has not spent any money to assess or remediate non-IT issues. Crown expects to begin an assessment of Y2K issues in the first quarter of 1999. However, there is no assurance that Crown will be able to complete its assessment or remediate problems before the end of 1999.

         Crown believes that it is most reasonably likely that its own computers will perform according to expectations on and after January 1, 2000. However, Crown is highly dependant upon electric power, natural gas, asphalt, petroleum based products and chemicals as well as the delivery of such items by all forms of transportation, including, pipeline, shipping, rail and truck. A shortage of any of the foregoing products or a failure one or more methods of transportation would have a material adverse affect on Crown, its subsidiaries and their operations. Because Crown has not evaluated whether its key suppliers are or will be Y2K compliant, it must assume that these suppliers will have disruptions in their deliveries and services to Crown and its subsidiaries. The worst case Y2K scenarios for Crown would include a complete shut-down of Crown Ridge's Facility and one or more of the distribution centers of Crown Distribution since most of Crown's income is expected to be derived from these operations.

         Crown has not yet developed any contingency plans in the event that its or its subsidiaries' IT or non-IT systems fail or in the event that material suppliers of goods or services fail or have significant disruptions in deliveries to Crown and its subsidiaries.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None.

ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Reports on Form 8-K

         Exhibit           Name
         -------           ----

          10.1 Purchase and Sale Agreement dated July 2, 1998 between Petro Source and Crown Asphalt Distribution*

          10.2 Saba Petroleum Processing Agreement for Santa Maria Refinery in California dated May 1, 1997 between Petro Source Refining Corporation and Santa Maria Refining Company and Saba Petroleum Company, which was assigned to the Company on or about July 2, 1998**

          10.3 MetLife Equipment Lease dated May 1, 1997 between Petro Source Refining Corporation and MetLife Capital Corporation, which was assigned to the Company on or about July 2, 1998**

          10.4 PacifiCorp Property Lease dated April 1, 1996 between Petro Source Refining Corporation and PacifiCorp, which was assigned to the company on or about July 2, 1998**

          10.5 GATX Rail Car Lease dated December 10, 1987 between Petro Source Corporation and General American Transportation Corporation, which was assigned to the Company on or about July 2, 1998**

          10.6             Office Space Lease**

          27               Financial Data Schedule

         ----

         *Incorporated by reference from the Company's Form 8-K filed with the Commission on or about July 17, 1998, bearing commission file number 0-19365.

         **To be filed pursuant to Rule 201 Temporary Hardship Exemption.

         ----

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


                                              CROWN ENERGY CORPORATION
                                    --------------------------------------------
                                    (Registrant)

Date: November 14, 1998             By: /s/ JAY MEALEY
    ------------------------           -----------------------------------------
                                    Jay Mealey, President

Date: November14, 1998              By: /s/ RICHARD S. RAWDIN
    ------------------------           -----------------------------------------
                                    Richard S. Rawdin, Vice President of Finance