Form 10-Q/A
period 1998-09-30
CROWN ENERGY CORP
filed 1998-11-25
CIK 876528

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             AMENDMENT TO FORM 10-Q

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

    Yes  X       No
   -------    -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

There were 12,668,512 shares of $.02 par value common stock outstanding as of November 13, 1998.

     The purpose of this Amendment is to add an electronic copy of exhibits previously filed in paper under Form SE pursuant to a temporary hardship exemption.


ITEM 6.  Exhibits and Reports on Form 8-K

         Exhibit           Name
         -------           ----

          10.1 Purchase and Sale Agreement dated July 2, 1998 between Petro Source and Crown Asphalt Distribution*

          10.2 Saba Petroleum Processing Agreement for Santa Maria Refinery in California dated May 1, 1997 between Petro Source Refining Corporation and Santa Maria Refining Company and Saba Petroleum Company, which was assigned to the Company on or about July 2, 1998

          10.3 MetLife Equipment Lease dated May 1, 1997 between Petro Source Refining Corporation and MetLife Capital Corporation, which was assigned to the Company on or about July 2, 1998

          10.4 PacifiCorp Property Lease dated April 1, 1996 between Petro Source Refining Corporation and PacifiCorp, which was assigned to the company on or about July 2, 1998

          10.5 GATX Rail Car Lease dated December 10, 1987 between Petro Source Corporation and General American Transportation Corporation, which was assigned to the Company on or about July 2, 1998

          10.6             Office Space Lease

          27               Financial Data Schedule**

         ----

         *Incorporated by reference from the Company's Form 8-K filed with the Commission on or about July 17, 1998, bearing commission file number 0-19365.

         **Incorporated by reference from the Company's Form 10-Q filed with the Commission on or about November 16, 1998, bearing commission file number 0-19365.


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


                                              CROWN ENERGY CORPORATION
                                    --------------------------------------------
                                    (Registrant)

Date: November 24, 1998             By: /s/ JAY MEALEY
    ------------------------           -----------------------------------------
                                    Jay Mealey, President

Date: November 24, 1998              By: /s/ RICHARD S. RAWDIN
    ------------------------           -----------------------------------------
                                    Richard S. Rawdin, Vice President of Finance