Form 10-K
period 1998-12-31
CROWN ENERGY CORP
filed 1999-06-14
CIK 876528

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period From __________ to __________

                         Commission File Number 0-19365
                            CROWN ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

                  UTAH                                 87-0368981
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization

       215 South State, Suite 650
          Salt Lake City, Utah                                      84111
(Address of principal executive offices)                          (Zip Code)

       Registrant's telephone number, including area code: (801) 537-5610

     Securities registered pursuant to Section 12(b) of the Act: (None)

           Securities registered pursuant to Section 12(g) of the Act:
                          $0.02 PAR VALUE COMMON STOCK
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                 YES [ ] NO [X]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of common stock, par value $0.02 per share, held by non-affiliates of the registrant on May 24, 1999 was $10,391,916 using the average bid and asked price for Registrant's common stock. As of May 24, 1999, registrant had 13,285,581 shares of its common stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                     (None)

    Transitional Small Business Disclosure Format (check one) YES [ ] NO [X]

                                     PART I.

STATEMENTS MADE OR INCORPORATED IN THIS ANNUAL REPORT INCLUDE A NUMBER OF FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FUTURE", AND WORDS OF SIMILAR IMPORT WHICH EXPRESS MANAGEMENT'S BELIEF, EXPECTATIONS OR INTENTIONS REGARDING THE COMPANY'S FUTURE PERFORMANCE OR FUTURE EVENTS OR TRENDS. RELIANCE SHOULD NOT BE PLACED ON FORWARD-LOOKING STATEMENTS BECAUSE THEY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, WHICH MAY CAUSE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO DIFFER MATERIALLY FROM ANTICIPATED FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSLY OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. IN ADDITION, THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.


ITEM 1.  BUSINESS

General

         Crown Energy Corporation is a Utah corporation that specializes in the production and distribution of premium asphalt products to meet the new, higher quality standards for federal and state highways. The Company is based in Salt Lake City, Utah and operates primarily through two wholly owned subsidiaries, Crown Asphalt Corporation ("CAC") and Crown Asphalt Products Company ("Capco"), both of which are Utah corporations. CAC operates the asphalt production business through its minority interest in Crown Asphalt Ridge, L.L.C., a Utah limited liability company ("Crown Ridge"), and Capco operates the asphalt distribution business through its majority interest in Crown Asphalt Distribution, L.L.C., a Utah limited liability company ("Crown Distribution").

         Crown Energy Corporation's consolidated financial statements and results of operations include the accounts and results of operations of CAC, Capco and Crown Distribution. Accordingly, references in this Annual Report to "Crown" or the "Company" include, unless otherwise noted, CAC, Capco and Crown Distribution.

         The Company was formed in 1981 as an oil and gas production company. The Company changed its business focus to concentrate on the production and distribution of premium asphalt products in 1995. The Company's results of operations for the preceding three fiscal years reflect this change in focus. In particular, for the years ended December 31, 1996 and 1997, the Company reported declining revenues from oil and gas sales of $224,855 and $86,781, respectively, as oil and gas operations were phased out. For the year ended December 31, 1998, the Company reported revenues from the sale of asphalt products of approximately $24 million. See "Item 6 - Selected Data." Most of these revenues were recorded in the last half of 1998 as a result of Crown Distribution's asphalt product sales.

         The Company's recent accomplishments include the formation and ongoing progress of two joint ventures. One such joint venture, Crown Ridge, constructed an approximate $22 million Asphalt Oil Sand Production Facility at Asphalt Ridge, near Vernal, Utah (the "Facility"). Through another joint venture entity, Crown Distribution, the Company has acquired ownership interests in asphalt distribution facilities located in Utah, Arizona, Colorado and Nevada.

         In August 1997, the Company formed Crown Ridge with MCNIC Pipeline & Processing Company, a Michigan corporation ("MCNIC"), to construct, own and operate the Facility at the Company's Asphalt Ridge deposit in northeast Utah. MCNIC is a wholly-owned subsidiary of MCN Energy Group, Inc. ("MCN") (NYSE:MCN), a large diversified energy holding company with over $4 billion in assets and investments throughout North America and India. MCN is involved in oil and gas exploration and production, natural gas gathering, processing, transmission and storage, energy marketing, electric power generation and distribution, and other energy-related businesses and serves 1.2 million customers in more than 500 communities throughout Michigan. Information about MCN Energy Group is available on the World Wide Web at http://www.mcnenergy.com. The Company has contributed significant resources, including certain Oil Sand Resources and a technology sublicense through which Crown Ridge may utilize certain proprietary technology to extract marketable products from the oil sand reserves, in order to further the continued development of the Facility by Crown Ridge. To date, Crown Ridge has invested approximately $22 million in the Facility. The construction of the Facility has been substantially completed, however the Facility has encountered certain construction technical difficulties which the Company believes will be resolved. The Facility has a designed capacity of 100,000 tons of asphalt per year and the Company believes it will be operational in the second half of 1999. The Company presently owns a 25% equity interest in Crown Ridge and MCNIC holds the remaining 75% equity interest. The Company has the right to acquire up to a 60% equity interest in Crown Ridge contingent, however, upon MCNIC's receipt of certain preferential returns and Crown Ridge's election to pursue certain expansion opportunities. See "Item 1. Business - Asphalt Production - Crown Asphalt Ridge, L.L.C." below.

         In August 1997, contemporaneous with the Company's Crown Ridge joint venture with MCNIC, the Company also closed on an agreement for the private sale of $5 million of the Company's $10 Series A Cumulative Convertible Preferred Stock (the "Series A Preferred") to Enron Capital & Trade Resources Corp. ("ECT"), a subsidiary of Enron Corp. ("Enron"), (NYSE:ENE). Enron is a major buyer and seller of natural gas with assets of approximately $20 billion. Enron also builds and manages worldwide natural gas transportation, power generation, liquids and clean fuels facilities. Information about Enron is available on the World Wide Web at http://enron.com. Proceeds from the sale of stock to ECT have been used for working capital and to finance the Company's share of construction and start-up costs related to Crown Ridge, which includes the construction of the Facility. Certain rights, preferences and limitations relating to the Series A Preferred are detailed in "Item 5. Market Price for the Company's Common Equity and Related Stockholder Matters" below.

         In June 1998, the Company, through Capco, entered into a joint venture by forming Cowboy Asphalt Terminal, L.L.C., a Utah limited liability company ("CAT LLC"), with Foreland Asphalt Corporation, a Utah corporation engaged in the asphalt roofing products business ("Foreland"). CAT LLC was formed to acquire an asphalt terminal and its underlying real property located in North Salt Lake City. The asphalt terminal property of CAT LLC was apportioned and portions designated for the exclusive uses of either Capco or Foreland, each of which will retain all revenues and profits generated from their respective exclusive operations. Crown Distribution, through the exercise of an option on or about December 21, 1998, owns 66.67% of CAT LLC and the remaining 33.33% is owned by Foreland. CAT LLC is a majority owned and controlled subsidiary of Crown Distribution and the accounts and results of operations of CAT LLC will be included within the Company's consolidated financial statements and results of operations. See "Item 1. Business - Asphalt Distribution - Cowboy Asphalt Terminal, L.L.C." below.

         On July 2, 1998, Crown Distribution was formed as a second joint venture between the Company (through its Capco subsidiary) and MCNIC. Crown
Distribution is owned 50.01% by the Company and 49.99% by MCNIC. Crown Distribution was formed to acquire the inventory and assets of Petro Source Asphalt Company, a Texas corporation. By completing this acquisition, the Company acquired ownership or leasehold interests in certain asphalt distribution facilities located in Utah, Arizona, Colorado and Nevada. These asphalt distribution facilities enable the Company to purchase oil products and related raw materials from its suppliers and to store, process, blend and otherwise produce various grades of asphalt and asphalt products for sale to its customers in the western United States. The Company's revenues during the year ended December 31, 1998 were generated primarily through Crown Distribution's asphalt product operations. See "Item 1. Business - Asphalt Distribution - Crown Asphalt Distribution, L.L.C." below.

         The Company's control of Crown Distribution and CAT LLC complement the Company's interest in Crown Ridge and Crown Ridge's ownership and operation of the newly constructed Facility. The asphalt distribution capabilities of Crown Distribution and CAT LLC offer vertical integration for the Company's operations
- the Company can now produce, process, blend, store, transport, distribute and sell finished asphalt products in its western United States target market. These operations rely primarily upon the purchase of oils, hydrocarbons and other raw materials from third party suppliers. As Crown Ridge's extraction and processing operations at the Facility produce commercial quantities of asphalt products, management of the Company expects that all of such products will be marketed, distributed and sold through Crown Distribution's asphalt terminals, thereby displacing some of the raw materials purchased by Crown Distribution from third party suppliers for resale.

         On April 17, 1999, the Company acquired fixed terminal assets at Laurel (Billings), Montana and Williston, North Dakota along with the associated inventory, and certain contractual agreements of Asphalt Supply & Services, Inc. and Inoco, Inc. for $4,000,000, consisting of $750,000 in cash and 2,500,000 shares of unregistered common stock. In the event that the bid price of the common stock is less than $1.10 for 120 consecutive trading days at any time between April 17, 1999 and December 31, 2000, the seller has the right to require the Company to purchase all shares for $1.10 per share. The Company has the right to repurchase up to 2,000,000 of the shares of common stock from the seller, at any time, for $2.05 per share. The acquisition has been accounted for as a purchase.

         On May 12, 1999, the Company entered into an agreement to acquire an asphalt terminal in Rawlins, Wyoming and inventory for $2,291,571 from S&L Industrial. Upon closing of this transaction, the Company will assume S&L's debt of approximately $1,800,000, issue a note payable to S&L for $225,000, and make a cash payment of $266,571 to S&L. Closing of this transaction will occur when all conditions have been satisfied, such as the delivery of consents of third parties. The Company expects closing to occur in the near future. Under the Company's contractual joint venture relationships with MCNIC, MCNIC may have certain rights to participate in additional business opportunities, if any, which may be pursued by the Company. See "Item 1. Business - Asphalt Distribution Crown Asphalt Distribution, L.L.C. - Additional Opportunities."

         As the Company increases its asphalt products marketing and distribution activities at its asphalt terminals, the Company remains open to other asphalt related business opportunities and is actively seeking to acquire asphalt terminals which can complement the Company's existing asphalt distribution capabilities.

         More detailed information about the asphalt industry and the Company's asphalt production and distribution businesses is provided below.

The Asphalt Industry

         The United States asphalt market is estimated to be a 30 million-ton market which historically has been supplied by the large U.S. oil refiners. In recent years, management of the Company believes that the U.S. asphalt market has undergone significant changes. In particular, national and international demand for asphalt has increased. Further, recently established standards which require the use of higher quality asphalt for federal and state highways in the United States have increased the demand for higher quality asphalts. At the same time, recent reductions of heavy crude production have resulted in a decrease in asphalt supply. The Company believes that these changes are favorable to asphalt producers and suppliers such as the Company.

         Deterioration of the nation's infrastructure has drawn increasing public attention and concern, and the emphasis in the highway industry is shifting from construction of new roads and bridges to maintenance and replacement of aging facilities. As the U.S. government, state and federal agencies focus on decaying infrastructure and facilities, the need for better techniques and materials to build longer-lasting roads and to repair existing ones cost-effectively has developed. Congress authorized the Strategic Highway Research Program (SHRP) as a coordinated national effort to meet the tough challenges facing the highway industry. SHRP was a five year, $150 million research program funded through state-apportioned federal highway aid funds. Its research was tightly focused on the development of pragmatic products of immediate use to the highway agencies. Using a wide range of advanced materials characterization techniques that had not been applied to asphalt previously, SHRP determined how asphalt material properties affect pavement performance. The new performance graded (PG) specifications focus on the climate conditions of a given location and the specific temperature band in which the PG asphalt must work within. The recommendation for the improved PG asphalt binder specifications has been adopted by the Federal Highways Administration (FHWA) and many states. The remaining states are in different stages of implementation and will be required to have implemented the new PG specifications by the year 2000. The result of the more stringent SHRP performance grades in the western United States is that most asphalts used on state and federal projects will need to be modified with polymers or high performance asphalts, or both, to meet the required specifications.

         The Company believes that the Facility will produce asphalt products which meet the SHRP performance specifications. However, until the asphalt is produced at the Facility in commercial quantities there can be no assurance of its quality or performance.

         Through its relationships with producers, refiners, suppliers, transporters and users of asphalt, including state and federal governmental departments, asphalt associations, consultants and private sector companies; as well as its strategically located asphalt distribution terminals, PG asphalt blending processes and Asphalt Ridge reserves, the Company believes that it is well positioned to meet the needs of the changing asphalt market. However, the Company will be competing with several larger companies in the regional asphalt supply business. Competition in the asphalt supply business is based primarily on price and quality. Further, the Company will be competing with traditional refineries with respect to the production of asphalt products. In general, these competitors have significant financial, technical, managerial and marketing resources and, both separately and combined, represent significant competition for the Company in its markets.

         The asphalt industry is seasonal. Demand for asphalt decreases significantly during the winter months when cold weather and snow interferes with highway construction and repair. Notwithstanding the decrease in demand for asphalt and asphalt-related products during the winter months, the Company believes that it can continue producing asphalt, and storing such product, to meet the peak demands of spring and summer. In addition, the Company expects to continue purchasing asphalt from outside suppliers in the winter months, when prices are lower, for storage at its asphalt terminals and resale in the spring and summer.

Asphalt Distribution

         Crown Asphalt Distribution, L.L.C.

         Formation and Current Development Status. On July 2, 1998, Crown Distribution was formed as a second joint venture between the Company and MCNIC. The Company and MCNIC (sometimes referred to hereafter as the members) possess sharing ratios ("sharing ratios") of 50.01% and 49.99%, respectively, in the profits, losses and obligations of Crown Distribution. Accordingly, the Company holds a majority and controlling interest in Crown Distribution and the accounts and results of operations of Crown Distribution are included within the Company's consolidated financial statements.

          On July 2, 1998, Crown Distribution purchased the inventory and assets of Petro Source Asphalt Company, a Texas corporation. The purchased assets included asphalt supply and marketing contracts, owned and leased equipment, personal property, fixtures, equipment leases, real estate leases, technology licenses, other related agreements, certain intellectual property, products inventory, ownership interests in and to asphalt distribution facilities in Utah, Colorado, Nevada and Arizona and certain processing rights at a refinery in Santa Maria, California (see below).

         These assets (excluding products inventory) were purchased for $7.5 million, the amount determined by the parties to be the fair market value of such assets, with capital contributed to Crown Distribution by MCNIC. The products inventory was also purchased by Crown Distribution for $6,797,932 and this portion of the purchase price was funded by a loan to Crown Distribution from MCNIC.

         Collectively, the asphalt distribution facilities purchased from Petro Source Asphalt Company enable the Company to purchase asphalt products and related raw materials from third party vendors and to produce various grades of asphalt for sale to its customers. During the period between July 2, 1998 and December 31, 1998, these asphalt distribution facilities distributed approximately 41,000 tons of asphalt and generated revenue of approximately $6,423,000 (excluding revenues associated with the Santa Maria processing agreement discussed below.) Company management believes that Crown Distribution's acquisition of these assets creates excellent vertical integration for the Company's overall asphalt business and provides a solid distribution network for the asphalt production from the Company's Facility at Asphalt Ridge.

         Under the Santa Maria Refinery processing agreement, Crown Distribution's predecessor (and Crown Distribution since July 2, 1998) marketed and sold the asphalt products and maintained the inventory at this refinery, in exchange for approximately 50% of the net profit realized upon the sale of the processed product. During 1998, the refinery processed on average 3,850 barrels a day of throughput. Revenues from the processing agreement were approximately $15.9 million (or roughly 65% of the Company's total consolidated revenues) for the year ended December 31, 1998. In February 1999, however, the Company received a notice from the refinery owner that this processing agreement will terminate as of April 30, 1998. The potential loss of revenues associated with this processing contract was known to the Company prior to the July 2, 1998 acquisition transaction and factored into the purchase price. Management of the Company believes that revenues generated from the Company's recently acquired asphalt terminals will offset a significant portion of such revenues. Further, the Company is presently negotiating and expects to enter into some arrangement under which the Santa Maria refinery will process asphalt products for the
Company for sale by the Company in the markets served by the refinery. Therefore, the Company does not expect the termination of this processing agreement to have a material adverse impact upon the Company's financial condition. Subsequent to the termination of the processing contract, the refinery owner purchased asphalt products located at the refinery from the Company for a sum, after offsetting certain expense reimbursements owed to the refinery, of roughly $1.7 million, of which $1,000,000 has been paid to the Company.

         The Company and MCNIC are joint venture partners in both Crown Ridge and Crown Distribution (the Company is in control of Crown Distribution and MCNIC is in control of Crown Ridge). Although there can be no assurance, management of the Company expects that Crown Distribution will distribute the asphalt products extracted and produced by Crown Ridge. Crown Distribution's asphalt distribution facilities will allow the Company to store, transport, distribute, market and sell the asphalt products extracted by and produced at the Facility owned and operated by Crown Ridge, assuming acceptable transfer pricing and other payment terms will be agreed upon by Crown Distribution and Crown Ridge.

         The Company's original capital contribution to Crown Distribution of a nominal amount was paid on or about the date of formation of Crown Distribution. Thereafter, on December 21, 1998, Crown Distribution exercised an option under its Operating Agreement such that the Company was required to transfer and assign to Crown Distribution, as an additional capital contribution, its 66.67% membership interest in CAT LLC. The Company was credited with a $1.5 million capital contribution to Crown Distribution as a result of the assignment of the CAT LLC membership interests to Crown Distribution. Subsequent to year end, Crown Distribution also assumed CAT LLC's payment obligations under a $1,282,070 promissory note. As a result of this assignment, Crown Distribution now holds 66.67% of the ownership interests of CAT LLC, and the remaining 33.33% ownership interests are owned by Foreland. Crown Distribution's proportionate share of the accounts and results of operations of CAT LLC are therefore included within the consolidated financial statements of the Company. See "Item 1. Business Asphalt Distribution - Cowboy Asphalt Terminal, L.L.C." below for further information regarding CAT LLC.

         MCNIC originally contributed the amount of $100 to the capital of Crown Distribution. MCNIC also made a capital contribution in the amount of $6 million (the "Preferential Capital Contribution"). The Preferential Capital Contribution, together with working capital loans in the amounts of $1,500,000 and $7,141,930 respectively, were used by Crown Distribution to acquire the assets of Petro Source Asphalt Company and pay related closing and other acquisition costs. When Crown Distribution elected to take by assignment the Company's interest in CAT LLC, MCNIC was obligated to, and did, contribute additional capital in the amount of $1.5 million. That sum, however, was immediately used by Crown Distribution to pay down the working capital loan previously advanced by MCNIC. See "Item 1. Business - Asphalt Distribution Crown Asphalt Distribution, L.L.C. - Working Capital Loans" below.

         Management of Crown Distribution; Major Decisions. Crown Distribution is governed by a management committee consisting of three managers. The Company is entitled to appoint two managers and MCNIC is entitled to appoint one manager. Management decisions are generally made by the management committee.
However, one of the managers appointed by the Company shall serve as the operating manager and have the powers, authority, duties and obligations specified in the operating agreement, which generally requires the operating manager to implement the policies and pursue the objectives specified in the annual operating plan.

         The annual operating plan is adopted by the management committee on an annual basis and addresses all aspects of Crown Distribution's operations for the coming year, including the nature and extent of the proposed activities, marketing plans, capital expenditure plans and similar matters. In the event the management committee is unable to unanimously approve an annual operating plan for any given calendar year, a majority of the managers shall have the authority to continue to maintain Crown Distribution's operations at levels comparable to those approved in its most recent annual operating plan.

         Additional Opportunities. The Crown Distribution operating agreement provides that certain additional business opportunities which are the same as or similar to Crown Distribution's then current business must be first offered to

Crown Distribution by its members. Crown Distribution will have a 30-day period after receipt of notice of any additional opportunity within which to exercise its right to pursue the additional business opportunity. If this right is exercised, the Company and MCNIC have agreed to negotiate an appropriate business structure under which the Company and MCNIC, or their respective affiliates, have the option, but not the obligation, to acquire up to a 50% sharing ratio or equity interest in any new opportunity.

         Working Capital Loans. MCNIC has extended two working capital loans to Crown Distribution, each of which bears interest at the rate of 8% per annum.

         MCNIC extended the first working capital loan in order for Crown Distribution to fund the purchase price and related acquisition costs with respect to the Petro Source Asphalt Company acquisition. The entire outstanding principal balance of this working capital loan (the outstanding balance as of December 31, 1998 was $5,810,581), together with all accrued interest thereon, is due and payable in full on or before December 31, 1999.

         MCNIC extended a working capital line in order for Crown Distribution to fund its inventory purchases and general working capital needs. The entire outstanding principal balance of this working capital line as of December 31, 1998 was $3,124,640. As of June 10, 1999, the principal balance owed MCNIC for the working capital line was $7,124,641.

         Under related provisions of Crown Distribution's Operating Agreement, Crown Distribution is obligated to provide MCNIC advance written notice of any proposed borrowing of additional working capital to fund its operations.
However, MCNIC has verbally indicated its desire and agreement to fund any additional borrowings of Crown Distribution on terms and conditions acceptable to both parties and generally prevailing in the market. MCNIC's first working capital loan and its Preferential Capital Contribution are both secured by a first priority lien, security interest in and pledge of all the property of Crown Distribution including, without limitation, Crown Distribution's rights, title and interest in and to the membership interests in CAT LLC. MCNIC's second working capital loan is secured by Crown Distribution's inventory and accounts receivable.

         Distributions; Allocations of Profits and Losses. Until such time as MCNIC has received the return of its Preferential Capital Contribution and a 15% internal rate of return on its investment in Crown Distribution, Crown Distribution is obligated to distribute to MCNIC 50% of the net cash flow from operations. The remaining cash flow balance is distributed roughly 50% to MCNIC and 50% to the Company (in accordance with their respective sharing ratios). During 1998, Crown Distribution made distributions of $1,090,989 to MCNIC for its Preferential Capital Contribution and additional distributions of $545,494 to each of MCNIC and the Company. Upon liquidation, MCNIC would receive 100% of any and all amounts available for distribution up to its outstanding Preferential Capital Contribution balance and remaining amounts would be distributed in proportion to the members capital account balances. Profits and losses are generally allocated in accordance with the members' respective sharing ratios. However, after profits are allocated to offset any previous allocations of losses made to members, in the event of a complete liquidation of Crown Distribution profits will be allocated 100% to MCNIC until its Preferential Capital Contribution and 15% rate of return has allocated to it in the form of profits.

         Management Agreement. Pursuant to an Operating and Management Agreement, the Company provides management, supervision and operational services to Crown Distribution in relation to its annual Operating Plan for Crown Distribution. As compensation for the services rendered under the Management Agreement, the Company receives (i) a monthly fee of $5,000, (ii) the payment of all out-out-pocket expenses incurred through the performance of its duties;
(iii) the reimbursement of the reasonable salaries, wages, overtime and other similar compensation paid to employees of the Company who are employed full-time in connection with and dedicated to the management services under the Management Agreement; and (iv) a monthly home office overhead charge of $10,000.

         The term of the Management Agreement is five years, which term will be automatically extended for unlimited successive one-year periods unless either party furnishes the other with written notice at least ninety (90) days prior to the expiration of any such initial or extended period. During the initial term of the Management Agreement, the Company can be removed only for good cause by the affirmative vote of the management committee. The Management Agreement also contains provisions allowing the replacement of the Company as the manager on economic grounds if Crown Distribution notifies the Company that it believes the operations may be conducted more efficiently and is willing to become the operating manager or has a commitment from a third party to do so. Following the receipt of an economic challenge, the Company will have thirty (30) days to notify Crown Distribution that it elects to allow Crown Distribution or its designee to become the operator under the proposed terms or that the Company elects to continue as the operator under the proposed terms.

         Cowboy Asphalt Terminal, L.L.C.

         Formation and Acquisition of Assets. CAT LLC is a joint venture between the Company (through its Capco subsidiary) and Foreland. Foreland is engaged in the asphalt roofing products business. On June 16, 1998, CAT LLC was formed to acquire an asphalt terminal and related refinery assets and real estate located in North Salt Lake City (the "Cowboy Terminal Assets"). The real property acquired by CAT LLC as part of the Cowboy Terminal Assets is referred to hereinafter as the "Cowboy Terminal Property." Refinery Technologies, Inc., a Utah corporation ("Refinery Technologies"), held the rights to acquire the Cowboy Terminal Assets under a purchase contract with their former owner.

         On September 11, 1998, CAT LLC, Capco, Foreland and Refinery Technologies entered into an Assignment and Agreement (the "Assignment Agreement") under which Refinery Technologies assigned all of its ownership rights in and to the Cowboy Terminal Assets purchase contract to CAT LLC. In turn, CAT LLC agreed to assume all of the obligations under the real property purchase contract and issued a promissory note in connection with the purchase in the amount of $1,067,111 to the former owner. The Company's primary objective in forming this joint venture was to acquire control of the Cowboy Terminal Property for use as an asphalt storage and terminal facility. The Cowboy Terminal Property has been divided into portions dedicated (i) to the exclusive uses of the Company for its asphalt paving products business and (ii) to the exclusive uses of Foreland for its asphalt roofing products business. Revenues or profits generated by such exclusive uses will belong to the Company or Foreland, as the case may be, and the other party will have no right to participate in the revenues, profits or income generated by the business of the other with respect to such exclusive uses. Further, the use of the Cowboy Terminal Property by the Company and by Foreland is free of charge or other cost. The Company anticipates that its exclusive portion of the Cowboy Terminal Property can be used by the Company to store, process and transport up to roughly 60,000 tons of throughput per year.

         The Company and Foreland initially owned sharing ratios ("sharing ratios") of 66.67% and 33.33%, respectively, in the profits, losses and obligations of CAT LLC. However, the Company has assigned its sharing ratios and ownership interests in CAT LLC to Crown Distribution. See "Item 1. Business - Asphalt Distribution - Crown Asphalt Distribution, L.L.C."

         The Cowboy Terminal Assets were purchased on January 9, 1999 for $1,477,070. CAT LLC paid $195,000 in cash at closing and executed and delivered a promissory note in the amount of $1,282,070. This promissory note is payable in 84 equal monthly installments of $20,627 beginning on February 1, 1999 and ending on January 1, 2006. The note bears interest at the rate of 9% and is secured by a deed of trust encumbering the Cowboy Terminal Property. In connection with the transfer of the 66.67% interest in CAT LLC to Crown Distribution, Crown Distribution assumed payment obligations under this promissory note.

         The CAT LLC Operating Agreement obligates both the Company and Foreland to make additional capital contributions equal to one-half of any additional amounts needed for (i) CAT LLC to fulfill its obligations, not to exceed $650,000, under any corrective action plan that may be accepted by CAT LLC and the Utah Department of Environmental Quality with respect to certain environmental conditions at the Cowboy Terminal Property and (ii) legal costs incurred in the purchase or related to the environmental matters in (i) of this paragraph. The CAT LLC Operating Agreement also obligates the Company and Foreland to make additional capital contributions, in proportion to their ownership percentages, in order to fund any additional amounts required for CAT LLC to fulfill its obligations under the purchase contract for the Cowboy Terminal Assets, for environmental management and containment costs, expenses for operations, or the construction of certain approved capital improvements to the Cowboy Terminal Property. None of the foregoing additional contributions will result in an increase in the number of units or percentage interests held by the Company or Foreland.

         As noted above, CAT LLC has title to the Cowboy Terminal Property and the Company has the exclusive right to use portions thereof for its asphalt terminal operations. Refinery Technologies did, however, retain certain contract rights with respect to the Cowboy Terminal Assets, including rentals generated from a portion of the Cowboy Terminal Property, certain rights to receive payments upon any liquidation of CAT LLC and a right of first refusal to purchase the Cowboy Terminal Property or membership interests in CAT LLC under certain conditions.

         Management of Cowboy Asphalt Terminal, LLC; Major Decisions. CAT LLC is managed by the Company. The manager generally has authority to conduct the day-to-day business and affairs of the Company. Certain matters must be approved by members holding 75% or more of the outstanding units of CAT LLC. The Company is not compensated for its services as manager.

Asphalt Production

         Crown Asphalt Ridge, L.L.C.

         Formation and Current Development Status. Effective August 1, 1997, the Company jointly formed Crown Ridge with MCNIC to construct and operate an oil sand processing facility for the production of premium asphalt oil at Asphalt Ridge in Uintah County, Utah. The Company believes that the Asphalt Ridge oil sand reserves constitute one of Utah's largest and most accessible deposits. There are three "pit" areas along Asphalt Ridge where the recoverable reserves are principally located. These areas are referred to as the "A", "D" and "South" tracts. The Company controls, through numerous operating leases, approximately 7,000 acres of private and state land encompassing these tracts, which the Company believes contains in excess of 100 million barrels of surface minable reserves (the "Oil Sand Resources").

         The Facility constructed by Crown Ridge is located at the "A" tract of the Oil Sand Resources. The "A" tract contains in excess of 18 million barrels of surface minable reserves with an average oil saturation of 11% by weight. This pit is partially opened as a result of prior small scale mining operations for the production of local asphalt road base. The pit has been mined since the 1940's and provides a natural site to commence operations as overburden has been removed and an open pit area exists for waste sand storage. The production process entails three major steps: (1) mining, (2) extraction (separation of the oil from the sand), and (3) distillation (recovery of the solvent and separation of light fractions from the asphalt). The "D" and "South" tracts have not yet been opened for asphalt production by the Company. The "D" tract contains in excess of 30 million barrels of surface minable reserves with an average oil saturation of 8.5% by weight. The "South" tract contains in excess of 65 million barrels of surface minable reserves with an average oil saturation of 7.5% by weight. Crown Ridge and the Company's joint venture partner in Crown Ridge, MCNIC, have certain rights to develop the asphalt resources found in the "D" and "South" tracts. See "Item 1. Business - Asphalt Production - Crown Asphalt Ridge, L.L.C. - Additional Opportunities Within the Project Area and Areas of Mutual Interest." MCNIC and the Company (sometimes referred to hereafter as the "Members") own sharing ratios ("sharing ratios") of 75% and 25%, respectively, in the profits, losses and obligations of Crown Ridge. However, the Company has the right to acquire up to a 60% equity interest in Crown Ridge, contingent upon MCNIC's receipt of certain preferential financial returns (as described below) and Crown Ridge's election to pursue certain expansion opportunities. The Company currently owns 25% of Crown Ridge and operates the business pursuant to an Operating and Management Agreement. The Company holds only a minority interest in Crown Ridge and the Company's consolidated financial statements and results of operations only include its net interest in the accounts and results of operations of Crown Ridge.

         Once the economic operations of Crown Ridge are successful to the extent of paying out to MCNIC an amount equal to 115% of its cash investment in Crown Ridge, excluding tax benefits, the Company's sharing ratio in Crown Ridge will increase to 50%. Thereafter, the Members may build other plants to further develop the Oil Sand Resources. These plants will require additional capital contributions from the Members, which are described in more detail below. The Company may participate up to 50% in the additional facilities and up to 60% after payout of the cash investment in such facilities. There are provisions for the Company to retain an interest in these facilities after the recoupment of certain amounts in the event the Company does not participate in the costs of such additional facilities, as provided in the "Back-In Option."

         Crown Ridge has been and will be developed in phases in order to minimize the risks and leverage the resources of the Members. Each phase calls for the Members to contribute new capital to move Crown Ridge through the next phase. The first phase called for detailed engineering and verification of the Oil Sand Resources of the Company. MCNIC and the Company both contributed capital of $300,000 and $100,000, respectively, to Crown Ridge to cover the engineering and verification costs and complete the first phase. The second phase required the Company to contribute the following to Crown Ridge:

         1. The Company's rights as a future lessee under certain equipment leases on mining equipment with a fair market value of up to $3.5 million dollars. Such equipment will be contributed to Crown Ridge when the mining requirements for the project are conclusively known. This contribution was agreed to have a capital contribution value of $3.5 million;

         2. A sublicense of Crown's license of proprietary oil sands refining technology from Park Guymon Enterprises, Inc., which is accorded only a nominal value under Crown Ridge's Operating Agreement (the "Operating Agreement"). Crown Ridge is
                  responsible for paying the 2-5% royalty required by the sublicense;

         3. Tract "A" of the Oil Sand Resources (these properties are initially valued by Crown Ridge at $500,000); and

         4. An amount of cash needed to bring the Company's new capital contributions up to 25% capital to construct the Facility, giving full credit to the $3.5 million of equipment leases and the $500,000 of property rights in 1 and 3 above.

         Under the Crown Ridge Operating Agreement, MCNIC will initially fund 75% of the amounts required by Crown Ridge to construct the Facility and to operate Crown Ridge. Both Members may make such additional contributions as may be required or agreed in the course of building the Facility. As of December 31, 1998, the Company has made cash contributions of approximately $1,651,000 to Crown Ridge and MCNIC has contributed approximately $17,397,000. To date, the Company has invested a total of approximately $4,600,000 in the development of Asphalt Ridge, which includes costs incurred prior to the joint venture with MCNIC.

         The Company initially projected that Crown Ridge would be operational by June, 1998. However, construction of the Facility was delayed as a result of certain construction technical difficulties. Management of the Company believes that the construction difficulties experienced are of the type anticipated in the construction of this type of project, which is a sophisticated asphalt processing facility utilizing new or evolving processes. The Company believes the Facility will be operational in the second half of 1999. However, continued difficulties or the inability to commercially operate the Facility economically could significantly impact Crown Ridge's ability to continue as a going concern and would have a materially adverse impact on the Company's operations and financial condition.

         The Facility is designed to initially process approximately 3,000 tons of oil sands daily for an average production of 1,700 barrels of asphalt per day. The estimated annual production of asphalt is approximately 100,000 tons. The Company believes that the asphalt produced at the Facility will meet new stringent highway specifications and will have high durability at lower cost. However, there can be no assurance that the Facility will be fully operational within the expected time frame or that the Facility will produce premium asphalt at lower cost than is presently available in the market.

         Crown Ridge may market, distribute and sell its asphalt products independent of the Company and has no obligation to utilize the asphalt distribution facilities of the Company. However, it is expected that Crown Ridge will utilize the asphalt distribution terminals and facilities of Crown Distribution, subject to acceptable pricing and other compensation arrangements.

         Subsequent Plants. Under the Crown Ridge Operating Agreement, the Members may construct up to two subsequent plants (the "Subsequent Plants") similar to the Facility if the economics of Crown Ridge's oil sands processing business so permit. In sum, a Subsequent Plant may be constructed if certain economic returns (approximately 18% on 50% of its Capital Contributions to Crown Ridge or any successor joint venture during any 12 month period) have been experienced by MCNIC from the Facility and if the Members believe or are independently advised that a sufficient market exists to allow for the operation of the Subsequent Plants without damaging the competitive position or returns of the Facility or any other then-existing asphalt processing plants owned or operated by Crown Ridge or any Successor Entity (as defined below). The agreement of MCNIC and the Company is that any Subsequent Plant will be held and operated by a separate legal entity (a "Successor Entity") formed by the Members with governing terms and provisions similar to Crown Ridge. The Company may elect to participate in either of the Subsequent Plants and may obtain, at its option, between 10% and 50% of the interests in the newly-formed entity. A portion of the Company's obligations to contribute to the Successor Entity may be satisfied through the value of the contributed properties which the Company may be credited with, as described below.

         Following the determination by both Members or one Member to proceed with the construction of a Subsequent Plant, Crown Ridge will convey to the Successor Entity sufficient Oil Sand Resources or other property and water rights to enable it to sustain operations in accordance with the applicable projections and market study. If, during the twelve months prior to the sale of products from the first Subsequent Plant, MCNIC has realized a return of approximately 30% on 50% of its Capital Contributions to Crown Ridge, the Company will be credited with a value for these Oil Sand Resources and properties equal to $.10 per barrel for the products estimated to be produced from the Subsequent Plant over a 20 year period.

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

         Management of Crown Ridge; Major Decisions. Crown Ridge is governed by a management committee consisting of five managers. The Company is entitled to appoint one manager and MCNIC is entitled to appoint four managers. Management decisions are generally made by the management committee. However, one of the managers appointed by the Company shall serve as the operating manager and have the powers, authority, duties and obligations specified in the operating agreement, which generally requires the operating manager to implement the policies and pursue the objectives specified in the annual operating plan. Any Manager may be removed or replaced from time to time by the Member which appointed such Manager. If any adjustment is made in the Members' respective sharing ratios both the Company and MCNIC will be entitled to appoint one Manager for each 20% of Crown Ridge interest held by that Member (rounded to the nearest 20% level), provided, that MCNIC and the Company shall each be entitled to at least one Manager at all times that they are Members of Crown Ridge. The size of the Management Committee may be increased to six Managers if the foregoing calculation requires it.

         Management decisions shall generally be made through a majority vote of the Managers. However, certain "Major Decisions," such as: (i) the approval of the detailed engineering for the Facility; (ii) the approval of, or substantial amendment to, the annual operating plan described below; and (iii) calls for additional Capital Contributions (except for calls contemplated by the EPC Contract as defined in Crown Ridge's Operating Agreement and those required to maintain Crown Ridge in emergencies), require unanimous approval of all Managers. Most distributions to the Members require unanimous approval of the Managers.

         Crown Ridge's operations shall be conducted each year pursuant to the annual operating plan. The annual operating plan shall address all aspects of Crown Ridge's operations for the coming year, including budgeting for operations, the mining of oil sand products and the marketing of those products. In the event the Management Committee is unable to unanimously approve an annual operating plan for any given calendar year, a majority of the Managers shall have the authority to continue to maintain Crown Ridge's operations at levels comparable to those approved under the last annual operating plan.

         Additional Opportunities Within the Project Area and Area of Mutual Interest. Crown Ridge may elect to pursue additional opportunities ("Additional Opportunities") within the Asphalt Ridge project area ("Project Area") which are brought to its attention by one of its Members. Should Crown Ridge elect to pursue such an Additional Opportunity, it may do so either through Crown Ridge or by forming a new company containing terms and provisions substantially similar to those of Crown Ridge. In the event that Crown Ridge does proceed with any Additional Opportunity, the Company shall have the right, but not the obligation, to obtain an equity interest in each such Additional Opportunity of no less than 10% and no greater than 50% (with MCNIC obtaining the remaining interest). If the Management Committee determines not to proceed with the Additional Opportunity, any Member of Crown Ridge may then do so alone, subject to the Back-In Option, discussed below, of the nonparticipating Member.

         If either Member desires to develop any interests in real property, fixtures or improvements within the State of Utah relating to the processing of oil sands, bitumen, asphaltum or other minerals or mineral resources into asphalt, performance grade asphalt, synthetic crude oil, diesel fuel, or any other product produced using the intellectual property sublicensed by the Company to Crown Ridge or any derivation thereof (an "AMI Opportunity"), the AMI Opportunity must first be offered to Crown Ridge. The Company, shall then have the option, but not the obligation, of acquiring (i) up to a 50% equity interest if the AMI Opportunity relates to, or is designed for, the production and sale of asphalt or performance grade asphalt; or (ii) up to a 66% equity interest if the AMI Opportunity relates to the production of synthetic crude oil, diesel fuel or any other similar products.

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

         The Back-In Option. The Back-in Option is a means by which the Member which initially elects not to participate in a plant may subsequently participate at a later date upon favorable terms. The Back-in Option applies if:

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

         Distributions; Allocations of Profits and Losses. The Management Committee shall cause Crown Ridge to distribute Available Cash, as defined within the Operating Agreement, to the Members quarterly, within 30 days following the end of each quarter. Distributions will be made in connection with the respective capital account balances after taking into account all allocations.

         Management Agreement. Pursuant to an Operation and Management Agreement (the "Management Agreement"), the Company is the "Operator" of the Facility upon commencement of operations. Under the Management Agreement, the Company will act as an independent contractor to Crown Ridge and will (i) manage, supervise and conduct the operations of Crown Ridge; (ii) carry out the terms of the Annual Operating Plan adopted and approved by the Management Committee of Crown Ridge;
(iii) implement the decisions made and instructions given from time to time by the Management Committee. As compensation for the services rendered under the Management Agreement, the Company will receive (i) a monthly fee of $3,000; (ii) the payment of all out-of-pocket expenses incurred through the performance of its duties; (iii) the payment of the reasonable salaries, wages, overtime and other similar compensation paid to employees who are employed full time in connection with the operations of Crown Ridge; and (iv) a monthly home office overhead charge of $10,000.

         During the first two years, the Company may be removed as Operator only for "good cause" as defined within the Management Agreement. After this initial term, the agreement will automatically renew for unlimited succeeding one-year terms unless either party indicates its desire to not renew within 90 days of the expiration of the term. Also following the expiration of the initial term, Crown Ridge may challenge the Company's status as Operator on economic grounds by serving written notice to the Company that it believes that the operations of the Facility may be conducted more efficiently and cheaply and that it is willing to become the Operator (or has a bona fide commitment from a third party to do so) on a reduced charge basis. Following the receipt of the economic challenge, the Company will have 30 days to notify Crown Ridge that it elects to
(i) allow Crown Ridge, or its designee, to become the Operator under the proposed terms, or (ii) continue as the Operator under the proposed terms.

Environment

         The Company and its subsidiaries are subject to federal, state and local requirements regulating the discharge of materials into the environment, the handling and disposal of solid and hazardous wastes, and protection of health and the environment generally (collectively "Environmental Laws"). Governmental authorities have the power to require compliance with these Environmental Laws, and violators may be subject to civil or criminal penalties, injunctions or both. Third parties may also have the right to sue for damages and/or enforce compliance and to require remediation or contamination.

         The Company and its subsidiaries are also subject to Environmental Laws that impose liability for costs of cleaning up contamination resulting from past spills, disposal and other releases of substances. In particular, an entity may be subject to liability under the Federal Comprehensive Environmental Response, Compensation and Liability Act and similar state laws that impose liability without a showing of fault, negligence, or regulatory violations - for the generation, transportation or disposal of hazardous substances that have caused or may cause environmental contamination. In addition, an entity could be liable for cleanup of property it owns or operates even if it did not contribute to contamination of such property.

         The Company expects that it may be required to expend funds to comply with federal, state and local provisions and orders which relate to the environment. Based upon information available to the Company at this time, the Company believes that compliance with such provisions will not have a material effect on the capital expenditures, earnings and competitive position of the Company.

Subsidiaries of the Company

         Crown Asphalt Corporation was formerly known as Buena Ventura Resources Corporation, a Utah Corporation. Crown Asphalt Corporation was organized October 24, 1985 and was acquired by the Company on September 30, 1992. Crown Asphalt Corporation is a member of and holds roughly 25% of the membership interests in Crown Ridge. The Company includes its net share of the net assets and results of operations of Crown Ridge in its consolidated financial statements.

         Crown Asphalt Products Company ("Capco") was formerly known as Energy Technologies Corporation. Capco was formed in 1991, but until 1998 has been a dormant entity. The Company recently activated Capco for the purpose of developing an asphalt marketing and distribution business. Capco is a member of and holds 50.01% of the membership interests in Crown Distribution. Crown Distribution is a member of and holds 66.67% of the membership interests in CAT LLC. The Company includes within its consolidated financial statements the accounts and results of operations of both Crown Distribution and CAT LLC.

         On July 2, 1998, Crown Distribution was formed as a second joint venture between the Company and MCNIC. Crown Distribution is owned 50.01% by the Company and 49.99% by MCNIC. Crown Distribution was formed to acquire the inventory and assets of Petro Source Asphalt Company, a Texas corporation.

         Applied Enviro Systems, Inc. is a dormant Oregon corporation.

Employees

         As of May 31, 1999, the Company had 88 full and part-time employees. None of the Company's employees are represented by a union or other collective bargaining group. Management believes that its relations with its employees are good.


ITEM 2.  PROPERTIES

         The Company conducts its business operations at 215 South State, Suite 650, Salt Lake City, Utah, where it has approximately 6,571 square feet of office space under lease until July 30, 2003. Under the terms of the lease, the Company pays $9,172 per month through July 30, 1999; $9,493 per month through July 30, 2000; $9,825 per month through July 30, 2001; $10,169 per month through July 30, 2002; and $10,525 through the lease expiration date of July 30, 2003. There is no renewal option under the terms of this lease. Management of the Company believes that its current office lease is sufficient for its needs and believes that it will either be able to negotiate a new lease on its existing space or obtain suitable other space in the Salt Lake City area upon the expiration of the existing lease. As described above in the section captioned "Item 1. Business - Asphalt Production - Crown Asphalt Ridge, L.L.C.," the Company controls through operating leases certain Oil Sand Resources consisting of approximately 7,000 acres of private and state land encompassing at Asphalt Ridge in Uintah County, Utah. The Asphalt Ridge oil sand deposit is located in the Uintah Basin in eastern Utah near the town of Vernal.

         Extensive reserve studies, including core drilling performed by Bechtel and Sohio between the late 1950's and mid-1980's, estimate surface minable reserves to be in excess of 100 million barrels. The Company controls the Oil Sand Resources through certain long term operating leases and the Company has the right to extract mineral reserves on these tracts so long as the Company continues to conduct active operations under such leases, pay required royalties and otherwise comply with the terms of the leases.

         In connection with the formation and development of Crown Ridge, the Company contributed the operating leases related to the "A" tract to Crown Ridge and Crown Ridge holds certain rights to develop the "D" and "South" tracts. The Company believes it and Crown Ridge are in compliance with, and not in material default under, such operating leases. Further information regarding the Oil Sand Resources controlled by the Company is found at "Item 1. Business - Asphalt Production - Crown Asphalt Ridge, L.L.C." above.

         Crown Distribution owns asphalt distribution facilities located in Utah, Colorado, Nevada and Arizona. These properties are used by Crown Distribution to process, blend, store, transport, distribute and sell finished asphalt products, and may be used with respect to the asphalt products produced from the oil sands ore expected to be extracted by Crown Ridge's Facility constructed at Asphalt Ridge. All of Crown Distribution's assets are encumbered by the lien and security interest of MCNIC, which advanced the purchase price for such assets and has made certain working capital loans to Crown
Distribution. See "Item 1. Business - Asphalt Distribution - Crown Asphalt Distribution, L.L.C."

         CAT LLC's asphalt distribution and storage facility is located just north of Salt Lake City, Utah. CAT LLC owns all of the underlying Cowboy Terminal Property, which is encumbered by a Deed of Trust in favor of the seller.


ITEM 3.           LEGAL PROCEEDINGS

         On May 21, 1998, Road Runner Oil, Inc. ("Road Runner") and Gavilan Petroleum, Inc. ("Gavilan") filed an action in the Third Judicial District Court, Salt Lake County, State of Utah, as Civil Number 98-0905064 against the Company and its President. The action relates to the purchase by Road Runner of 100% of the stock of Gavilan in 1997, and generally seeks to (i) obtain corporate records of Gavilan in the Company's possession relating to the amount of oil and gas royalties potentially owed to third parties prior to the aforementioned stock sale, and (ii) to determine the amount of royalties owed. The action further alleges, on behalf of Gavilan, claims of breach of fiduciary duty, professional negligence and mismanagement against the Company's President for alleged mismanagement of Gavilan's affairs. The Plaintiffs seek injunctive relief requiring the tendering by the Company of the referenced records and such damages as may be proven at trial. The Company believes that the Plaintiffs claims are groundless and that it is entitled to payment of the $75,000 plus interest still owed by Road Runner as part of the purchase price for Gavilan. In addition, since the action was filed, the Company has tendered substantial quantities of corporate records to the Plaintiffs for their review. On June 17, 1998, an order was entered granting an open extension to the Company of its obligation to file an answer to the above-described Complaint so that the parties may informally pursue a settlement, if any, of the matter. The Company is aware that the new principals of Gavilan have experienced extensive legal difficulties and the law firm which previously represented Gavilan has withdrawn as counsel in this matter. Gavilan has taken no action to prosecute this matter for some months, and the Company has not been notified that Gavilan has engaged new legal counsel. Accordingly, the Company expects, although there can be no assurance, that Gavilan will fail or refuse to prosecute this matter further. The Company is not certain as to whether or not the outstanding balance under the promissory note is collectible by the Company.

         On February 10, 1999 CEntry Constructors and Engineers L.L.C. ("CEntry") filed a demand for arbitration with the American Arbitration
Association for claims arising out of the November 5, 1997 Engineering, Construction and Procurement Agreement between Crown Ridge and CEntry (the "Contract") for the design and construction of Crown Ridge's Facility near Vernal, Utah. CEntry seeks damages in excess of $1.0 million for amounts allegedly due to CEntry under the Contract, including a retention or liquidated damages amount ($803,660), as well as amounts for modifications to the Contract allegedly made by Crown Ridge. Crown Ridge has denied the claims and filed its own counterclaims against CEntry. Crown Ridge asserts, among other things, that Crown Ridge is entitled to the retention amount based upon certain breaches of the Contract by CEntry and that Crown Ridge is entitled to liquidated damages for CEntry's failure to meet a mechanical completion deadline specified in the Contract. An arbitration panel has been selected and arbitration will begin August 2, 1999. The arbitration will take place in Salt Lake City, Utah and the case is currently in the discovery phase. Due to the uncertainties inherent in any litigation or arbitration proceeding, there can be no assurance that Crown Ridge will or will not prevail or that significant damages will not be awarded against Crown Ridge.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On November 18, 1998, the Company held an annual meeting of its shareholders to elect members of the Company's Board of Directors and to approve the appointment of Deloitte & Touche LLP as independent accountants for the Company. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934. At the meeting, 7,201,011 shares of common stock of the Company were represented in person or by proxy out of a total of 12,668,512 shares issued and outstanding as of the record date established with respect to such meeting.

         All three of the Company's directors were re-elected to successive terms as directors of the Company. With respect to the election of James A. Middleton, 6,746,686 shares were voted in favor of his election, 429,450 shares were voted against and 24,925 either abstained from voting or were broker non-votes.

         With respect to the election of Jay Mealey, 6,588,180 shares were voted in favor of his election, 587,956 shares were voted against and 24,875 either abstained from voting or were broker non votes. Lastly, with respect to the election of Richard S. Rawdin, 6,528,430 shares were voted in favor of his election, 647,706 shares were voted against and 24,875 either abstained from voting or were broker non votes. The Company's shareholders also voted in favor of appointing the accounting firm of Deloitte & Touche LLP as the Company's independent auditors for the next fiscal year, with 7,188,939 shares voting in favor of the appointment, 9,372 shares voting against, and 2,700 shares abstaining or were broker non-votes.

         No other matters were presented to the Company's shareholders for their approval in the fourth quarter of the Company's 1998 fiscal year.

                                    PART II.

ITEM 5. MARKET PRICE FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has been traded in the over-the-counter market since 1980. The common stock is currently listed on the NASD OTC Bulletin Board under the symbol CROE. At the present time, only the common stock is publicly traded. The following table sets forth the range of high and low bid quotations, as adjusted for stock splits, of the Company's common stock as reported by the National Quotation Bureau for each full quarter during the two most recent fiscal years. The table represents prices between dealers, and does not include retail markups, markdowns or commissions, and may not represent actual transactions:

         CALENDAR QUARTER ENDED              HIGH BID             LOW BID

         March 31, 1998                        1.56                  1.19
         June 30, 1998                         2.13                  1.47
         September 30, 1998                    2.16                  1.25
         December 31, 1998                     1.50                  0.97

         March 31, 1997                        1.25                  0.63
         June 30, 1997                         1.03                  0.53
         September 30, 1997                    1.50                  0.63
         December 31, 1997                     2.00                  1.22


         As of May 25, 1999, the high bid and low offer quotations reported by the National Quotation Bureau were $.97 and $1.00, respectively. On May 23, 1999, approximately 748 shareholders of record held the Company's common stock. The Company declared and paid in 1999 the 8% dividend on the Company's Series A Preferred Stock which accumulated and was due with respect to the 1998 calendar year. The Company paid this dividend by issuing 317,069 shares of its common stock on or about February 2, 1999 to Sundance Assets, L.P., a controlled affiliate of ECT which now owns the Company's Series A Preferred stock. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and other available exemptions.

         The Company has not paid any dividends or made any other distributions on its common shares. It is the present policy of the Board of Directors of the Company to retain any earnings for use in the business, and therefore, the Company does not anticipate paying any cash dividends on its common stock in the foreseeable future. The terms of the Company's Series A Preferred Stock prohibit the payment of dividends on common stock at any time that dividends on the Series A Preferred Stock are due yet unpaid.

         By letter agreement dated April 3, 1998, the Company retained Ladenburg Thalmann & Co., Inc. ("Ladenburg") as its financial advisor to provide corporate finance assistance, review Company operations and financial condition, analyze financing alternatives and strategies, evaluate potential transactions and enhance the market for the Company's stock. In exchange for these services, the Company is obligated to issue to Ladenburg warrants to acquire 400,000 shares of the Company's common stock. The warrants will be exercisable for five years from the date of issuance at the following prices: 150,000 shares at $1.50 a share, 150,000 shares at $2.00 per share and 100,000 shares at $2.50 per share. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and other available exemptions.

         The Series A Preferred shares are convertible at the option of its holder(s) into approximately 24% of the common stock of the Company. The number of shares of common stock issuable upon conversion of the Series A Preferred is subject to adjustment upon the issuance of additional shares of the Company's common stock resulting from stock splits, share dividends and other similar events as well as upon the issuance of additional shares or portions which are issued (i) in connection with the Company's venture with MCNIC in Crown Ridge, or (ii) as compensation to any employee, director, consultant or other service provider of the Company or any subsidiary (other than options to acquire up to 5% of the Company's common stock at or less than the then fair market value). Dividends accrue on the outstanding Series A Preferred shares at the rate of 8% per annum and may be paid through cash or common shares of the Company at the option of the holder(s) of such stock. Subject to the holder(s)' right to convert the Series A Preferred, the Company may redeem such stock at any time from the date on which it was issued at a percentage of the Series A Preferred's stated value ($10) which will vary depending on when the Company exercises such right. The holder(s) of the Series A Preferred may also require the Company to redeem its Series A Preferred under certain circumstances after the eighth anniversary of the issuance of such stock.

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


ITEM 6.  SELECTED FINANCIAL DATA

         The financial data included in the following table has been derived from the financial statements for the periods indicated. The financial statements as of and for the years ended December 31, 1994 through 1997 were audited by Pritchett, Siler & Hardy, P.C., independent public accountants. The financial statements as of and for the year ended December 31, 1998 were audited by Deloitte & Touche, LLP, independent public accountants. The following financial data should be read in conjunction with the financial statements and related notes and with management's discussion and analysis of financial conditions and results of operations included elsewhere herein.


                                                                        Year Ended December 31
                                                                   (In thousands except per share)

                                                        1998          1997          1996           1995         1994
                                                        ----          ----          ----           ----         ----
Net Revenues                                          $23,836           $87           $225          $214         $326
Income (Loss from
    Continuing Operations)                              ($498)      ($1,153)         ($422)        ($234)       ($230)
Income (Loss) Per Share
    From Continuing Operations                         ($0.07)       ($0.11)        ($0.04)       ($0.03)      ($0.03)
Total Assets                                          $23,571        $6,610         $4,591        $4,344       $4,351
Total Long-Term Obligations                            $4,326         $0.00           $182          $794         $964
Redeemable Preferred Stock                             $4,783        $4,726            -0-           -0-          -0-
Cash Dividends Per Common Share                         $0.00         $0.00          $0.00         $0.00        $0.00
Common Stockholders' Equity                              $767        $1,749         $3,018        $2,611       $2,940

         The foregoing selected financial data is presented on a historical basis and may not be comparable from period to period due to changes in the Company's operations. Common Stockholders' Equity was restated as of January 1, 1996 to reflect the amortization of $453,649 in research and development expenditures previously capitalized by the Company.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

         The  following  discussion  and  analysis  of the  Company's  financial condition, results of operations and related matters includes a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, by way of illustration and not limitation, statements containing the works "anticipates," "believes," "expects," "intends," "future" and words of similar import which express, either directly or by implication, management's beliefs, expectations or intentions regarding the Company's future performance or future events or trends which may affect the Company or its results of operations.

         Forward-looking statements are subject to known and unknown risks, uncertainties and other factors, including but not limited to changes in economic conditions generally or with respect to the Company's asphalt products market in particular, new or increased governmental regulation, increased competition, shortages in labor or materials, delays or other difficulties in shipping or transporting the Company's products, technical or operational difficulties at the Facility of Crown Ridge, difficulties in integrating the Company's recent joint venture and acquisition related businesses and other similar risks inherent in the Company's operations or in business operations generally. Any such risks or uncertainties, either alone or in combination with other factors, may cause the actual results, performance or achievements of the Company to differ materially from its anticipated future results, performance or achievements (which may be expressed or implied by such forward looking statements). Consequently, the following management's discussion and analysis, including all forward-looking statements contained therein, is qualified and limited by the foregoing cautionary factors. Interested persons are advised to consider all forward-looking statements within the context of such cautionary factors.

         Liquidity and Capital Resources

         At December 31, 1998, the Company had cash and other current assets of $11,044,600 as compared to cash and other current assets of $3,288,989 at December 31, 1997. The increase of $7,755,611 was primarily due to the Company's formation and the related capitalization of its majority owned subsidiary, Crown Distribution. Crown Distribution had current assets of $10,104,000 as of
December 31, 1998 which includes approximately $2.8 million in cash, $4.4 million in inventory and $2.8 million in accounts receivable. Crown Distribution operations require a working capital line for inventory purchases and other operating expenses. MCNIC, the minority interest owner, has established such line, in addition to a working capital loan provided, at an interest rate of 8%. At December 31, 1998, the line had a balance of $3,124,641 and the working capital loan had a balance of $5,810,581.

         The Company also owed MCNIC an additional $5,325,723 at December 31, 1998 with respect to the Preferential Capital Contribution which funded Crown Distribution's acquisition of the assets of Petro Source Asphalt Company. See "Item 1. Business Asphalt Distribution - Crown Asphalt Distribution, L.L.C." The Preferential Capital Contribution requires payment of a 15% rate of return and is payable solely from 50% of the cash flow from Crown Distribution's operations. At December 31, 1998, the Company has estimated $1,000,000 of this balance to be current.

         The Company believes its asphalt distribution business, which is operated through Capco, is a growth business whose success is not dependent on the Company's interest in the Crown Ridge Project. However, the asphalt distribution business is capital intensive and requires substantial investments to acquire terminal storage, blending and raw material assets. The Company recently acquired several terminals in transactions requiring substantial capital commitments. On April 17, 1999, the Company acquired the asphalt terminal fixed assets in Laurel, Montana and Williston, North Dakota along with certain contractual agreements of Asphalt Supply & Services, Inc. and Inoco, Inc. for $4,000,000, consisting of $750,000 in cash and 2,500,000 shares of unregistered common stock. On May 12, 1999, the Company acquired an asphalt terminal in Rawlins, Wyoming along with inventory for $2,291,571 from S&L Industrial. The purchase price consisted of the Company assuming S&L's debt of approximately $1,800,000, entering into a note payable to S&L for $225,000, and a cash payment of $266,571. The Company remains open to other asphalt related business opportunities to complement its existing asphalt distribution capabilities. There can be no assurance that the Company can obtain additional capital financing required to finance such transactions on acceptable terms and conditions.

         Under the Company's contractual relationships with MCNIC, MCNIC may have certain rights to participate in additional business opportunities, if any, which may be pursued by the Company. In the event MCNIC participates in these business opportunities, the Company expects that MCNIC will fund its proportionate share of the capital expenditures needed to pursue such opportunities.

         The Company believes it has sufficient capital to meet all of its current working capital requirements from its cash reserve, working capital line and other financing sources. However, the Company is required to fund 25% of Crown Ridge's capital costs, start-up costs and operating expenses. As of December 31, 1998, the Company has made cash contributions of approximately $1,651,000. Crown Ridge has experienced certain technical difficulties which the Company believes will be resolved. However, should such delays continue, or should the facility be unable to operate economically, the Company believes this would significantly impact Crown Ridge's ability to continue as a going concern and would adversely impact the Company's operations and financial condition. See
- "Item 1. Business - Asphalt Production - Crown Asphalt Ridge, L.L.C."


         Results of Operations

         1998 vs. 1997

         During the 1998 fiscal year, the Company made significant progress in the development of Crown Distribution and its asphalt terminal, blending, emulsion and distribution facilities. In particular, the Company acquired facilities located in Utah, Arizona, Colorado, Nevada, Wyoming, Montana and North Dakota. These asphalt distribution facilities enable the Company to purchase oil products and related raw materials from its suppliers and to store, process, blend and otherwise produce various grades of asphalt and asphalt products for sale to its customers in the western United States. As a result, the Company's revenues during the year ended December 31, 1998 were generated primarily from the asphalt product operations of Crown Distribution. Management of the Company expects these operations to increase in importance as the Company pursues it business plans. See "Item 1. Business."

         The Company's results for the year ended December 31, 1998 include expenses of $880,186 relating to the Company's early adoption of Statement of Position (SOP) No. 98-5 which requires expensing of start-up costs. The Company could have deferred this expense until 1999 but elected to record this change in accounting principle in 1998. Of this amount, $615,323 relates to expenses incurred in prior years and $264,863 relates to the current period. Also included in 1998 results is the value of certain warrants issued totaling $186,256. These warrants have exercise prices of $1.50, $2.00 and $2.50 per share. The total of these expenses of $1,066,442 represents approximately 96% of the Company's loss for 1998.

         Total revenue increased from $86,781 for the year ended December 31, 1997 to $23,835,734 for the year ended December 31, 1998, an increase of $23,748,953. The increase was due to revenue from the Company's recently acquired subsidiary, Crown Distribution. Crown Distribution is an asphalt distribution business that was formed to acquire the assets of Petro Source Asphalt Company, a Texas corporation. Crown Distribution sold approximately 151,000 tons of asphalt during the period.

         Cost of sales increased from $54,653 for the year ended December 31, 1997 to $21,916,816 for the year ended December 31, 1998, an increase of $21,862,163. This increase was due to the cost of asphalt sold from the Company's recently acquired asphalt distribution business. Cost of sales includes asphalt costs of $17,465,416 and asphalt terminal operating costs of $4,451,400.

         General and administrative expenses increased from $815,401 for the year ended December 31, 1997 to $1,253,953 for the year ended December 31, 1998, an increase of $438,552 (54%). This change was due to an increase in the Company's overhead related to its asphalt distribution business.

         Interest and other income/expenses increased from net expenses of $803,290 for the year ended December 31, 1997 to net expenses of $922,283 for the year ended December 31, 1998, a decrease of $118,993. The 1998 total was comprised of interest costs related to the Company's working capital line and preferential loan for its asphalt distribution business of $851,917, start-up costs of $264,863 related to Crown Ridge which were expensed pursuant to a change in accounting principle and $186,256 of expenses related to the valuation of warrants issued. These amounts were partially offset by interest and other income of $380,753. The 1997 total was comprised primarily of an $801,461 expense related to a loss on the sale of a subsidiary.

         Minority interest of $300,971 represents MCNIC's approximate 49% interest in Crown Distribution.

         1996 vs. 1997

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

         General and administrative expenses increased from $631,463 for the year ended December 31, 1996 to $815,401 for the year ended December 31, 1997, an increase of $189,938 (29%). This increase was primarily due to an increase in expenses relating to the Asphalt Ridge oil sand project financing.

         Other income/expenses increased from total expenses of $6,682 for the year ended December 31, 1996, to total expenses of $803,290 for the year ended December 31, 1997, an increase of $796,608. This increase was due to the loss recorded on the sale of Gavilan Petroleum, Inc.

         Year 2000 Assessment


         Like many other companies, the "Year 2000 problem" creates risks for the Company. The "Year 2000 problem" is the result of computer systems and other equipment with embedded chips or processors using two digits, rather than four, to define a specific year and potentially being unable to accurately process, provide and/or receive date and time data from, into and between the twentieth and twenty-first centuries, including the years 1999 and 2000, and leap year calculations. The Year 2000 problem, if not identified and corrected in a timely manner, could result in system failures or miscalculations, causing disruptions to various Company activities and operations and adversely impact its financial condition and results of operations.


         The Company is addressing the Year 2000 problem in three overlapping phases: (i) the identification and assessment of all critical equipment, hardware and software systems requiring modification or replacement prior to 2000; (ii) the remediation and testing of modifications to critical items; and
(iii) the development of contingency and business continuation plans to mitigate the extent of any disruption to the Company's operations arising from the Year 2000 problem.

         The Company began its assessment of Year 2000 issues in the first quarter of 1999 and the Company continues to assess the Year 2000 problem and its potential impact on its information technology ("IT") and non-IT systems. These activities are intended to encompass all major categories of systems in use by the Company, including oil sands extraction functions, asphalt processing, transportation and logistics systems, sales and finance and accounting. The Company is also actively working with critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant or to monitor their progress toward year 2000 compliance. The Company expects that assessment, remediation and contingency planning activities will continue throughout 1999 with the goal of appropriately resolving all material internal systems and third party issues. However, there can be no assurance that the Company will be able to complete its assessment, remediate problems or implement effective contingency plans before the end of 1999. Further, the Company's recent acquisitions of asphalt terminals, and the Company's continuing efforts to integrate these assets and new personnel into the Company's overall operations, present additional difficulties in the Company's assessment and remediation efforts.

         The Company and its affiliated joint venture entity, Crown Ridge, employ a number of IT systems in their operations, including, without limitation, computer networking systems, financial systems and other similar systems. In 1998, the Company and its subsidiaries began conversion of their principal computer software systems to a new integrated system to support future growth and improve productivity. Although no independent assessment has been conducted, management of the Company believes that the new computer system is Year 2000 compliant based upon indications from its computer systems vendors that the new computer systems incorporate current technology and software which are Year 2000 compliant.

         The Facility constructed by Crown Ridge incorporates state of the art technology and the Company believes that its IT and non-IT systems are Year 2000 compliant. However, the sophisticated nature of this Facility and the fact that it is in its initial operational phase requires that the Company continue to assess its Year 2000 readiness.

         The Company is also assessing its non-IT systems containing embedded electronic circuits. The Company's has identified the operations of Crown Ridge, Crown Distribution and CAT LLC, the Company's joint venture operating companies, as having the most non-IT Year 2000 operational risks since the Company's revenues and income are or will be derived primarily from these operations. As of March 15, 1999, the Company has not identified any material non-IT systems that are not Year 2000 compliant, although the Company's assessment efforts are ongoing.

         The Company is highly dependant upon electric power, natural gas, asphalt, petroleum based products and chemicals, as well as the delivery of such items by all forms of transportation, including, pipeline, shipping, rail and truck. A shortage of any of the foregoing products or a failure of or delays in one or more methods of transportation could have a material adverse affect on the Company and Crown Ridge and their respective operations.

         Although the Company has obtained assurances from some of its key suppliers, it has not independently evaluated whether its key suppliers are or will be Year 2000 compliant, and therefore the Company's contingency plans will assume that at least some of these suppliers will have disruptions in their deliveries and services to the Company or Crown Ridge. Given that assumption (and the risk that some of the Company's IT or non-IT systems will experience unidentified or unremediated Year 2000 problems), some of the worst case Year 2000 scenarios the Company might experience include a complete shut-down of Crown Ridge's Facility and one or more of the asphalt terminals of Crown Distribution, or a failure or substantial delay in the transportation of the Company's asphalt products. The occurrence of any of these events could result in lost revenues, lost customers, increased processing, storage or transportation costs, increased financing costs related to inventory shortages or sales order backlogs, substantial remediation costs and other similar costs and expenses.

         The potential costs, if any, to remediate direct or indirect Year 2000 problems the Company may have or identify has not been determined, nor can such costs, if any, be accurately predicted or determined given the ongoing nature of the Company's assessment efforts. At present, the Company has spent approximately $96,000 upgrading its IT systems and has spent roughly $5,000 to assess or remediate non-IT issues (excluding salaries of Company personnel). The Company currently expects that the total cost of these programs, including both incremental spending and redeployed resources, will not be in excess of $150,000. The total cost estimate is based on the current assessment of the projects and is subject to change as the project's progress.

         The Company has not yet developed any contingency plans in the event that it or its subsidiaries' IT or non-IT systems fail or in the event that material suppliers of goods or services fail or have significant disruptions in deliveries to the Company and its subsidiaries.

         The foregoing disclosure is based on the Company's current expectations, estimates and projections, which could ultimately prove to be inaccurate. Because of uncertainties, the actual effects of the Year 2000 problem on the Company may be different from the Company's current assessment. Factors, many of which are outside the control of the Company, that could affect the Company's ability to be Year 2000 compliant by the end of 1999 include the failure of customers, suppliers, governmental entities and others to achieve compliance; the inability or failure to identify all critical Year 2000 issues or to develop appropriate contingency plans for all Year 2000 issues that ultimately may arise.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATE

         The financial  statements required by this item are set forth following
Item 14 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On June 2, 1998, the Company terminated its independent auditor relationship with Pritchett, Siler & Hardy, P.C. ("Pritchett").

         Pritchett's report on the financial statements of the Company for the fiscal year ended December 31, 1997 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The Pritchett report for the fiscal year ended December 31, 1996 contained a statement as to the ability of the Company to continue as a going concern. Other than the foregoing, there were no adverse opinions or disclaimers of opinion, or qualifications or modifications as to uncertainty, audit scope or accounting principles.

         The decision to change accountants was approved by the Company's Board of Directors.

         During the fiscal years ended December 31, 1997, 1996 and 1995, and the period January 1, 1998 through June 2, 1998, there were no disagreements with Pritchett on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures or any reportable events.

         On June 2, 1998, the Company engaged Deloitte & Touche LLP ("Deloitte") as its independent auditors to audit and report on the financial statements of the Company for the fiscal year ended December 31, 1998. During the audit for the year ended December 31, 1998, certain prior period R & D expenditures totaling $453,649 have been reclassified as an expense as of January 1, 1996.

         Prior to engaging Deloitte, neither the Company nor anyone acting on its behalf consulted with Deloitte regarding the application of accounting principles to any specified transaction or the type of audit opinion that might be rendered on the Company's financial statements. In addition, during the Company's fiscal years ended December 31, 1997 and 1996, and during the period January 1, 1998 through June 2, 1998, neither the Company nor anyone acting on its behalf consulted with Deloitte with respect to any matters that were the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).


                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers and directors of the Company, their ages and their positions are set forth below:

          NAME                 AGE      POSITION
          James A. Middleton   63       Chairman of the Board of Directors
          Jay Mealey           42       Chief Executive Officer
                                        President, Treasurer, Director
          Alexander L. Searl   56       Chief Operating and Financial Officer
          Richard S. Rawdin    40       Vice President, Secretary, Director

         James A. Middleton has served as a director since February 1996 and served as Chief Executive Officer from December 1996 until his resignation on April 16, 1999. Mr. Middleton will continue to serve as a director until a new director is duly elected and qualified. Mr. Middleton was an Executive Vice President and director of Atlantic Richfield Co. from October 1987 to September 1994 and is presently a director of Texas Utilities Co.

         Jay Mealey has served as President and Chief Operating Officer and as a director of the Company since 1991. Mr. Mealey was appointed as Chief Executive Officer on April 16, 1999 and will serve as Chief Executive Officer, President and Treasurer and as a director, until a new officer and director, respectively, are elected and qualified. Mr. Mealey has been actively involved in the oil and gas exploration and production business since 1978. Prior to employment with the Company, Mr. Mealey served as Vice President of Ambra Oil and Gas Company and prior to that worked for Belco Petroleum Corporation and Conoco, Inc. in their exploration divisions. Mr. Mealey is responsible for managing the day-to-day operations of the Company.

         Alexander L. Searl was appointed as Chief Operating Officer and Chief Financial Officer of the Company on June 4, 1999. Prior to joining the Company, Mr. Searl was Senior Vice President and Chief Financial Officer of TheraTech, Inc., a publicly-held pharmaceutical drug delivery company. Prior to joining Theratech, Mr. Searl was employed by American Stores Company, one of the nation's leading food and drug retailers, where he was Executive Vice President and Treasurer. He previously served 21 years in management positions of increasing responsibility with Hercules Incorporated, including several years as the international chemical manufacturer's corporate vice president and treasurer.

         Richard S. Rawdin has served as a Vice President and Secretary and as a director of the Company since 1991 and will serve as Vice-President and Secretary and as a director, until a new officer and director, respectively, are elected and qualified. From February 1986 to September 1991, Mr. Rawdin served as Controller and Vice President of Finance for Kerry Petroleum Company, Inc. Prior to that, he was employed as a senior consultant with Deloitte and Touche. Mr. Rawdin is a Certified Public Accountant.

Compliance with Section 16(a) of the Securities and Exchange Act of 1934

         Section 16(a) of the Securities and Exchange Act of 1934 (the "Exchange Act") requires the Company's executive officers and directors and certain shareholders to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "Commission"). Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company notes that James A. Middleton, a director of the Company and it former Chief Executive Officer, was late in reporting that he was granted, on February 6, 1998, options to acquire 75,000 shares of Company common stock at an exercise price of $1.50 per share. Mr. Middleton filed a Form 5 on February 16, 1999 reporting the grant of such options.

ITEM 11.  EXECUTIVE COMPENSATION

         The compensation of James A. Middleton, the Company's Chief Executive Officer and the Company's two highly paid executive officers (collectively, the "Named Officers") is discussed in the following tables.

Summary Compensation Table

         The following table contains information regarding compensation paid to the Company's Named Officers for the fiscal years listed. No other executive officer of the Company earned compensation in excess of $100,000 in fiscal year
1998.

=============================== ===================================================== ========================================
                                                Annual Compensation                                  Long Term
                                                                                                    Compensation
=============================== ===================================================== ========================================
  Name and Principal Position                Salary     Bonus ($)    Other Annual          Securities           All Other
                                  Year         ($)                 Compensation ($)        Underlying        Compensation ($)
                                                                                        Options/SARS (#)
------------------------------- ---------- ------------ ---------- ------------------ --------------------- ------------------
James A. Middleton, Chief         1998              $0         $0                 $0                      0                  0
Executive Officer(1)              1997              $0         $0                 $0                      0                  0
                                  1996(1)           $0         $0                 $0                      0                  0
------------------------------- ---------- ------------ ---------- ------------------ --------------------- ------------------
Jay Mealey, President             1998        $155,000         $0            $48,539(4)                   0               $539(5)
                                  1997        $100,000    $56,250                 $0                450,000 (3)              0
                                  1996         $78,000         $0                 $0                      0                  0
------------------------------- ---------- ------------ ---------- ------------------ --------------------- ------------------
Richard S. Rawdin, Vice           1998         $78,000         $0            $31,672(4)                   0                  0
President and Secretary           1997         $52,500    $56,250                 $0                      0(3)               0
                                  1996(2)            *          *                  *                      *                  *
=============================== ========== ============ ========== ================== ===================== ==================

(1) Mr. Middleton resigned as Chief Executive Officer on April 16, 1999.

(2) Although employed by the Company, Mr. Rawdin did not earn compensation in excess of $100,000 in 1996.

(3) Does not include 148,148 options to purchase Common Stock of the Company at the purchase price of $.5625 per share which were previously granted to both Mr. Mealey and Mr. Rawdin in May 1995 and which became exercisable upon satisfaction of a condition precedent to vesting and exercise, namely, the receipt and completion of financing on the Company's Asphalt Ridge project.

(4) Includes non-cash compensation expense in the amounts of $40,139 and $31,672 for Mr. Mealey and Mr. Rawdin, respectively, recorded by the Company in connection with their exercise of options to acquire Company common stock. The foregoing sums represent the value of such options, generally determined by the difference between the fair market value of the stock subject to the options and the exercise price paid for the common stock. Mr. Mealey's amount also includes a car allowance of $8,400.

(5) Represents life insurance paid for Mr. Mealey.

Option/SAR Grants Table

         The following table sets forth information with respect to individual grants of stock options made by the Company to the Named Officers during the fiscal year ended December 31, 1998. The Company did not grant any stock appreciation rights during the fiscal year ended December 31, 1998.

============================ ============= ==================== =================== ============== ===========================
                               Number of    % of Total Options   Exercise or Base     Expiration   Potential Realizable Value
                              Securities        Granted to         Price ($/Sh)        Date for    at Assumed Annual Rates of
            Name              Underlying   Employees in Fiscal                       Option Term    Stock Price Appreciation
                                Options            year                                                  for Option Term
                              Granted (#)
============================ ============= ==================== =================== ============== ===========================
James A. Middleton (1)          75,000             100%           $1.50 per share      1/29/03               $22,500
Jay Mealey                         0               N/A                  N/A              N/A                   N/A
Richard S. Rawdin                  0               N/A                  N/A              N/A                   N/A
============================ ============= ==================== =================== ============== ===========================

(1) Granted as of February 6, 1998 under Mr. Middleton's Employment Agreement dated January 26, 1996, which obligated the Company to grant such options as additional compensation for services during the period February 6, 1997 -February 6, 1998.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

         The following table contains information regarding the fiscal year-end value of unexercised options held by the Named Officers. The aggregate value of the options was calculated using the average bid and asked price for the
Company's Common Stock on December 31, 1998.

========================= ================= =============== ================================== ==================================
                                                             Number of securities underlying   Value of unexercised in-the-money
                                                               unexercised options/SARs at      options/SARs at fiscal year end
                                                                     fiscal year end                          ($)
                                                                           (#)
                                                            ---------------------------------- ----------------------------------
                               Shares          Value
          Name                Acquired        Realized
                           on Exercise (#)      ($)         Exercisable       Unexercisable    Exercisable       Unexercisable
========================= ================= =============== ================================== ==================================
James A. Middleton                   0              0        450,000                   0              $0              $0
Jay Mealey                     548,148        $40,139(1)           0             450,000 (2)          $0              $0
Richard S. Rawdin              398,148        $31,672(1)           0             398,148              $0              $0
========================= ================= =============== ================================== ==================================


(1) Includes non-cash compensation expense in the amounts of $40,139 and $31,672 for Mr. Mealey and Mr. Rawdin, respectively, recorded by the Company in connection with their exercise of options to acquire Company common stock. The foregoing sums represent the value of such options, generally determined by the difference between the fair market value of the stock subject to the options and the exercise price paid for the common stock.

(2) Represents three tranches of 150,000 options granted in a single grant to Mr. Mealey in November of 1997. The first tranche of options vested on November 1, 1997, but is not exercisable until the average offer price of the Company's Common Stock equals or exceeds $2.00 per share for thirty days. The second tranche of options vested in November 1, 1998, provided that Mr. Mealey is employed by the Company, but will not be exercisable until the average offer price of the Company's Common Stock equals or exceeds $3.00 per share for thirty days. The third tranche of options will vest on November 1, 1999, provided that Mr. Mealey is employed by the Company, but will not be exercisable until the average offer price of the Company's Common Stock equals or exceeds $4.00 per share for thirty days.

Director Compensation

         The Company does not presently offer any compensation to its directors for their service as members of the Company's Board of Directors. Directors, however, are reimbursed for their expenses in attending Board meetings and are not precluded from serving the Company in any other capacity and receiving compensation therefor. Following his resignation as Chief Executive Officer of the Company on April 16, 1999, James A. Middleton serves the Company only in the capacity as a director and is therefore the Company's only outside director.

Employment Contracts

         On January 26, 1996, the Company entered into an employment agreement with James A. Middleton, the Chief Executive Officer and Chairman of the Board of the Company. Mr. Middleton's employment agreement terminated on February 6, 1999. The agreement provided for a base salary equal to five percent of the Company's net profits from operations before depletion, depreciation, tax credits and amortization, but after interest on debt, with a salary cap of $1,000,000 per calendar year. Under his employment agreement, Mr. Middleton was granted options to purchase 300,000 shares of the Company's Common Stock at an exercise price of $.66 per share pursuant to the employment agreement. Mr. Middleton was also granted, on February 6, 1998 and 1999, additional options to purchase 75,000 shares of the Company's Common Stock (when combined, these options allow Mr. Middleton to acquire 150,000 shares of Common Stock). Mr. Middleton has resigned his position as Chief Executive Officer of the Company and now serves only as a director.

         On November 1, 1997, the Company entered into an employment agreement with Jay Mealey, the Company's President and Treasurer. Mr. Mealey's employment agreement expires on December 31, 1999, but will automatically be extended until December 31, 2002, unless the Company gives written notice of non-renewal during the year 2000, in which case the agreement will terminate 12 months after delivery of the written notice of non-renewal. The employment agreement provided for an initial base salary of $150,000, which amount was increased to $180,000 on November 1, 1998 and will be further increased to $210,000 on November 21, 1999. Thereafter, the agreement increases each subsequent year by 20% per annum effective as of January 1 of each successive year beginning January 1, 2001. In addition to the base salary, Mr. Mealey is entitled to compensation bonuses based on (1) the Company's earnings per share and (2) the price of the Company's Common Stock. Mr. Mealey is also eligible to receive a discretionary bonus each fiscal year during the term or renewed terms of the agreement in amounts determined by the Board of Directors of the Company in its sole discretion. Under the terms of the employment agreement, Mr. Mealey was also issued options pursuant to the Company's Long Term Equity-Based Incentive Plan to purchase 450,000 shares of the Company's Common Stock at an exercise price of $1.62 per share. The options vest in three equal tranches. The first tranche of options to purchase 150,000 shares vested on November 1, 1997, the second tranche of 150,000 options vests on November 1, 1998 and the final tranche vests on November 1, 1999. None of the options, however, can be exercised until the offer price of the Company's Common Stock, for thirty days, equals or exceeds $2.00 per share with respect to the first tranche of options, $3.00 per share with respect to the second tranche and $4.00 per share with respect to the final tranche.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of May 31, 1999 for (i) each executive officer of the Company, (ii) each director of the Company, (iii) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of any class of the Company's stock, and (iv) all directors and officers as a group.

   Name and Address (1)            Number of Shares      Percentage of Class (2)
                                   Beneficially Owned
------------------------------     -------------------   -----------------------
Common Stock
Sundance Assets, L.P. (3)               4,602,069(4)             26.19%

Jay Mealey                              2,337,699(5)             17.26%
Thomas W. Bachtell                      2,124,100(6)             15.35%
Richard S. Rawdin                          589,308               4.44%
James A. Middleton                          505,000(7)           3.68%
Alexander L. Searl                            0                       0%
Executive Officers and
 Directors as Group (4 persons)            3,432,007              24.52%
================================   ====================   ======================

         (1) The address for Sundance Assets, L.P. is 1400 Smith, Houston, Texas, 77002. The address for Messrs. Middleton, Mealey and Rawdin is c/o Crown Energy Corporation, 215 South State Suite 650, Salt Lake City, Utah 84111. The address for Mr. Bachtell is 3245 Big Spruce Way, Park City, Utah 84060.

         (2) Based on 13,285,581 shares of the Company's Common Stock issued and outstanding on May 23, 1999. Under Rule 13d-3 of the Exchange Act, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding.

         (3) Sundance Assets, L.P., a Delaware limited partnership ("Sundance"), is a controlled affiliate of Enron Corp., an Oregon corporation. The general partner of Sundance is Ponderosa Assets, L.P., a Delaware limited partnership ("Ponderosa") and wholly-owned subsidiary of Enron Corp. and certain of it subsidiaries. The general partner of Ponderosa is Enron Ponderosa Management Holdings, Inc., a Delaware corporation ("EPMH") and wholly-owned subsidiary of Enron Corp. Because of its control of Ponderosa, EPMH and Sundance, Enron Corp. may be deemed to be the beneficial owner of all securities of the Company beneficially owned by Sundance. However, Enron Corp., Ponderosa and EPMH disclaim beneficial ownership of all such securities of the Company.

         (4) Includes 317,069 shares of Company common stock issued to Sundance on February 2, 1999, and 4,285,000 common stock shares issuable upon exercise of 500,000 shares of the Company's $10 Class A Convertible Preferred Stock (which are convertible into shares of the Company's Common Stock at the rate of 8.57 shares of common stock for each share of preferred stock, subject to adjustment as set forth in the Certificate of Designations of the Class A Preferred Stock).

         (5) Includes 2,077,699 shares owned directly by Mr. Mealey, 150,000 shares underlying options to acquire common stock exercisable within 60 days and 110,000 shares gifted by Mr. Mealey to Glenn Mealey as custodian for Mr. Mealey's children, Cameron and Andrew Mealey. Mr. Mealey expressly disclaims beneficial ownership of the shares held by Glenn Mealey.

         (6) Includes 548,148 shares underlying options to acquire common stock which are exercisable within 60 days.

         (7) Includes 450,000 shares underlying options to acquire common stock which are exercisable within 60 days.

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

         As of December 31, 1998, there existed certain payables and receivables between the Company and Crown Ridge. In particular, Crown Ridge owed $3,290 to CAC and $69,711 to the Company and Capco owed $3,227 to Crown Ridge. The Company has also paid various construction costs, start-up expenses and royalties for and on behalf of Crown Ridge. MCNIC holds a majority interest in Crown Ridge.

         On August 1, 1997, Capco entered into a two-year Operating and Management Agreement to manage, supervise and conduct the operations of Crown Ridge. See "Item 1. Business of the Company - Asphalt Production - Crown Ridge, L.L.C." MCNIC holds a majority interest in Crown Ridge.

         During 1998, the Company issued 300,000 shares of its common stock at the price of $1.34 per share to Asphalt Ridge, L.P. in exchange for certain research and development services provided to the Company. Certain owners of Asphalt Ridge, L.P. own shares of the Company's common stock, although such interests in the aggregate are believed to be less than 5% of the Company's issued and outstanding stock.

         In July 1998, Capco entered into an Operating and Management Agreement to manage, supervise and conduct the operations of Crown Distribution. See "Item

1. Business of the Company - Asphalt Distribution - Crown Distribution, L.L.C." MCNIC holds a minority interest in Crown Distribution.

         The Company serves as manager of CAT LLC. See "Item 1. Business of the Company - Asphalt Distribution - Cowboy Asphalt Terminal, L.L.C." MCNIC holds a minority interest in CAT LLC through its interest in Crown Distribution.

                                    PART IV.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report:

(1) Financial statements, as set forth on the attached Index to Financial Statements.

(2)      Exhibits, as set forth on the attached Exhibit Index.

(b) On November 18, 1998, the Company filed an amendment to its Form 8-K filed on July 17, 1998 to include certain pro forma financial statements regarding Petro Source Asphalt Company. During the quarter ended December 31, 1998, the Company did not file any other reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     CROWN ENERGY CORPORATION
                                                     (Registrant)

                                                     /s/ Jay Mealey
                                                     ---------------------------
                                                     Jay Mealey
                                                     Chief Executive Officer,
                                                     Director

                                                     Date:  June 14, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                     Jay Mealey

                                                     /s/  Jay Mealey
                                                     ---------------------------
                                                     Chief Executive Officer and
                                                     director

                                                     Date:  June 14, 1999



                                                     Richard S. Rawdin

                                                     /s/ Richard S. Rawdin
                                                     ---------------------------
                                                     Vice President, Director
                                                     and Secretary

                                                     Date:  June 14, 1999

                                  EXHIBIT INDEX

EXHIBIT NO.                           DOCUMENT
 2.1 Purchase and Sale Agreement regarding Petro Source Asphalt Company, dated July 2, 1998 (15)
 2.2              Memorandum of Closing regarding Refinery Technologies, Inc.*
 2.3              Assignment and Agreement with Refinery Technologies, Inc.*
 3.1              Articles of Incorporation (6)
 3.2              Certificate of Voting Powers, etc. of the Company's Preferred
                  Stock (10)
 3.3              Amended Bylaws (1)
 4.1 Convertible Debenture - Agreement dated May 6, 1997, between Crown Energy Corporation and
                  Oriental New Investments, Ltd. (7)
 4.2              Warrant with Encap Investments, L.C. (12)
 4.3 Form of Stock Option Agreements between the Company and (1) Jay Mealey, (2) Richard Rawdin and (3) Thomas Bachtell (12)
 4.4              The Crown-Energy Long Term Equity Basic Incentive Plan (13)
 4.5 Common Stock Purchase Warrant dated November 4, 1997 issued to Enron Capital & Trade
                  Resources Corp.  (10)
 4.6 Form of Warrant issued to principals of IBEX Group, Inc. and Hoffman Partners, Inc.
 4.7              May 1998 Warrant issued to Ladenburg Thalmann
10.1 License Agreements with Park Guymon Enterprises, Inc., dated January 20, 1989, June 1, 1990 and June 1, 1990 (3)
10.2              Amendment to License Agreement with Park Guymon Enterprises,
                  Inc. (6)
10.3              Employment Agreement with Jay Mealey (12)
10.4              Consulting Agreement with IBEX Group, Inc. and Hoffman
                  Partners, Inc. (6)
10.5              Promissory Note issued to Jay Mealey 12/31/95 (6)
10.6              Promissory Note issued to Thomas W. Bachtell 12/31/95 (6)
10.7              Promissory Note issued to Thomas W. Bachtell 12/31/95 (6)
10.8              Oil and Gas Minerals Lease, dated September 1, 1991 with
                  Wembco, Inc. (4)
10.9              Crown Office Space Lease (5)
10.10             First Amendment to Crown Office Space Lease (12)
10.11             Investment Banking Agreement with Fortress Financial Group,
                  Ltd. (12)
10.12             Promissory Note from Jay Mealey (12)
10.13             Promissory Note from Rich Rawdin (12)
10.14             Stock Pledge Agreement with Jay Mealey (12)
10.15             Stock Pledge Agreement with Rich Rawdin (12)
10.16 Assignment of Assets to Crown Asphalt Ridge, L.L.C. by Crown Asphalt Corporation (12)
10.17             Assignment to Crown Asphalt Ridge, L.L.C. by Crown Asphalt
                  Corporation (12)
10.18 Asphalt Ridge Project Operating and Management Agreement with Crown Asphalt Ridge L.L.C., dated August 1, 1997 (12)
10.19             Sublicense and Agreement between Crown Asphalt Ridge,  L.L.C.
                  and Crown Asphalt  Corporation (12)
10.20             Stock Purchase Agreement with Enron Capital & Trade Resources
                  Corp. (10)

10.21             Engineering, Construction and Procurement Agreement with
                  CEntry  Constructors & Engineers, LLC (12)
10.22             Revised Right of Co-Sale  Agreement  between Jay Mealey and
                  Enron Capital & Trade  Resources Corp. (11)
10.23             Guaranty Agreement in favor of MCNIC Pipeline & Processing
                  Company (12)
10.24             Crown Office Space Sublease (12)
10.25             Stock Purchase  Agreement  dated July 2,  1997,  between Crown
                  Energy Corporation and Road Runner Oil, Inc. (8)
10.26             Letter Agreement with EnCap Investments L.C. (12)
10.27             Purchase and Sale  Agreement  dated July 2, 1998 between
                  Petro Source  Asphalt  Company and
                  Crown Asphalt Distribution LLC (15)
10.28             Saba  Petroleum  Processing  Agreement  for Santa Maria
                  Refinery in California  dated May 1, 1997 between Petro
                  Source  Refining  Corporation  and Santa Maria Refining
                  Company and Saba Petroleum Company,  which was assigned
                  to the Company on or about July 2, 1998. (16)
10.29             MetLife Equipment Lease dated May 1, 1997 between Petro
                  Source   Refining   Corporation   and  MetLife  Capital
                  Corporation,  which was  assigned  to the Company on or
                  about July 2, 1998. (16)
10.30             PacifiCorp  Property  Lease dated April 1, 1996 between
                  Petro Source Refining Corporation and PacifiCorp, which
                  was  assigned  to the Company on or about July 2, 1998. (16)
10.31             GATX Rail Car Lease dated December 10, 1987 between Petro
                  Source Corporation and General American Transportation
                  Corporation, which was assigned to the Company on or about
                  July 2, 1998 (16)
10.32             Office Space Lease (16)
10.33             Operating Agreement for Crown Asphalt Ridge, L.L.C. (17)
10.34             Operating Agreement for Crown Asphalt Distribution L.L.C.*
10.35             Operating and Management Agreement for Crown Asphalt
                  Distribution L.L.C.*
10.36             Operating Agreement for Cowboy Asphalt Terminal L.L.C. *
10.37             April 3, 1998 Agreement regarding  investment banking services with Ladenburg  Thalmann*
10.38             Indemnification   Agreement  with  Ladenburg Thalmann*
10.39             Asset Purchase Agreement - Asphalt Supply & Services, Inc.
                  and Inoco, Inc. (18)
11                Statement  regarding  computation of per share earnings (the information required for Exhibit 11 is set forth on page F-5 of the Financial Statements of this Form 10-K)
16                Letter of Pritchett, Siler & Hardy, P.C. dated June 5,
                  1998 (14)
21                Subsidiaries of the Company (the  information  required for
                  Exhibit 21 is set forth in "Item 1 - Subsidiaries of the
                  Company")
27                Financial Data Schedule
---------------------------------

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

(10) Incorporated by reference from Enron Capital & Trade Resources Corp. Form 13D filed with the Commission on or about October 10, 1997.

(11) Incorporated by reference from Enron Capital & Trade Resources Corp. Form 13D/A filed with the Commission on or about November 12, 1997.

(12) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Commission on or about March 31, 1998, bearing Commission file number 0-19365.

(13) Incorporated by reference from the Company's Amended Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Commission on or about April 30, 1998, bearing Commission file number 0-19365.

(14) Incorporated by reference from the Company's Form 8-K filed with the Commission on or about June 9, 1998, bearing Commission file number 0-19365.

(15) Incorporated by reference from the Company's Form 8-K filed with the Commission on or about July 17, 1998, bearing Commission file number 0-19365

(16) Incorporated by reference of the Company's Amended Form 10-Q filed with the Commission for the period ending September 30, 1998, filed with the Commission on November 25, 1998.

(17) Incorporated by reference from the Company's Amended Form 8-K filed with the Commission on or about November 18, 1997, bearing Commission file number 0-19365.

(18) Incorporated by reference from the Company's Form 8-K filed with the Commission on or about May 3, 1999, bearing Commission file number 0-19365.

* The Company agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to such agreement upon request by the Commission.

                            CROWN ENERGY CORPORATION

                              FINANCIAL STATEMENTS



                                                                       PAGE

Independent Auditors' Report of Deloitte & Touche LLP                   F-1

Independent Auditors' Report of Pritchett, Siler and Hardy, P.C.        F-2

Consolidated Balance Sheets, December 31, 1998 and 1997                 F-3

Consolidated Statements of Operations for the years ended
       December 31, 1998, 1997 and 1996                                 F-5

Consolidated Statements of Stockholders' Equity, for the years
       ended December 31, 1998, 1997 and 1996                           F-6

Consolidated Statements of Cash Flows, for the years ended
       December 31, 1998, 1997 and 1996                                 F-7

Notes to Consolidated Financial Statements                              F-10

                            CROWN ASPHALT RIDGE, LLC

                              FINANCIAL STATEMENTS



Independent Auditors' Report of Deloitte & Touche LLP                  F-27

Independent Auditors' Report of Pritchett, Siler and Hardy, P.C.       F-28

Balance Sheets, December 31, 1998 and 1997                             F-29

Statements of Operations for the year ended
        December 31, 1998 and Inception through December 31, 1997      F-30

Statement of Member's Equity, for the years
        ended December 31, 1998 and 1997                               F-31

Statement of Cash Flows, for the years ended
        December 31, 1998 and Inception through December 31, 1997      F-32

Notes to Consolidated Financial Statements                             F-34

CROWN ENERGY CORPORATION
Consolidated Financial Statements as of December 31, 1998 and 1997 and for Each of the Three Years in the Period Ended December 31, 1998 and
Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Crown Energy Corporation
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Crown Energy Corporation and Subsidiaries (the Company) at December 31, 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 1998 the Company and an unconsolidated equity method affiliate changed their method of accounting for the costs of start-up activities to conform with Statement of Position No. 98-5, Reporting on the Costs of Start-Up Activities.



DELOITTE & TOUCHE LLP

Salt Lake City, Utah
March 26, 1999
(May 12, 1999 as to the last
  two paragraphs of Note 16)

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
CROWN ENERGY CORPORATION
Salt Lake City, Utah


We have audited the accompanying consolidated balance sheet of Crown Energy Corporation at December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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


In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated financial position of Crown Energy Corporation as of December 31, 1997, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.




/s/ Pritchett, Siler and Hardy, P.C.


March 5, 1997, except as to Note 1 as to which the date is June 8, 1999 Salt Lake City, Utah


CROWN ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
------------------------------------------------------------------------------------------------------------------------

ASSETS                                                                                       1998              1997

CURRENT ASSETS:
  Cash and cash equivalents                                                               $ 3,735,632        $3,100,765
  Accounts receivable, net of allowance for uncollectible
    accounts of $100,475 and $75,000 at December 31, 1998
    and 1997, respectively                                                                  2,823,778            10,808
  Inventory                                                                                 4,445,819
  Prepaid and other current assets                                                             39,371           177,416
                                                                                          -----------        ----------

           Total current assets                                                            11,044,600         3,288,989

PROPERTY, PLANT, AND EQUIPMENT, Net                                                         3,013,792             7,383

INVESTMENT IN AND ADVANCES
  TO AN EQUITY AFFILIATE                                                                    4,551,441         3,149,045

GOODWILL, Net                                                                               4,040,231

OTHER INTANGIBLE ASSETS, Net                                                                  225,000

OTHER ASSETS                                                                                  696,200           164,591
                                                                                          -----------        ----------
TOTAL                                                                                     $23,571,264        $6,610,008
                                                                                          ===========        ==========

See notes to consolidated financial statements.


CROWN ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                                                        1998                  1997

CURRENT LIABILITIES:
  Accounts payable                                                                       $ 1,857,407            $ 9,535
  Preferred stock dividends payable                                                          467,433             65,414
  Accrued expenses                                                                           180,116             59,567
  Long-term debt to related party - estimated current portion                              1,000,000
  Line-of-credit to related party                                                          8,935,221
                                                                                          ----------         ----------
           Total current liabilities                                                      12,440,177            134,516

COMMITMENTS AND CONTINGENCIES
  (Notes 3, 6, 8, 9, 11, 12, and 16)

MINORITY INTEREST IN CONSOLIDATED
  JOINT VENTURE                                                                            1,255,477

CAPITALIZATION:
  Long-term debt to related party                                                          4,325,723
  Redeemable preferred stock                                                               4,783,019          4,726,415
  Common stockholders' equity                                                                766,868          1,749,077
                                                                                          ----------         ----------
           Total capitalization                                                            9,875,610          6,475,492
                                                                                          -----------        ----------
TOTAL                                                                                    $23,571,264        $ 6,610,008
                                                                                         ===========        ===========


See notes to consolidated financial statements.

CROWN ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
------------------------------------------------------------------------------------------------------------------------

                                                                             1998               1997            1996

SALES, Net of demerits                                                    $23,835,734         $ 86,781        $224,855

COST OF SALES                                                              21,856,171           54,653         137,340
                                                                          -----------       ----------       ---------

GROSS PROFIT                                                                1,979,563           32,128          87,515

GENERAL AND ADMINISTRATIVE EXPENSES                                         1,253,953          815,401         631,463
                                                                          -----------         --------        --------
INCOME (LOSS) FROM OPERATIONS                                                 725,610         (783,273)       (543,948)
                                                                          -----------       ----------       ---------
OTHER INCOME (EXPENSE):
  Interest income                                                             132,225           35,451          20,589
  Interest expense                                                           (851,917)         (37,280)        (27,271)
  Equity in start-up costs of unconsolidated equity affiliate                (264,863)
  Other income                                                                248,528
  Other expenses related to valuation of warrants                            (186,256)
  Loss on sale of subsidiary                                                                  (801,461)
                                                                          -----------         --------        --------
           Total other expense, net                                          (922,283)        (803,290)         (6,682)
                                                                          -----------       ----------       ---------
LOSS BEFORE INCOME TAXES
  AND MINORITY INTERESTS                                                     (196,673)      (1,586,563)       (550,630)

DEFERRED INCOME TAX BENEFIT                                                                    434,056         129,044

MINORITY INTEREST IN EARNINGS OF
  CONSOLIDATED JOINT VENTURE                                                 (300,971)
                                                                          -----------       ----------       ---------
LOSS BEFORE CUMULATIVE EFFECT OF
  A CHANGE IN ACCOUNTING PRINCIPLE                                           (497,644)      (1,152,507)       (421,586)

CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE - Expensing of
  start-up costs                                                             (615,323)
                                                                          -----------       ----------       ---------
NET LOSS                                                                  $(1,112,967)      $1,152,507)      $(421,586)
                                                                          ===========       ==========       =========

LOSS PER COMMON SHARE BEFORE
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING  PRINCIPLE - Basic and diluted                                   $ (0.07)         $ (0.11)        $ (0.04)
                                                                          ===========       ==========       =========
CUMULATIVE EFFECT OF EXPENSING
  START-UP COSTS - Basic and diluted                                          $ (0.05)            NONE            NONE
                                                                          ===========       ==========       =========
NET LOSS PER COMMON SHARE -
  Basic and diluted                                                           $ (0.12)         $ (0.11)        $ (0.04)
                                                                          ===========       ==========       =========

See notes to consolidated financial statements.


CROWN ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
-----------------------------------------------------------------------------------------------------------------------------------


                                                                        Common Stock        Common
                                                                         Warrants           Stock
                                   Common Stock         Additional      Outstanding        Subscrip-
                                --------------------    Paid-in     ---------------------    tions        Retained
                                Shares       Amount      Capital     Warrants    Amount    Receivable     Deficit        Total
                                ------       ------      -------     --------    ------    ----------     -------        -----
BALANCE, January 1,
 1996 (as previously
 reported)                   9,861,069     $197,220   $4,701,193      183,750      NONE       NONE      $(1,833,541)   $ 3,064,872
To record various
 expenses incurred in
 prior years                                                                                               (453,649)      (453,649)
                            ----------     --------   ----------      -------  --------  ---------      -----------      ---------

BALANCE, January 1,
 1996 (as restated,
 see Note 1)                 9,861,069      197,220    4,701,193      183,750      NONE       NONE       (2,287,190)     2,611,223

Shares issued for
 cash at $.50 per
 share,  net of
 placement costs
 of $65,000                    800,000       16,000      319,000                                                           335,000
Shares issued for
 commissions                    80,000        1,600       38,400                                                            40,000
Shares issued for
 services at $.79 to
 $1.00 per share               241,547        4,832      224,542                                                           229,374
Shares issued for
 payment of note payable        47,955          959       22,637                                                            23,596
Shares issued for
 cash at $.50 per share        400,000        8,000      192,000                                                           200,000
Net loss                                                                                                    (421,586)     (421,586)
                            ----------     --------   ----------      -------  --------  ---------      -----------      ---------

BALANCE, December 31,
 1996 as restated (Note 1)  11,430,571      228,611    5,497,772      183,750      NONE       NONE       (2,708,776)     3,017,607

Shares issued for
 non-cash consideration
 at $1.00 per share             35,000          700       34,300                                                            35,000
Shares issued for
 payables at $.86 per share     10,000          200        8,406                                                             8,606
Shares issued for
 payment of note payable        56,877        1,138       24,847                                                            25,985
Shares issued upon
 conversion of convertible
 debentures at $.90 per share   173,101       3,462      152,441                                                          155,903
Cancellation of
 shares previously issued      (25,000)        (500)     (19,188)                                                          (19,688)
Issuance of common
 stock upon exercise
 of stock options               41,667          833         (833)
Preferred shares
 offering cost                                          (587,318)     100,000  $ 57,318                                   (530,000)
Allocation of proceeds
 from issuance of
 preferred stock to estimated
 fair value of
 detachable stock warrant                                283,019                                                           283,019
Accretion of preferred
 stock to stated value                                    (9,434)                                                           (9,434)
Dividends on redeemable
 preferred stock                                        (65,414)                                                          (65,414)
Net loss                                                                                                  (1,152,507)   (1,152,507)
                            ----------     --------   ----------      -------  --------  ---------      -----------      ---------

BALANCE, December 31,
 1997 as restated (Note 1)  11,722,216      234,444    5,318,598      283,750    57,318       NONE       (3,861,283)     1,749,077

Issuance of common
 stock upon exercise of
 stock options in
 exchange for notes
 receivable                    946,296       18,926      530,240                         $(549,166)
Shares issued at
 $1.34 per share               300,000        6,000      397,125                                                           403,125
Dividends on redeemable
 preferred stock                                        (402,019)                                                         (402,019)
Warrants issued for
 consulting services                                                  400,000   186,256                                    186,256
Accretion of preferred
 stock to stated value                                   (56,604)                                                          (56,604)
Net loss                                                                                                 (1,112,967)    (1,112,967)
                            ----------     --------   ----------      -------  --------  ---------      -----------      ---------
BALANCE, December 31, 1998  12,968,512     $259,370   $5,787,340      683,750  $243,574  $(549,166)     $(4,974,250)     $ 766,868
                            ==========     ========   ==========      =======  ========  =========      ===========      =========


See notes to consolidated financial statements.


CROWN ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
------------------------------------------------------------------------------------------------------------------------

                                                                               1998              1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                $ (1,112,967)     $(1,152,507)      $(421,586)
                                                                           -----------      -----------       ---------
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
    Depreciation, depletion, and amortization                                  235,374           39,857          80,062
    Provision for uncollectible accounts receivable                             25,475
    Equity in start-up costs of unconsolidated equity affiliate                376,693
    Distributions to minority interest net of minority
      interest in earnings of consolidated joint venture                      (244,523)
    Deferred income tax benefit                                                                (434,056)       (129,044)
    Loss on sale of subsidiary                                                                  801,461
    Other expenses paid through equity instruments                             589,381          117,738         474,082
    Changes in operating  assets and liabilities  (net of effect of acquisition, see Note 4):
      Accounts receivable                                                   (2,838,445)         (12,529)          7,318
      Inventory                                                              3,187,170
      Prepaid and other current assets                                         138,045           35,464
      Other assets                                                            (544,355)           1,792        (102,981)
      Accounts payable                                                       1,847,872          (78,576)       (151,651)
      Accrued expenses                                                         120,549         (140,209)        (52,072)
                                                                           -----------      -----------       ---------
           Total adjustments                                                 2,893,236          330,942         125,714
                                                                           -----------      -----------       ---------
          Net cash provided by (used in) operating activities                1,780,269         (821,565)       (295,872)
                                                                           -----------      -----------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant, and equipment                                  (904,277)          (6,960)
  Acquisition of Petro Source Asphalt Company                              (14,235,726)
  Investment in and advances to Crown
    Asphalt Ridge, LLC                                                      (1,766,343)        (433,219)
  Proceeds from sale of oil and gas investments                                                  75,000
  Additions to mining properties                                                                (25,060)       (185,997)
  Payment for reclamation deposit                                                              (138,701)
                                                                           -----------      -----------       ---------
           Net cash used in investing activities                           (16,906,346)        (528,940)       (185,997)
                                                                           -----------      -----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in line-of-credit to related party                              8,935,221
  Proceeds from long-term debt                                               6,000,000
  Payments on long-term debt                                                  (674,277)        (311,502)         (7,606)
  Sale of equity interest in subsidiary to a
    minority shareholder                                                     1,500,000
  Proceeds from convertible debentures                                                          150,000
  Net proceeds from issuance of preferred stock                                               4,470,000
  Net proceeds from issuance of common stock                                                                    535,000
                                                                           -----------      -----------       ---------
           Net cash provided by financing activities                        15,760,944        4,308,498         527,394
                                                                           -----------      -----------       ---------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                                                  634,867        2,957,993          45,525

CASH AT BEGINNING OF YEAR                                                    3,100,765          142,772          97,247
                                                                           -----------      -----------       ---------
CASH AT END OF YEAR                                                        $ 3,735,632      $ 3,100,765       $ 142,772
                                                                           ===========      ===========       =========

                                   (Continued)

CROWN ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
--------------------------------------------------------------------------------

                                                1998           1997        1996
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
  Cash paid during the period for interest     $ 678,870    $ 27,131     $ 7,744
                                               =========    ========     =======


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the year ended December 31, 1998:

o The Company issued 946,296 shares of common stock upon the exercise of stock options in exchange for notes receivable totaling $549,166.

o The Company issued 300,000 shares of common stock in payment of research and development expenses of $403,125.

o The Company issued 400,000 common stock warrants, valued at $186,256, in payment of consulting fees.

o The Company accrued dividends totaling $402,019 on the redeemable preferred stock.

For the year ended December 31, 1997:

o The Company accrued dividends totaling $65,414 on the redeemable preferred stock.

o The Company issued 41,667 shares of common stock upon the exercise of stock options in consideration for the individual canceling 83,333 stock options.

o The Company issued 45,000 shares of common stock in payment of $43,606 in licensing fees and other accounts payable.

o The Company issued 56,877 shares of common stock in payment of a promissory note and accrued interest totaling $25,985.

o The Company contributed extraction technology, oil sand properties, and a license agreement, with a combined net book value of $2,715,428, to Crown Ridge.

o The Company issued 10,000 and 35,000 shares of common stock in payment of $8,606 in accounts payable and $35,000 in oil sand extraction licensing fees. The Company also canceled 25,000 previously issued shares valued at $19,688.

o The Company issued a $150,000, 9%, convertible debenture which matured November 13, 1997. The debenture was converted into 173,101 shares of the Company's common stock, valued at $.901 per share, which was 65% of the average closing bid price for the ten days prior to the date of conversion.

o The Company issued 100,000 common stock warrants valued at $57,318 in payment of offering costs on the issuance of preferred stock.

                                   (Continued)

CROWN ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
--------------------------------------------------------------------------------


For the year ended December 31, 1996:

o The Company issued 51,547 shares of unregistered common stock in payment of a $50,000 finders fee included in accounts payable, 10,000 shares of unregistered common stock in connection with the renegotiations of oil sand leases, 50,000 shares of common stock in payment of accrued liabilities, and 130,000 shares of common stock in payment of consulting and engineering work performed.

o The Company issued 241,547 shares of common stock in payment of $229,375 in consulting fees.

o The Company issued 47,955 shares of common stock in payment of $23,596 for payment on a promissory note.

o Accounts payable in the amount of $78,708 were converted to a note payable.

o The Company renewed certain notes payable and accrued interest of $17,032 was added to the principal of the new notes.



See notes to consolidated financial statements.                      (Concluded)

CROWN ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization - Crown Energy Corporation (CEC) and its wholly-owned subsidiaries, Crown Asphalt Corporation (CAC) and Crown Asphalt Products Company (Capco) (collectively referred to as the "Company"), are engaged in the mining, production, and selling of asphalt products. Prior to 1998, the Company was engaged in the production and selling of oil and gas from leases it operated in the state of Utah through its previously owned subsidiary, Gavilan Petroleum, Inc. (Gavilan). By December 31, 1997, the Company had divested itself of all oil and gas properties and related operations. The accompanying 1997 consolidated financial statements have not been reclassified to reflect the discontinued operations because such operations were not considered significant and do not affect comparability.

      Majority-Owned Subsidiaries - Capco is the majority-owner of Crown Asphalt Distribution, LLC (Crown Distribution) and Cowboy Asphalt Terminal, LLC (CAT LLC). Crown Distribution is a joint venture formed on July 2, 1998, between Capco and MCNIC Pipeline and Processing Company (MCNIC) for the purpose of acquiring certain assets of Petro Source Asphalt Company (Petro Source) (see Note 4). Capco owns 50.01% and MCNIC owns 49.99% of Crown Distribution. Capco is the general manager and operating agent of Crown Distribution. CAT LLC is a joint venture formed on June 16, 1998 between Capco and Foreland Asphalt Corporation (Foreland). CAT LLC is an asphalt terminal and storage facility. On December 21, 1998, Capco assigned its interest in CAT LLC to Crown Distribution. Crown Distribution owns 66.67% and Foreland owns 33.33% of CAT LLC.

      Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

      Investment in and Advances to Equity Affiliate -The Company's investment in Crown Asphalt Ridge LLC (Crown Ridge) is accounted for using the equity method (see Note 3). Accordingly, the Company's investment is recorded at cost and adjusted by the Company's share of undistributed earnings and losses. The excess of the Company's investment in Crown Ridge over its equity in the related underlying net assets (approximately $2,168,000) is being amortized over 40 years.

      Restatement - Subsequent to the issuance of the Company's 1997 financial statements, the Company determined that it had not expensed certain amounts, primarily related to research and development, which were incurred in developing the technology utilized by Crown Ridge in the extraction of premium grade asphalt from tar sands. In addition, the Company had not amortized costs incurred in acquiring such technology. Accordingly, retained earnings as of January 1, 1996 has been restated from the amount previously reported to reflect these expenses totaling $453,649.

      Basis of Presentation - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classifications of recorded amounts of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flows to meet its obligations on a timely basis and to obtain additional financing or refinancing as may be required.

      At December 31, 1998, the Company's current liabilities exceeded current assets by $1,395,577 and the Company has had recurring net losses and a retained deficit of $4,974,250 as of December 31, 1998. However, for the year ended December 31, 1998, the Company generated cash flows from operating activities of $1,780,269. The Company has a line-of-credit with a related party for working capital purposes, under which $8,935,221 had been drawn as of December 31, 1998. The line-of-credit is available to cover additional estimated working capital requirements. With the anticipated completion of the Crown Ridge Facility in 1999 (see Note 3) and a full year of operations of Crown Distribution in 1999, management expects to achieve a higher level of operational efficiency in 1999. Management believes that the Company's cash flows will continue to be adequate to meet its obligations as they become due.

      Property, Plant, and Equipment - Property, plant, and equipment are recorded at cost and are depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight-line method for financial reporting purposes. The estimated useful lives of property, plant, and equipment are as follows:

           Plant and improvements                            10-30 years
           Tankage                                              25 years
           Equipment                                             7 years
           Computer equipment, furniture, and fixtures           3 years

      Revenue Recognition - Revenues are recognized when the related product is shipped.

      Income Taxes - The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences in the bases of assets and liabilities as reported for financial statement and income tax purposes. As of December 31, 1998, all deferred tax assets were offset by a valuation allowance.

      Loss Per Share - Effective for the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Accordingly, net loss per common share computed under the basic method uses the weighted average number of the Company's common shares outstanding. The effect of common shares from stock options, warrants, and convertible securities is not considered in the loss per share computations as such common stock equivalents are anti-dilutive.

      Cash and Cash Equivalents - For purposes of the statements of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

      Use of Estimates in Preparing Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimated.

      Inventory - Inventories consist principally of asphalt hydrocarbons and chemical supplies which are valued at the lower of cost (computed on a first-in, first-out basis) or market.

      Long-Lived Assets - The Company evaluates the carrying value of long-term assets including intangibles based on current and anticipated undiscounted cash flows and recognizes impairment when such cash flows will be less than the carrying values. Measurement of the amount of impairments, if any, is based upon the difference between carrying value and fair value. There were no impairments as of December 31, 1998 and 1997.

      Goodwill - The Company has recorded the amount paid for Petro Source Asphalt Company (see Note 4) in excess of the fair value of the net tangible assets acquired at the date of acquisition as goodwill. Such goodwill is amortized using the straight-line method over 20 years.

      Asphalt Demerits - Crown's subsidiary, Capco, blends asphalt for sale to contractors and state agencies. The asphalt sold must meet certain specifications for a particular application. If the asphalt sold does not meet these specifications for whatever reason, the asphalt supplier may be held liable for possible damages (asphalt demerits) therefrom. Management believes that the Company's product liability insurance would cover any significant damages.

      Environmental Expenditures - Environmental related restoration and remediation costs are recorded as liabilities when site restoration and environmental remediation and clean-up obligations are either known or considered probable, and the related costs can be reasonably estimated. Other environmental expenditures, that are principally maintenance or preventative in nature, are recorded when expended and expensed or capitalized as appropriate.

      Comprehensive Income - In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from additional paid-in capital, retained earnings, and stockholders' equity. The Company does not currently have any components of comprehensive income other than net loss.

      Segment Reporting - In 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which redefined how business enterprises report information about operating segments in annual financial statements. The statement also establishes standards for related disclosures about products and services, geographical areas, and major customers. During 1998, the Company operated primarily in the production and distribution of asphalt. The Company's operations and sales are dispersed throughout Utah, Arizona, California, Nevada, and Colorado and could be adversely affected by economic downturns in these states and by federal or state funding policies related to road construction or improvements.

      Derivative Instruments and Hedging - In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which supersedes SFAS No. 80, Accounting for Futures Contracts, SFAS No. 105, Disclosure of Information About Financial instruments with Off-Balance-Sheet Risk and Financial instruments with Concentration of Credit Risk, and SFAS No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments, and also amends certain aspects of other SFAS's previously issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for the Company's financial statements for the year ending December 31, 2001. The Company does not expect the impact of SFAS No. 133 to be material in relation to its financial statements.

      Stock-Based Compensation - The Company has elected to continue to apply Accounting Principles Board (APB) Opinion 25 (as permitted by SFAS No. 123, Accounting for Stock-Based Compensation). The appropriate disclosures required by SFAS No. 123 are included in Note 8.

      Change in Accounting Principle - In 1998, the Company early adopted Statement of Position (SOP) No. 98-5, Reporting on the Costs of Start-Up Activities, which requires costs of start-up activities to be expensed as incurred. In addition, Crown Ridge, an unconsolidated affiliate of the Company, adopted SOP No. 98-5. The effect on 1998 of adopting SOP No. 98-5 resulted in additional expenses of $204,218. The cumulative effect on years prior to 1998 of the accounting change totaled $615,323 and relates to the following entities:

      Start-up costs expensed by the Company                           $503,493
      Equity in start-up costs of CAR                                   111,830
                                                                       --------
      Total cumulative effect of change in accounting principle        $615,323
                                                                       ========

      Reclassifications  -  Certain  amounts  in the 1997 and 1996  consolidated
      financial    statements   have   been   reclassified   to   conform   with
      classifications adopted in the current year.

2.    PROPERTY, PLANT, AND EQUIPMENT

      The following is a summary of property, plant, and equipment as of December 31, 1998 and 1997:

                                                      1998             1997

Land                                             $ 100,000
Plant and improvements                              70,742
Tankage                                          1,390,016
Equipment                                        1,160,221
Computer equipment, furniture, and fixtures        241,723          $ 73,506
Construction in progress                           223,991
                                                ----------          --------
Total property, plant, and equipment             3,186,693            73,506
Less accumulated depreciation                     (172,901)          (66,123)

Total                                           $3,013,792          $  7,383
                                                ==========          ========

3.    INVESTMENT IN AND ADVANCES TO AN EQUITY AFFILIATE

      In August 1997, the Company through its wholly owned subsidiary, CAC, entered into a joint venture with MCNIC for the purpose of developing, mining, processing, and marketing asphalt, performance grade asphalt, diesel fuel, hydrocarbons, bitumen, asphaltum, minerals, mineral resources, and other oil sand products. The joint venture resulted in the formation of Crown Ridge, which is a development stage company. During the year ended December, 31, 1997, the Company contributed cash of $433,219 and the right to its oil sand properties and a license agreement, which allows the Company to use certain patented oil extraction technology and oil sand property leases, with a book value of $2,715,428 to CEC. This technology was recorded at $500,001 by Crown Ridge. During the year ended December 31, 1998, the Company contributed cash of $1,217,449 to Crown

      Ridge. MCNIC and the Company initially own interests of 75% and 25%, respectively, in the profits and losses of Crown Ridge. Once operations of Crown Ridge are generating sufficient cash flows to pay specific returns, as defined, to MCNIC then CAC's interest in Crown Ridge will increase to 50%. The excess of the Company's investment in Crown Ridge over its share in the related underlying equity in net assets (approximately $2,168,000 at December 31, 1998) is being amortized over 40 years. In addition, as of December 31, 1998, the Company had made advances to Crown Ridge totaling $548,894, which amount has been reflected as investment in and advances to equity investment in the accompanying balance sheet.

      During the year ended December 31, 1997, Crown Ridge entered into an engineering, construction, and procurement agreement to construct a mining and production plant which is projected to be completed in the second quarter of 1999. The Company has incurred approximately $20 million of construction and mine development costs as of December 31, 1998. The Company's ability to realize its investment in and advances to Crown Ridge is dependent upon Crown Ridge's successful construction and operation of the production plant on a full scale basis. In connection with Crown Ridge acquiring the rights to use patented oil extraction technology, Crown Ridge is required to pay royalties of 2% to 5% of future revenues, as defined.

      Crown Ridge has experienced certain construction difficulties relating to its production plant. Management of the Company believes that the construction difficulties experienced were of the type anticipated in the construction of the facility, which is a sophisticated asphalt processing facility utilizing new or evolving processes. However, continued difficulties or the inability to commercially operate the facility economically could significantly impact Crown Ridge's ability to continue as a going concern and would have a materially adverse impact on the Company's operations and financial condition.

      The following summarizes the separate financial information of Crown Ridge at December 31, 1998 and 1997:

                                                                                        1998              1997

      Assets                                                                           $ 20,351,151       $ 4,985,212
      Liabilities                                                                         2,067,947           812,293
      Equity                                                                             18,283,199         4,172,919
      Revenues                                                                              None              None
      Net loss                                                                           (1,264,194)          None

      The Company's equity in net assets                                               $  1,834,619       $   933,220
      Excess of investment over the Company's
        equity in net assets                                                              2,167,928         2,215,825
      Advances to affiliate                                                                 548,894           None
                                                                                       ------------       -----------

      Total investment in and advances to an equity affiliate                          $  4,551,441       $ 3,149,045
                                                                                       ============       ===========
      The Company's 25% equity in net loss plus
        amortization of excess of investment over the
        Company's equity in net assets totaling $60,645                                $   (376,693)          None
                                                                                       ============       ===========
      Reported in the accompanying consolidated statement of operations as follows:
        Equity in start-up costs of unconsolidated equity affiliate                    $   (264,863)
        Cumulative effect of change in accounting principle                                (111,830)
                                                                                       ------------       -----------
        Total                                                                          $   (376,693)          None
                                                                                       ============       ===========

4.    ACQUISITION OF PETRO SOURCE ASPHALT COMPANY

      On July 2, 1998, Crown Distribution acquired the inventory and assets of Petro Source Asphalt Company (Petro Source) for $14,235,726. The acquisition was accounted for as a purchase. In conjunction with the acquisition, the Company recorded goodwill of $4,143,827. The assets acquired relate to the refining, production, and distribution of asphalt products. The sale of the equity interest of $1.5 million as reported in the consolidated statement of cash flows represents MCNIC's contribution toward the purchase of their interest in Crown Distribution.

      Crown Distribution is governed by a management committee consisting of three managers. The Company is entitled to appoint two managers and MCNIC is entitled to appoint one manager. Management decisions are generally made by the management committee. However, one of the managers appointed by the Company serves as the operating manager and has the powers, authority, duties, and obligations specified in the operating agreement, which generally requires the operating manager to implement the policies and pursue the objectives specified in the annual operating plan.

      The annual operating plan is adopted by the management committee on an annual basis and addresses all aspects of Crown Distribution's operations for the coming year, including the nature and extent of the proposed activities, marketing plans, capital expenditure plans, and similar matters. In the event the management committee is unable to unanimously approve an annual operating plan for any given calendar year, a majority of the managers shall have the authority to continue to maintain Crown Distribution's operations at levels comparable to those approved in its most recent annual operating plan.

      Unaudited pro-forma financial information of the Company as if the acquisition of Petro Source had occurred on January 1, 1997 is as follows:

                                                             1998               1997

      Sales, net                                          $ 38,017,677       $ 38,880,874
      Net loss                                              (1,163,013)        (1,330,587)
      Dividend requirement of preferred stock                 (402,019)           (65,414)
      Net loss applicable to common stock                   (1,565,032)        (1,396,001)

      Net loss per common share - basic and diluted            $ (0.13)           $ (0.12)

      Weighted average common shares outstanding -
        basic and diluted                                   12,506,125         11,524,822

5.    OIL AND GAS PROPERTIES

      Upon placing oil and gas properties and productive equipment in use, the unit-of-production method, based upon estimates of proven developed and undeveloped reserves was used in the computation of depletion. Depletion expense for the years ended December 31, 1997 and 1996 amounted to $23,817 and $61,332, respectively. Because the Company has elected to value its properties under the "full cost" method of accounting for oil and gas properties, it has a maximum allowance value which is related to the underlying oil and gas reserves. Where the capitalized value of its properties exceeds the fair market value of the oil and gas reserves, the Company is required to adjust the value of properties to the cost center ceiling by increasing the valuation allowance. The Company did not record a valuation adjustment for the years ended December 31, 1997 or 1996.

      On July 2, 1997, the Company sold Gavilan Petroleum, Inc. with all the remaining oil and gas interests for $150,000.

6.    LONG-TERM DEBT AND LINE-OF-CREDIT TO RELATED PARTY

      Long-term debt to related party consists of the following at December 31, 1998:

      Preferential   debt  with   MCNIC,
      interest   at  15%,   with  annual
      principal       and       interest
      installments  equal  to 50% of the
      net cash  flows  (as  defined)  of
      Crown  Distribution.  This debt is
      secured  by all of the  assets  of
      Crown Distribution                             $ 5,325,723

      Less estimated current portion                  (1,000,000)

      Long-term portion                              $ 4,325,723
                                                     ===========

      The line-of-credit to related party of $8,935,221 represents a working capital line to Crown Distribution, extended by MCNIC, to finance the Company's asphalt purchases and accounts receivable. The line, which is secured by inventory, accrues interest at 8% and is payable in full on December 31, 1999.

7.    COMMON STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK

      At December 31, 1998 and 1997, common stockholders' equity and redeemable preferred stock consists of the following:

                                                 1998               1997

      Redeemable preferred stock - $.005
       par value; 1,000,000 shares
       authorized; $10.00 stated value;
       500,000 Series A cumulative
       convertible shares issued and
       outstanding; original estimated
       fair value of $4,716,981,
       accretion of $56,604 and $9,434
       for the years ended December 31,
       1998 and 1997, respectively,
       toward the stated value of
       $5,000,000                             $ 4,783,019        $ 4,726,415
                                              -----------        -----------

      Common stockholders' equity:
      Common stock, $.02 par value;
       50,000,000 shares authorized;
       12,968,512 and 11,722,216 shares
       issued and outstanding at December
       31, 1998 and 1997, respectively        $   259,370          $ 234,444
      Additional paid-in capital                5,787,340          5,318,598
      Stock warrants outstanding; 683,750
       and 283,750 at
      December 31, 1998 and 1997, respectively    243,574             57,318
      Common stock subscription receivable
       from officers                             (549,166)
      Retained deficit                         (4,974,250)        (3,861,283)
                                              -----------        -----------
Total                                         $   766,868        $ 1,749,077
                                              ===========        ===========


8.    CAPITAL TRANSACTIONS

      During February 1996, the Company successfully completed a private placement of 800,000 shares of unregistered common stock for $400,000. In connection with the private placement, the Company issued 80,000 shares of unregistered common stock in commissions.

      On November 7, 1996, the Company sold 400,000 shares of unregistered common stock in a private placement offering at $.50 per share. Total proceeds amounted to $200,000.

      Stock Options- The Company has an incentive stock option plan for salaried employees. Options are granted at a price not less than the fair market value on the date of grant, become exercisable between one to two years following the date of grant, and generally expire in ten years. Fair market value is determined based on quoted market prices.

      Changes in stock options are as follows for the years ended December 31, 1998, 1997, and 1996:

                                           1998                       1997                       1996
                                -------------------------- -------------------------- --------------------------
                                                  Weighted                   Weighted                   Weighted
                                                  Average                    Average                    Average
                                                  Exercise                   Exercise                   Exercise
                                      Shares       Price         Shares       Price         Shares       Price
                                      ------       -----         ------       -----         ------       -----
Outstanding at beginning of year     2,294,444     $ 0.80       1,860,444     $ 0.60       1,560,444     $ 0.59
Granted                                117,800       1.50         450,000       1.62         300,000       0.66
Exercised                             (946,296)      0.58
Forfeited                                                         (16,000)      0.51
                                     ---------     ------       ---------     ------       ---------     ------
Outstanding at end of year           1,465,948     $ 1.00       2,294,444     $ 0.81       1,860,444     $ 0.60
                                     =========     ======       =========     ======       =========     ======

Options exercisable at year end      1,123,148                  1,416,000                  1,391,000
                                     =========                  =========                  =========
Weighted average fair value of
  options granted during year          $0.93                      $0.12                      $0.04
                                     =========                  =========                  =========



      The following table summarizes information about stock options outstanding at December 31, 1998:

                          Options Outstanding                                         Options Exercisable
-------------------------------------------------------------------------         -----------------------------
                                                Weighted
                                              Average
                                               Remaining      Weighted                              Weighted
     Range of                                 Contractual     Average                               Average
     Exercise                Number             Life          Exercise                Number        Exercise
      Prices              Outstanding         (in years)       Price                Exercisable      Price
      ------              -----------         ----------       -----                -----------      -----
   $0.56 - $0.60            573,148              1.7           $ 0.58                  573,148       $ 0.58
     0.66 - 1.44            352,000              2.5             0.74                  325,000         0.69
     1.50 - 1.62            528,800              8.4             1.60                  225,000         1.58
     1.66 - 1.72             12,000              9.5             1.69
   -------------          ---------              ---           ------                ---------       ------
   $0.56 - $1.72          1,465,948              4.4           $ 1.00                1,123,148       $ 0.81
   =============          =========              ===           ======                =========       ======


      The Corporation has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1998, 1997, and 1996 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below:

                                                                   1998               1997              1996
Net loss:
  As reported                                                   $(1,112,967)       $(1,152,507)       $(421,586)
  Pro forma                                                      (1,521,872)        (1,166,606)        (428,760)

Net income per common share - basic and diluted:
  As reported                                                       $ (0.12)           $ (0.11)         $ (0.04)
  Pro forma                                                           (0.15)             (0.11)           (0.04)


      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997, and 1996 dividend yield of 0%, respectively; expected volatility of 76%, 111%, and 110%, respectively; risk-free interest rate of 4.80%, 5.5%, and 5.9%, respectively; and expected lives of approximately 4.1, 10, and 6.1 years, respectively.

      Stock Warrants - In addition, the Company has issued stock warrants which become exercisable at the date of issuance or in the year following issuance and generally expire in five years. The fair value of warrants issued is credited to warrants outstanding and charged to the appropriate expense account. Changes in warrants are as follows for the years ended December 31, 1998, 1997, and 1996:

                                            1998                       1997                       1996
                                -------------------------- -------------------------- --------------------------
                                                Weighted                   Weighted                   Weighted
                                                Average                    Average                    Average
                                                Exercise                   Exercise                   Exercise
                                     Shares      Price         Shares      Price          Shares       Price
                                     -------     ------        -------     ------         -------      ------
Outstanding at beginning of year     283,750     $ 0.84        183,750     $ 0.75         183,750      $ 0.75
Granted                              400,000       1.94        100,000       1.00
Exercised
Canceled
                                     -------     ------        -------     ------         -------      ------

Outstanding at end of year           683,750     $ 1.48        283,750     $ 0.84         183,750      $ 0.75
                                     =======     ======        =======     ======         =======      ======

Warrants exercisable at year end     283,750                   283,750                    183,750
                                     =======                   =======                    =======
Weighted average fair value of
  warrants granted during year         $0.47                     $0.57                      $0.64
                                     =======                   =======                    =======

      The following table summarizes information about warrants outstanding at December 31, 1998:

                        Warrants Outstanding                                        Warrants Exercisable
----------------------------------------------------------------------            --------------------------
                                             Weighted
                                           Average
                                            Remaining      Weighted                              Weighted
     Range of                              Contractual     Average                               Average
     Exercise              Number           Life           Exercise                  Number      Exercise
      Prices               Outstanding      (in years)      Price                 Exercisable     Price
      ------               -----------      ----------      -----                 -----------     -----
   $0.75 - $1.00              283,750           1.83          $ 0.84                283,750       $ 0.84
       1.50                   150,000           4.33            1.50
       2.00                   150,000           4.33            2.00
       2.50                   100,000           4.33            2.50
   -------------              -------           ----          ------                -------       ------
   $0.75 - $2.50              683,750           3.29          $ 1.48                283,750       $ 0.84


      The fair value of each warrant was computed on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997 dividend yield of 0%, respectively; expected volatility of 76% and 111%, respectively; risk-free interest rate of 5.5% and 5.8%, respectively; and expected lives of approximately 1.5 years.

      Preferred Stock - The Company is authorized to issue 1,000,000 preferred shares, par value $.005 per share. On November 4, 1997, the Company completed the sale of 500,000 shares of its Series A Cumulative Convertible Preferred Stock ("Series A Preferred") pursuant to a stock purchase agreement dated September 25, 1997 for an aggregate sales price of $5,000,000. Each share of Series A Preferred is convertible at the option of its holder, at any time, into 8.57 shares of common stock of the Company. At the date of the issuance of the preferred stock, the embedded conversion price was $1.17 and the estimated fair value of the common stock was $1.03. Dividends accrue on the outstanding Series A Preferred at the rate of 8% per annum and may be paid through cash or common shares of the Company at the option of the holder. Subject to the holder's right to convert the Series A Preferred, the Company may redeem the Series A Preferred at any time from the date on which it is issued at a percentage of the Series A Preferred's stated value of $10 per share; 130% of stated value if redemption occurs within thirty-six months of the date of issuance, 115% of stated value if redemption occurs between thirty-six and forty-eight months after the date of issuance, 110% of stated value if redemption occurs between forty-eight and sixty months after the date of issuance, and 100% if redemption occurs thereafter. The holder of the Series A Preferred may also require the Company to redeem the Series A Preferred after the eighth anniversary of the Series A Preferred's issuance. The holders of the Series A Preferred shall have the right, but shall not be obligated, to appoint 20% of the Company's Board of Directors. The Company may not alter the rights and preferences of the Series A Preferred, authorize any security having liquidation preference, redemption, voting or dividend rights senior to the Series A Preferred, increase the number of Series A Preferred, reclassify its securities or enter into specified extraordinary events without obtaining written consent or an affirmative vote of at least 75% of the holders of the outstanding shares of the Series A Preferred stock. All voting rights of the Series A Preferred expire upon the issuance by the Company of its notice to redeem such shares. The shares of common stock issuable upon conversion of the Series A Preferred are subject to adjustment upon the issuance of additional shares of the Company's common stock resulting from stock splits, share dividends, and other similar events as well as upon the issuance of additional shares or options which are issued in connection with the Company's equity investment (see Note 3) or as compensation to any employee, director, consultant, or other service provider of the Company or any subsidiary, other than options to acquire up to 5% of the Company's common stock at or less than fair market value.

      Common Stock Warrant - In conjunction with the issuance of the preferred stock described above, the Company issued a warrant to the holders of the preferred stock. The fair value of the warrant at the date of issuance was estimated to be $283,019 and was recorded to additional paid-in capital and as a reduction to the stated value of the preferred stock. The reduction in preferred stock is being accreted over the five-year period from the date of issuance to the earliest exercise date of the warrant. Upon the fifth anniversary of the issuance of the preferred stock, the warrant becomes exercisable, at $.002 per share, into the number of common shares of the Company equal to (a) [$5,000,000 plus the product of (i) ($5,000,000 multiplied by (ii) 39% (internal rate of return) multiplied by (iii) 5 years] (14,750,000), minus (b) the sum of (i) all dividends and other distributions paid by the Company on the preferred stock or on the common stock received upon conversion of the preferred stock plus (ii) the greater of the proceeds from the sale of any common stock received by the holder upon the conversion of the preferred stock prior to the fifth anniversary date or the terminal value (as defined below) of such common stock sold before the fifth anniversary plus (iii) the terminal value of the preferred stock and common stock received upon conversion of the preferred stock then held, divided by (c) the fair market value of the Company's common stock on a weighted average basis for the 90 days immediately preceding the fifth anniversary date of the issuance of the preferred stock. Terminal value is defined as the sum of (i) the shares of common stock into which the preferred stock then held is convertible, plus

      (ii) shares of common stock received upon conversion of preferred stock, multiplied by the fair market value of the Company's common stock on a weighted average basis for the 90 days immediately preceding the fifth anniversary date of the issuance of the preferred stock. The warrants will expire in 2007.

9.       LEASES

      Operating Leases - The Company leases certain premises and equipment under operating leases. Future minimum lease payments under non-cancelable operating leases as of December 31, 1998 are as follows:

           Year ending December 31:
             1999                                           $   638,626
             2000                                               532,045
             2001                                               521,824
             2002                                               495,094
             2003                                               444,960
             Thereafter                                         362,460
                                                             ----------
           Total                                             $2,995,009
                                                             ==========

      Lease expense for the years ended December 31, 1998, 1997, and 1996, totaled $899,452, $36,437, and $31,778, respectively.

10.      INCOME TAXES

        The Company has recorded net deferred tax assets and liabilities at December 31, 1998 and 1997 which consisted of the following temporary differences and carryforward items:

                                                            1998                              1997
                                             --------------------------------   --------------------------------
                                                                 Long-                              Long-
                                                Current           Term             Current          Term
Deferred tax assets:
  Net operating loss carryforwards                               $ 1,212,387                      $ 1,184,675
  Allowance for uncollectible
    accounts receivable                           $ 37,176
  Start-up costs                                    60,646           242,584
  Capital loss carryforwards                                         203,332                          133,144
  Other                                                                                                    27
                                                  --------        ----------      ----------       ----------
  Total deferred tax assets                         97,822         1,658,303          NONE          1,317,846
                                                  --------        ----------      ----------       ----------

Deferred income tax liabilities:
  Amortization of goodwill                                           (15,673)
  Differences between tax basis
    and financial reporting basis of
    property, plant and equipment                                    (12,558)
  Other                                           (24,050)
                                                  --------        ----------      ----------       ----------
  Deferred tax liabilities                        (24,050)           (28,231)        NONE             NONE
                                                  --------        ----------      ----------       ----------
Valuation allowance                               (73,772)        (1,630,072)        NONE          (1,317,846)
                                                  --------        ----------      ----------       ----------
Net deferred tax assets                             NONE              NONE           NONE             NONE
                                                  ========        ==========      ==========       ==========

      The components of income tax (benefit) for the years ended December 31, 1998, 1997, and 1996 are summarized as follows:

                                   1998           1997            1996

Current                            NONE           NONE             NONE
                                   ----        ---------        ---------
Deferred:
  Federal                          NONE        $(398,862)       $(118,581)
  State                            NONE          (35,194)         (10,463)
                                   ----        ---------        ---------
                                   NONE         (434,056)        (129,044)
                                   ----        ---------        ---------
Total                              NONE        $(434,056)       $(129,044)
                                   ====        =========        =========

      Income tax expense (benefit) differed from amounts computed by applying the federal statutory rate to pretax loss as follows:

                                                                                December 31,
                                                             ---------------------------------------------------
                                                                     1998             1997              1996
Loss before income taxes and minority
  interest - computed tax at the expected
  federal statutory rate, 34%                                      $ (66,869)       $ (539,431)       $(187,214)
State income taxes, net of federal
  income tax benefits                                                (14,929)          (47,597)         (16,519)
Minority interest                                                   (102,330)
Expiration of net operating losses                                    31,042
Excess of book over tax basis
  depletion in oil & gas properties                                                   (201,624)          20,193
Excess of book over tax basis
  depletion in oil sand properties                                                    (968,283)          40,521
Other                                                                 (5,242)            5,033           13,975
Change in valuation reserve                                          385,998         1,317,846
Change in valuation reserve related
  to cumulative effect of a change in
  accounting principle                                              (227,670)
                                                                    --------        ----------        ---------
Total income tax (benefit)                                             NONE         $ (434,056)       $(129,044)
                                                                    ========        ==========        =========


      The Company has available at December 31, 1998, unused tax operating loss carryforwards of approximately $3,277,000 which may be applied against future taxable income and expire in varying amounts through 2012. The Company also has unused capital loss carryforwards of approximately $550,000 which may be applied against future taxable income and expire in 2002.

11.   RELATED PARTY TRANSACTIONS NOT OTHERWISE DISCLOSED

      The Company entered into an employment agreement, effective November 1, 1997, with a director who is also an officer of the Company. The agreement covers the three year period ending December 31, 2000, with the option to extend the agreement through December 31, 2002. The agreement includes a base salary of $150,000 subject to various increases as of November 1 of each year provided that the Company achieves positive cash flows from operations before interest, debt service, taxes, depreciation, amortization, extraordinary, and non-recurring items and dividends. In addition to the base salary, the director is entitled to receive a bonus for each fiscal year of the agreement provided certain earnings levels are obtained or the underlying price of the Company's stock increases to determined levels. An earnings per share (EPS) bonus, which is computed as 50% of the officers salary, will be paid to the director based upon the year's EPS. If the earnings per share is positive and increase from the preceding fiscal year, the director shall be paid a bonus of 20% of the applicable EPS bonus payment for each $.01 per share increases. However, the amount of this payment is subject to certain limitations. In addition, the director and officer shall be paid a bonus if the average bid price for the Company's common stock for all of the trading days in the month of October in each applicable year exceeds $2.62 and $3.62 for the years ending December 31, 1999 and 2000. The director, for each applicable year, shall be paid a bonus equal to 10% of the base salary for each $.20 increase in the average stock price over the predetermined levels. In the event the stock price exceeds the determined levels, the director and officer shall receive a bonus equal to the pro rata portion of the stock bonus payment for additional increases which are less than $.20. In addition to the bonuses, the director and officer shall be granted an option to purchase 450,000 shares of the Company's common stock at an exercise price of $1.62 per share. These options were granted in 1997.

      The Company entered into an employment agreement, effective January 26, 1996 with the Chief Executive Officer who is also the Chairman of the Board of Directors of the Company. The agreement extends through February 26, 1999. The agreement includes a base salary of 5% of the Company's net profits from operations before depletion, depreciation, tax credits, and amortization, but after interest expense on debt; not to exceed $1,000,000 per year. The agreement also calls for the Company to grant 300,000 stock options to purchase the Company's unregistered common stock at $.66 per share and an additional 75,000 options for each year of executive employment which is completed after funding is achieved. In 1996, 300,000 options were issued at $.66 per share. In 1998, 75,000 options were issued at $1.50 per share. Additionally, other benefits are provided including participation in certain insurance, vacation, and expense reimbursements.

      Pursuant to the operating agreement of Crown Distribution, the Company receives monthly payments of $5,000 and $10,000 for management services and overhead charges, respectively. Pursuant to the operating agreement of Crown Ridge, the Company receives monthly payments of $3,000 and $10,000 for management services and overhead charges, respectively. The Company eliminates the portion of such payments which relate to its ownership percentages in consolidation.

12.   COMMITMENTS AND CONTINGENCIES

      The Company may become or is subject to investigation, claim, or lawsuits ensuing out of the conduct of its business, including those related to environmental, safety and health, commercial transactions, etc. Management of the Company is currently not aware of any investigations, claims, or lawsuits which it believes could have a material adverse affect on its financial position.

      Construction Arbitration - On February 10, 1999, CEntry Constructors and Engineers, L.L.C. (CEntry) filed a demand for arbitration with the American Arbitration Association for claims arising out of the November 5, 1997 Engineering, Construction and Procurement Agreement between Crown Ridge and CEntry (the Contract) for the design and construction of Crown Ridge's facility near Vernal, Utah. CEntry seeks damages in excess of $1.0 million for amounts allegedly due to CEntry under the Contract, including a retention or liquidated damages amount of $803,660, as well as amounts for modifications to the Contract allegedly made by Crown Ridge. Crown Ridge has denied the claims and filed its own counterclaims against CEntry. Crown Ridge asserts, among other things, that Crown Ridge is entitled to the retention amount based upon certain breaches of the Contract by CEntry and that Crown Ridge is entitled to liquidated damages for CEntry's failure to meet a mechanical completion deadline specified in the Contract. An arbitration panel has been selected and arbitration will begin August 2, 1999. The arbitration will take place in Salt Lake City, Utah and the case is currently in the discovery phase. Due to the uncertainties inherent in any litigation or arbitration proceeding, there can be no assurance that Crown Ridge will or will not prevail or that significant damages will not be awarded against Crown Ridge.

13.   CONCENTRATION OF CREDIT RISK

      Financial instruments which subject the Company to concentration of credit risk consist principally of trade receivables. The Company's policy is to evaluate, prior to shipment, each customer's financial condition and determine the amount of open line credit to be extended. It is also the Company's policy to obtain adequate letters of credit or other acceptable security as collateral for amounts in excess of the open line.

14.   SERVICES AGREEMENT

      During April 1995, the Company entered into an agreement with a third party to obtain services, which included professional, technical, and project development services in connection with the planned oil sand processing facility, identification of potential investors for the project financing, and assisting the Company in negotiating and closing project financing terms and agreements. The terms of the agreement provided for the Company to pay monthly amounts of $5,000 in cash or $7,500 in common stock of the Company and to issue monthly 15,000 warrants to purchase one share per warrant of the Company's common stock at $.75 per share. These warrants are exercisable for seven years after their issuance. These warrants allow the organization to purchase one common share of the Company's stock at $0.75 per share and are exercisable for a period of seven years from the date of issuance. A total of 183,750 warrants valued at $9,665 were issued under the agreement. The agreement was terminated during 1997 at no additional cost to the Company.

15.   LOSS PER SHARE

      The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the years ended December 31, 1998, 1997, and 1996:

                                       1998                        1997                        1996
                             --------------------------- --------------------------- ---------------------------
                                                Loss                        Loss                        Loss
                                  Loss       Per Share        Loss       Per Share        Loss       Per Share
                             --------------------------- --------------------------- ---------------------------
Loss before cumulative
  effect of a change in
  accounting principle        $ (497,644)               $ (1,152,507)                 $ (421,586)
Redeemable preferred
  stock dividends               (402,019)                    (65,414)
                              ----------                ------------                  ----------
Loss attributable to
  common stockholders
  before cumulative effect
  of a change in
  accounting principle          (899,663)   $ (0.07)      (1,217,921)    $ (0.11)       (421,586)      $ (0.04)

Cumulative effect of a
  change in accounting
  principle                     (615,323)     (0.05)
                                --------    -------       ----------     -------        --------       -------
Net loss attributable to
  common stockholders       $ (1,514,986)   $ (0.12)    $ (1,217,921)    $ (0.11)     $ (421,586)      $ (0.04)
                            ============    =======     ============     =======      ==========       =======

Weighted average common
  shares outstanding -
  basic and diluted           12,506,125                  11,524,822                  10,932,091
                            ============                ============                  ==========

      The Company had at December 31, 1998, 1997, and 1996 incremental options and warrants to purchase, computed under the treasury stock method, 668,256, 2,103,194, and 1,535,444 shares of common stock, respectively that were not included in the computation of diluted earnings per share because their effect was anti-dilutive. The Company also has preferred stock outstanding at December 31, 1998 and 1997 which is convertible into approximately 4,300,000 shares of common stock that was not included in the computation of diluted earnings per share as its effective was anti-dilutive. Accordingly, diluted earnings per share does not differ from basic earnings.

16.   SUBSEQUENT EVENTS

      Processing Agreement Expiration - The Company, through its subsidiary, Crown Distribution had an agreement with Santa Maria Refining Company
      (SMRC) and SABA Petroleum whereby Crown Distribution purchased crude oil for processing at the Santa Maria Refinery, and markets the slate of products produced, primarily asphalt. This agreement was acquired through the Petro Source asset acquisition described in Note 4. Revenues resulting from the agreement were approximately $15.9 million in 1998, which accounts for approximately 65% of total consolidated revenues. Gross profits for the year ended December 31, 1998 from operations at the Santa Maria Refinery totaled approximately $1.2 million. SMRC extended the agreement, which expired on December 31, 1998, to April 30, 1999. The agreement was not extended subsequent to April 30, 1999.

      Acquisition of Cowboy Terminal Property - On January 9, 1999, CAT LLC acquired the Cowboy Terminal Property for $1,973,511. CAT LLC paid deposits totaling $496,441 during 1998. In addition, CAT LLC paid $195,000 in cash at closing and executed and delivered a promissory note in the amount of $1,282,070. This promissory note is payable in 84 equal monthly installments of $20,627 beginning on February 1, 1999 and ending on January 1, 2006. The note bears interest at the rate of 9% and is secured by a deed of trust encumbering the Cowboy Terminal Property. The acquisition was accounted for as a purchase.

      The CAT LLC Operating Agreement obligates both the Company and Foreland to make additional capital contributions equal to one-half of any additional amounts, not to exceed $650,000, required for (i) CAT LLC to fulfill its obligations under any corrective action plan that may be accepted by CAT LLC and the Utah Department of Environmental Quality with respect to certain environmental conditions at the Cowboy Terminal Property and (ii) any additional amounts required to cover legal costs incurred in obtaining title to the Cowboy Terminal Property or otherwise relating to the environmental remediation work potentially needed.

      The CAT LLC Operating Agreement also obligates the Company and Foreland to make additional capital contributions, in proportion to their ownership percentages, in order to fund any additional amounts required for CAT LLC to fulfill its obligations under the purchase contract for the Cowboy Terminal Assets, for environmental management and containment costs, expenses for operations, or the construction of certain approved capital improvements to the Cowboy Terminal Property. None of the foregoing additional contributions will result in an increase in the number of units or percentage interests held by the Company or Foreland.

      CAT LLC is managed by the Company. The Company has authority to conduct the day-to-day business and affairs of the Company. However, certain matters must be approved by members holding 75% or more of the outstanding units of CAT LLC. The Company is not compensated for its services as manager.

      Conversion of Preferred Dividends to Common Stock - On January 27, 1999, the Company issued 317,069 shares of common stock to its preferred stockholders as payment in full of preferred stock dividends payable totaling $467,433.

      Other Acquisitions - On April 17, 1999, the Company acquired the fixed assets, the associated inventory, and certain contractual agreements of Asphalt Supply & Services, Inc. and Inoco, Inc. (collectively, the Seller) for $4,000,0000, consisting of $750,000 in cash and 2,500,000 shares of unregistered common stock valued at $1.30 per share. In the event that the bid price of the common stock is less than $1.10 for 120 consecutive trading days at any time between April 17, 1999 and December 31, 2000, the Seller has the right to require the Company to repurchase all shares issued for $1.10 per share. The Company has the right to repurchase up to 2,000,000 of the shares of common stock from the Seller, at any time, for $2.05. Per the agreement, the Seller may only sell up to 500,000 shares of the Company's common stock per calendar quarter. The acquisition has been accounted for as a purchase.

      On May 12, 1999, the Company acquired the Rawlins Asphalt Terminal and inventory for $2,291,571 from S&L Industrial (S&L). The purchase price consists of the Company assuming S&L's debt of approximately $1,800,000, entering into a note payable to S&L for $225,000, and a cash payment of $266,571.

                                     ******

CROWN ASPHALT RIDGE, LLC
(A Development Stage Company)

Financial Statements for the Year Ended December 31, 1998 and the Period August 1, 1997 through December 31, 1997 and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


To the Members of
Crown Asphalt Ridge, LLC
Salt Lake City, Utah

We have audited the accompanying balance sheet of Crown Asphalt Ridge, LLC (a development stage company) (the Company) as of December 31, 1998 and the related statements of operations, members' equity, and cash flows for the year then ended and for the period August 1, 1997 (date of incorporation) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements as of December 31, 1997, and for the period August 1, 1997 (date of incorporation) through December 31, 1997 were audited by other auditors whose report, dated March 5, 1998, expressed an unqualified opinion on those statements. The financial statements for the period August 1, 1997 (date of incorporation) through December 31, 1997 reflect no revenues, expenses, or income. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit and the report of other auditors provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, and for the period from August 1, 1997 (date of incorporation) to December 31, 1998, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 1998 the Company changed its method of accounting for the costs of start-up activities to conform with Statement of Position No. 98-5, Reporting on the Costs of Start-Up Activities.


DELOITTE & TOUCHE LLP

Salt Lake City, Utah
March 26, 1999

                          INDEPENDENT AUDITORS' REPORT




Members
CROWN ASPHALT RIDGE, LLC
Salt Lake City, Utah

We have audited the accompanying balance sheet of Crown Asphalt Ridge, LLC (a Utah Limited Liability Company) [a development stage company] at December 31, 1997 and the related statement of operations, and cash flows from inception on August 1, 1997 through December 31 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us presents fairly, in all material respects, the financial position of Crown Asphalt Ridge, LLC (a Utah Limited Liability Company) as of December 31, 1997 and the results of its operations and its cash flows for the period from inception through December 31, 1997 in conformity with generally accepted accounting principles.





/s/ Pritchett, Siler and Hardy, P.C.




March 5, 1997
Salt Lake City, Utah


CROWN ASPHALT RIDGE, LLC
(A Development Stage Company)

BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
------------------------------------------------------------------------------------------------------------------------

ASSETS                                                              1998              1997

CURRENT ASSETS:
  Cash and cash equivalents                                         $ 5,080          $ 47,530
  Accounts receivable                                                 3,227
  Deposits                                                          138,701
  Prepaid royalties                                                 213,194           174,384
  Other assets                                                       37,865
                                                                -----------        ----------
           Total current assets                                     398,067           221,914

PLANT AND EQUIPMENT                                              18,819,170         4,263,299

CAPITALIZED MINE DEVELOPMENT COSTS                                  633,908

INTANGIBLE ASSETS                                                   500,001           500,001
                                                                -----------        ----------
TOTAL                                                           $20,351,146        $4,985,214
                                                                ===========        ==========


LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                $ 715,393         $ 489,671
  Retention payable                                                 803,660           189,720
  Due to member                                                     548,894           132,902
                                                                -----------        ----------
           Total current liabilities                              2,067,947           812,293
                                                                -----------        ----------
COMMITMENTS AND CONTINGENCIES (Note 4)

MEMBERS' EQUITY:
  Crown Asphalt Corporation                                       1,834,619           933,220
  MCNIC Pipeline and Processing Company                          16,448,580         3,239,701
                                                                -----------        ----------
           Total members' equity                                 18,283,199         4,172,921
                                                                -----------        ----------
TOTAL LIABILITIES AND MEMBERS' EQUITY                           $20,351,146        $4,985,214
                                                                ===========        ==========

See notes to financial statements.


CROWN ASPHALT RIDGE, LLC
(A Development Stage Company)

STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1998 AND
FOR THE PERIOD FROM AUGUST 1, 1997 (DATE OF INCORPORATION)  THROUGH DECEMBER 31,
1997 AND FOR THE PERIOD FROM AUGUST 1, 1997 THROUGH DECEMBER 31, 1998
------------------------------------------------------------------------------------------------------------------------

                                                                                      August 1,          August 1,
                                                                                         1997               1997
                                                                                   (Incorporation)    (Incorporation)
                                                                                       through            through
                                                                                     December 31,       December 31,
                                                                      1998               1997               1998
                                                                  ----------       ---------------     --------------
OPERATING EXPENSES - Start-up costs                               $ (801,264)                           $ (801,264)

LEASE EXPENSE                                                        (15,609)                              (15,609)
                                                                  ----------         ----------         ----------

LOSS BEFORE CUMULATIVE EFFECT OF A
  CHANGE IN ACCOUNTING PRINCIPLE                                    (816,873)                             (816,873)

CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE - Expensing of
  start-up costs                                                    (447,321)                             (447,321)
                                                                 -----------         ----------        -----------
NET LOSS                                                         $(1,264,194)           NONE           $(1,264,194)
                                                                 ===========         ==========        ===========

CROWN ASPHALT RIDGE, LLC
(A Development Stage Company)

STATEMENTS OF MEMBERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 1998 FOR THE PERIOD FROM
AUGUST 1, 1997 (DATE OF INCORPORATION) THROUGH DECEMBER 31, 1997
------------------------------------------------------------------------------------------------------------------------

                                                                                          MCNIC
                                                                        Crown           Pipeline and
                                                                        Asphalt           Processing
                                                                      Corporation          Company            Total

BALANCE, August 1, 1997                                                   NONE              NONE               NONE

  Member contributions                                                  $ 933,220        $ 3,239,701        $ 4,172,921

BALANCE, December 31, 1997                                                933,220          3,239,701          4,172,921

  Net loss                                                               (316,049)          (948,145)        (1,264,194)

  Member contributions                                                  1,217,448         14,157,024         15,374,472
                                                                        ---------         ----------         ----------
BALANCE, December 31, 1998                                             $1,834,619        $16,448,580        $18,283,199
                                                                       ----------        -----------        -----------


See notes to financial statements.


CROWN ASPHALT RIDGE, LLC
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1998 AND
FOR THE PERIOD FROM AUGUST 1, 1997 (DATE OF INCORPORATION)  THROUGH DECEMBER 31,
1997 AND FOR THE PERIOD FROM AUGUST 1, 1997 THROUGH DECEMBER 31, 1998
-----------------------------------------------------------------------------------------------------------------------

                                                                                         August 1,         August 1,
                                                                                           1997              1997
                                                                                     (Incorporation)    (Incorporation)
                                                                                         through            through
                                                                                        December 31,      December 31,
                                                                           1998             1997              1998
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
  Net loss                                                             $ (1,264,194)                      $ (1,264,194)
                                                                       ------------      ----------       ------------
  Adjustments to reconcile net loss to net cash
    used in development activities:
    Changes in assets and liabilities:
       Accounts receivable                                                   (3,227)                            (3,227)
       Deposits                                                            (138,701)                          (138,701)
       Prepaid royalties                                                    (38,810)     $ (41,482)            (80,292)
       Other assets                                                         (37,865)                           (37,865)
       Due to member                                                        415,992                            415,992
                                                                       ------------      ----------       ------------
           Total adjustments                                                197,389        (41,482)            155,907
                                                                       ------------      ----------       ------------
           Net cash used in development activities                       (1,066,805)       (41,482)         (1,108,287)
                                                                       ------------      ----------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for plant and equipment                          (13,716,209)    (3,583,908)        (17,300,117)
  Capital expenditures for mine development                                (633,908)                          (633,908)
                                                                       ------------      ----------       ------------
           Net cash used in investment activities                       (14,350,117)    (3,583,908)        (17,934,025)
                                                                       ============      ==========       ============
CASH FLOWS FROM FINANCING ACTIVITIES -
  Members' contributions                                                 15,374,472      3,672,920          19,047,392
                                                                       ------------      ----------       ------------
NET INCREASE (DECREASE) IN CASH                                             (42,450)        47,530               5,080

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                                     47,530         NONE               NONE
                                                                       ------------      ----------       ------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                                          $ 5,080       $ 47,530             $ 5,080
                                                                       ============      ==========       ============

                                   (Continued)

CROWN ASPHALT RIDGE, LLC
(A Development Stage Company)


STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1998 AND
FOR THE PERIOD FROM AUGUST 1, 1997 (DATE OF INCORPORATION) THROUGH DECEMBER 31, 1997 AND FOR THE PERIOD FROM AUGUST 1, 1997 THROUGH DECEMBER 31, 1998
--------------------------------------------------------------------------------


                                                    1998            1997
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                         NONE            NONE
                                                     ====            ====
    Income taxes                                     NONE            NONE
                                                     ====            ====

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the year ended December 31, 1998:

o Plant and equipment was purchased through increases in accounts payable of $225,722 and retention payable of $613,940. At December 31, 1998, accounts payable and retention payable totaled $715,393 and $803,660, respectively, as a result of the purchase of plant and equipment.

For the period August 1, 1997 through December 31, 1997:

o A member of the Company contributed rights to oil sand properties and a license agreement valued at $500,001 in accordance with the Company's operating agreement, and is included in property, plant, and equipment.

o Plant and equipment was purchased through increases in accounts payable of $489,671 and retention payable of $189,720.

o        A member advanced prepaid royalties of $132,902 to the Company.



See notes to financial statements.                                   (Concluded)

CROWN ASPHALT RIDGE, LLC
(A Development Stage Company)


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation and Ownership - Crown Asphalt Ridge, LLC (the Company) was organized under the laws of the State of Utah as a Limited Liability Company on August 1, 1997 and will cease to exist on January 1, 2090. The Company is owned 25% by Crown Asphalt Corporation (CAC) and 75% by MCNIC Pipeline and Processing Company (collectively referred to as the "Members"). The Company was organized for the purpose of developing, mining, processing, and marketing asphalt, performance grade asphalt, diesel fuel, hydrocarbons, bitumen, asphaltum, minerals, mineral resources and other oil sand products through the patented oil extraction process from tar sands located in eastern Utah.

      Basis of Presentation - During 1997, the Company entered into an engineering, construction, and procurement agreement to construct a mining and production plant. Operations are projected to commence in the second half of 1999. The Company has incurred approximately $20 million of construction and mine development costs as of December 31, 1998. The Company's ability to realize its investment in the project is dependent upon the successful construction and operation of the production plant on a full scale basis. The Company has experienced certain construction difficulties relating to its production plant. Management of the Company believes that the construction difficulties experienced were of the type anticipated in the construction of the facility, which is a sophisticated asphalt processing facility utilizing new or evolving processes. However, continued difficulties or the inability to commercially operate the facility economically could significantly impact the Company's ability to continue as a going concern and would have a materially adverse impact on the Company's operations and financial condition.

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded amounts of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flows to meet its obligations on a timely basis and to obtain additional financing or refinancing as may be required.

      At December 31, 1998, the Company's current liabilities exceeded current assets by approximately $1,670,000. During 1998, the Members contributed approximately $15,374,000 to the Company. Management believes that the Members will continue to provide sufficient cash flows to enable the Company to meet its current obligations as they become due.

      Organization - On August 1, 1997, CAC and MCNIC made initial member contributions of $100,000 and $300,000 respectively. The operating agreement requires additional capital contributions from the members in amounts proportionate to the sharing ratios to cover expenses of the Company. During 1997, CAC and MCNIC made additional contributions of $333,219 and $2,939,701. In 1997, CAC also contributed the rights to the oil sand properties and a license agreement that allows the Company to use certain patented oil extraction technology and oil sand property leases (the Oil Sand Properties). The Oil Sand Properties had a carrying value of approximately $2,715,000 at the date of the contribution. The Company assigned a value of $500,001 to the Oil Sand Properties. During 1998, CAC and MCNIC made additional cash contributions of $1,217,448 and $14,157,024, respectively. In addition, CAC will be required to contribute certain mining equipment with an estimated value of $3,500,000 to the Company when operations commence.

      The operating agreement provides for profits and losses of the Company to be shared 25% to CAC and 75% to MCNIC until the Company has paid specific returns to MCNIC (Initial Plant Payout) as defined in the operating agreement. When the Initial Plant Payout has been achieved, CAC's ownership and distribution percentage will increase to 50% and MCNIC's ownership will decrease to 50%.

      Use of Estimates in Preparing Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimated.

      Plant and Equipment - Plant and equipment is stated at cost. When the property begins commercial production and planned principal operations commence, depreciation will be computed using a unit of production method based on the estimated reserves to be recovered. Mining and other equipment that have useful lives shorter than the life of the mine will be depreciated on a straight-line basis over their estimated useful lives which range from 5 to 15 years.

      Carrying Value of Long-Lived Assets - The Company evaluates the carrying value of long-lived assets based upon current and anticipated undiscounted cash flows, and recognizes an impairment when such estimated cash flows will be less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value. There were no impairments as of December 31, 1998 and 1997.

      Intangible Assets - The Company has recorded the $500,001 assigned value of the contributed Oil Sand Properties as an intangible asset. The intangible asset will be amortized over 40 years, using the straight-line method, once operations commence.

      Capitalized Mine Development Costs - Capitalized mine development costs include costs of overburden removal to uncover asphalt reserves. Such costs are deferred and will be amortized when asphalt is extracted using a units of production method based on estimated reserves to be recovered.

      Final Reclamation and Mine Closure Costs - Final reclamation and mine closure costs will be estimated (based primarily on environmental and regulatory requirements) and accrued over the expected life of each site using a unit of production method. On-going environmental and reclamation expenditures will be expensed as incurred.

      Revenue Recognition - Once planned principal operations commence, sales revenue will be recognized upon shipment of product in fulfillment of a customer order.

      Income Taxes - The Company is a limited liability company. Under the provisions of the Internal Revenue Code, the members of the Company will be taxed on their proportionate share of the income of the Company. Therefore, no current or deferred income taxes have been included in the accompanying financial statements.

      Cash and Cash Equivalents - For purposes of the statements of cash flows, the Company considers all highly liquid debt investments with an original maturity of three months or less to be cash equivalents.

      Deposits - The Company has a deposit totaling $138,701 with the Bureau of Land Management pertaining to the use of land for the removal of tar sands.

      Change in Accounting Principle - In 1998, the Company early adopted Statement of Position (SOP) No. 98-5, Reporting on the Costs of Start-Up Activities, which requires costs of start-up activities to be expensed as incurred. The effect on 1998 of adopting SOP No. 98-5 resulted in additional expenses of $801,264. The cumulative effect on years prior to 1998 of the accounting change totaled $447,321.

      Recently Issued Financial Accounting Standards - In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for the Company's financial statements for the year ending December 31, 2001. The Company is currently evaluating the effects of SFAS No. 133 on its financial statements.

      Reclassifications - Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

2.    PLANT AND EQUIPMENT

      Plant and equipment consists of the following at December 31, 1998 and 1997:

                                                    1998               1997

Construction in progress                         $18,819,175        $4,263,299
Less accumulated depreciation and depletion         None              None
                                                 -----------        ----------
Total                                            $18,819,175        $4,263,299
                                                 ===========        ==========


      There was no depreciation or amortization expense for the years ended December 31, 1998 and 1997 as the property had not yet been placed in service.

3.    RELATED PARTY TRANSACTIONS

      Accounts receivable at December 31, 1998 represents amounts due from Crown Asphalt Products Company (an affiliated company). Accounts payable at December 31, 1998 includes $3,290 owed to CAC and $69,711 owed to Crown Energy Corporation (CEC), the parent company of CAC. In addition, CEC and CAC paid various construction costs, start-up expenses, and royalties (see
      Note 4) for and in behalf of the Company. Such amounts totaling $548,894 have been reflected as Due to Member in the accompanying balance sheets.

4.    COMMITMENTS AND CONTINGENCIES

      Mineral Lease Agreement - In connection with certain oil sand mineral leases the Company has agreed to pay a royalty of $.50 per ton mined. The Company is required to pay a minimum royalty of $40,000 per year that will be used to reduce future royalties when mining operations commence. As of December 31, 1998, CAC had paid minimum royalties of approximately $133,000 on behalf of the Company. In connection with these minimum royalties, the Company has recorded prepaid royalties of approximately $213,000 as of December 31, 1998.

      Operating and Management Agreement - On August 1, 1997, the Company entered into a two year operating and management agreement with CAC to manage, supervise, and conduct the operations of the Company. The term of the agreement shall be automatically extended for unlimited successive one year periods. The Company shall compensate CAC $3,000 a month for management fees, $10,000 a month for office and administrative costs and for all reasonable direct costs actually paid in the performance of this agreement. During the year ended December 31, 1998, the Company accrued and/or paid $143,000 to CAC for the management fee and other direct costs. No amount was accrued during 1997.

      Oil Sand Oil Extraction License Agreement - In connection with the rights to use patented oil extraction technology, the Company will be required to pay royalties of 2% to 5% based on revenues adjusted for certain production costs and taxes once planned principal operations commence.

      Lease Commitments - The Company leases certain property under long-term lease arrangements. The total expense recorded under operating lease arrangements in the accompanying statement of operations is $15,609 for the year ended December 31, 1998.

      Future minimum lease payments under noncancelable operating leases as of December 31, 1998 are as follows:

      Year ending December 31:
         1999                                                      $ 9,562
         2000                                                        8,705
         2001                                                        8,705
         2002                                                        8,705
         2003                                                        7,924
      Thereafter                                                     9,336
                                                                   -------
      Total minimum lease payments                                 $52,937
                                                                   =======

                                     ******