Form 10-Q
period 1999-03-31
CROWN ENERGY CORP
filed 1999-07-06
CIK 876528

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to __________


                         Commission file number 0-19365

                            CROWN ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

             Utah                                      87-0368981
(State or other jurisdiction of incorporation        (I.R.S. Employer
         or organization)                           Identification No.)


             215 South State, Suite 650, Salt Lake City, Utah, 84111
               (Address of principal executive offices, zip code)

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

                                Yes X    No
                                   ----    ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

There were 13,285,581 shares of $.02 par value common stock outstanding as of July 1, 1999.

                            CROWN ENERGY CORPORATION

                                      INDEX

                                                                         PAGE(S)


PART I.   Financial Information


          ITEM 1.  Financial Statements

            Condensed Consolidated Balance Sheets at March 31,
               1999 (unaudited) and December 31, 1998                       3

            Condensed Consolidated Statement of Operations for the Three
               Months ended March 31, 1999 and 1998 (unaudited)             5

            Condensed Consolidated Statement of Cash Flows for the
               Three Months ended March 31, 1999 and 1998 (unaudited)       6

            Notes to Condensed Consolidated Financial Statements
               (unaudited)                                                  8


          ITEM 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     16


PART II.  Other Information

          ITEM 1.  Legal Proceedings                                       20

          ITEM 2.  Changes in Securities                                   20

          ITEM 3.  Defaults upon Senior Securities                         20

          ITEM 4.  Submission of Matters to a Vote of Security Holders     20

          ITEM 5.  Other Information                                       20

          ITEM 6.  Exhibits and Reports on Form 8-K                        20


PART III. Signatures                                                       21


                          PART I-FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            CROWN ENERGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                   March 31,
                                                                                     1999              December 31,
                                                                                 [unaudited]               1998
                                                                                 ------------         ------------
CURRENT ASSETS:
     Cash and cash equivalents                                                   $  1,075,406         $  3,735,632
     Accounts receivable, net of allowance for uncollectible
        accounts of $100,475 and $100,475 at March 31, 1999
        and December 31, 1998, respectively                                         3,344,586            2,823,778
     Inventory                                                                      8,652,571            4,445,819
     Prepaid and other current assets                                                 158,207               39,371
                                                                                 ------------         ------------

          Total Current Assets                                                     13,230,770           11,044,600
PROPERTY PLANT, AND EQUIPMENT, Net                                                  4,954,045            3,013,792

INVESTMENT IN AND ADVANCES
     TO AN EQUITY AFFILIATE                                                         5,243,507            4,551,441

GOODWILL, Net                                                                       3,980,043            4,040,231

OTHER INTANGIBLE ASSETS, Net                                                          221,648              225,000
OTHER ASSETS                                                                          300,968             696,200
                                                                                 ------------         ------------

TOTAL                                                                            $ 27,930,981         $ 23,571,264
                                                                                 ============         ============

        The accompanying notes are an integral part of these consolidated financial statements.


                                              CROWN ENERGY CORPORATION

                                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                        LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                   March 31,
                                                                                     1999             December 31,
                                                                                  [unaudited]             1998
                                                                                 ------------         ------------
CURRENT LIABILITIES
     Accounts payable                                                            $  3,698,315         $  1,857,407
      Preferred stock dividends payable                                               100,000              467,433
     Accrued expenses                                                                 262,201              180,116
     Long-term debt - estimated current portion                                     1,139,805            1,000,000
     Line-of-credit to related party                                               10,935,221            8,935,221
                                                                                 ------------         ------------

     Total current liabilities                                                     16,135,542           12,440,177
                                                                                 ------------         ------------


MINORITY INTEREST IN CONSOLIDATED
     JOINT VENTURES                                                                 1,108,330            1,255,477

CAPITALIZATION:
     Long-term debt                                                                 5,445,882            4,325,723
     Redeemable preferred stock                                                     4,797,170            4,783,019
     Common stockholders' equity                                                      444,057              766,868
                                                                                 ------------         ------------

          Total capitalization                                                     10,687,109            9,875,610
                                                                                 ------------         ------------


TOTAL                                                                            $ 27,930,981         $ 23,571,264
                                                                                 ============         ============

        The accompanying notes are an integral part of these consolidated financial statements.


                            CROWN ENERGY CORPORATION

                                   [Unaudited]

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS




                                                                                   For the Three Months Ended
                                                                                             March 31,
                                                                                 ---------------------------------
                                                                                     1999                 1998
                                                                                 ------------         ------------
SALES, Net of demerits                                                           $  4,819,084         $          0

COST OF SALES                                                                       4,729,659                    0
                                                                                 ------------         ------------

GROSS PROFIT                                                                           89,425                    0

GENERAL AND ADMINISTRATIVE EXPENSES                                                   585,951              141,289
                                                                                 ------------         ------------

INCOME (LOSS) FROM OPERATIONS                                                        (496,526)            (141,289)

                                                                                 ------------         ------------

OTHER INCOME (EXPENSES):
   Interest income and other income                                                   112,251               47,227
   Interest and other expense                                                        (382,118)              (6,523)
   Equity in losses of unconsolidated equity affiliate                               (229,398)                   0
                                                                                 ------------         ------------

        Total other expense, net                                                     (499,265)              40,704

LOSS BEFORE INCOME TAXES
   AND MINORITY INTERESTS                                                            (995,791)            (100,585)
                                                                                 ------------         ------------

DEFERRED INCOME TAX BENEFIT                                                                 0                    0

MINORITY INTEREST IN EARNINGS OF
   CONSOLIDATED JOINT VENTURE                                                         319,696                    0
                                                                                 ------------         ------------


NET LOSS                                                                            ($676,095)           ($100,585)
                                                                                 ------------         ------------

NET LOSS PER COMON SHARE-
   Basic                                                                               ($0.06)              ($0.02)
                                                                                 ============        =============

        The accompanying notes are an integral part of these consolidated financial statements.


                            CROWN ENERGY CORPORATION

                                   [Unaudited]

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                     For the Three Months Ended
                                                                                              March 31,
                                                                                       1999               1998
                                                                                   ------------      ------------

Cash Flows From Operating Activities:
       Net income (loss)                                                               ($676,095)        ($100,585)
                                                                                    ------------      ------------

       Adjustments  to  reconcile  net  loss  to  net  cash  used  by  operating activities:
                Amortization, depreciation and depletion                                 144,371             1,700
                Equity in losses of unconsolidated affiliate                             244,559                 0
                Minority interest                                                       (319,697)                0
                Change in assets and liabilities:
                    Accounts receivable                                                 (520,805)                0
                    Inventory                                                         (4,206,752)                0
                    Other assets                                                         486,214          (157,638)
                    Accounts payable                                                   1,840,910            (2,305)
                    Accrued expenses                                                      82,084           (21,227)
                                                                                    ------------      ------------

                           Total adjustments                                          (2,249,116)         (179,470)
                                                                                    ------------      ------------

                           Net Cash Provided by (Used in) Operating Activities         (2,925,211)        (280,055)
                                                                                    ------------      ------------


Cash Flows From Investing Activities:
       Investment in and advances to Crown Asphalt Ridge, LLC                           (936,626)         (565,159)
       Acquisition of Cowboy Asphalt Terminal                                         (1,973,511)                0
       Purchase of property and equipment                                               (257,392)          (26,712)
                                                                                    ------------      ------------

                           Net Cash Used by
                                Investing Activities                                  (3,167,529)         (591,871)
                                                                                    ------------      ------------


Cash Flows From Financing Activities:
       Net change in line of credit from related party                                 2,000,000                 0
       Sale of equity interest in subsidiary to a minority shareholder                   172,550                 0
       Net changes in long-term debt                                                   1,259,964                 0
                                                                                    ------------      ------------

                           Net Cash Provided by Used in Financing Activities          $3,432,514                $0
                                                                                    ------------      ------------

        The accompanying notes are an integral part of these consolidated financial statements.


                            CROWN ENERGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   [Continued]


                                                                                      For the Three Months Ended
                                                                                                March 31,
                                                                                         1999                1998

Net Increase (Decrease) in Cash:                                                     ($2,660,226)          ($871,926)
                                                                                    ============        ============

Cash at Beginning of Period                                                         $  3,735,632        $  3,100,765
                                                                                    ============        ============

Cash at End of Period                                                               $  1,075,406        $  2,228,834
                                                                                    ============        ============


Supplemental Disclosure of Cash Flow Information
       Cash paid during the period:
           Interest                                                                 $     19,148        $      6,523
                                                                                    ============        ============

           Income taxes                                                                      ---                 ---
                                                                                    ============        ============


Supplemental Schedule of Non-cash Investing and Financing Activities:

       For the period ended March 31, 1999:

          On January 27, 1999, the Company issued 317,069 shares of common stock to its preferred stockholders as payment in full for preferred stock dividends payable totaling $467,433.


       For the period ended March 31, 1998:

           None

        The accompanying notes are an integral part of these consolidated financial statements.

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS


         NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in stockholders' equity and cash flows at March 31, 1999 and for all periods presented have been made.

                  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 Annual Report on Form 10-K. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the operating results for the full year.

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

                  Majority Owned Subsidiaries - Capco is the majority-owner of Crown Asphalt Distribution, LLC (Crown Distribution) and Cowboy Asphalt Terminal, LLC (CAT LLC). Crown Distribution is a joint venture formed on July 2, 1998, between Capco and MCNIC Pipeline and Processing Company (MCNIC) for the purpose of acquiring certain assets of Petro Source Asphalt Company (Petro Source). Capco owns 50.01% and MCNIC owns 49.99% of Crown Distribution. Capco is the general manager and operating agent of Crown Distribution. CAT LLC is a joint venture formed on June 16, 1998 between Capco and Foreland Asphalt Corporation (Foreland). CAT LLC is an asphalt terminal and storage facility. On December 21, 1998, Capco assigned its interest in CAT LLC to Crown Distribution. Crown Distribution owns 66.67% and Foreland owns 33.33% of CAT LLC.

                  Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

                  Investment in and Advances to Equity Affiliate - The Company's investment in Crown Asphalt Ridge LLC (Crown Ridge) is accounted for using the equity method. Accordingly, the Company's investment is recorded at cost and adjusted by the Company's share of undistributed earnings and losses. The excess of the Company's investment in Crown Ridge over its equity in the related underlying net assets (approximately $2,168,000) is being amortized over 40 years.

                  Revenue Recognition - Revenues are recognized when the related product is shipped.

                  Income Taxes - The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences in the bases of assets and liabilities as reported for financial statement and income tax purposes. As of

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS

                  March 31, 1999, all net deferred tax assets were offset by a valuation allowance.

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

                  Long-Lived Assets - The Company evaluates the carrying value of long-term assets including intangibles based on current and anticipated undiscounted cash flows and recognizes impairment when such cash flows will be less than the carrying values. Measurement of the amount of impairments, if any, is based upon the difference between carrying value and fair value. There were no impairments as of March 31, 1999 and December 31, 1998.

                  Goodwill - The Company has recorded the amount paid for Petro Source in excess of the fair value of the net tangible assets acquired at the date of acquisition as goodwill. Such goodwill is amortized using the straight-line method over 20 years.

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

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS

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

                  Reclassifications - Certain amounts in the March 31, 1998 consolidated financial statements have been reclassified to conform with classifications adopted in the current year.


         NOTE 2 - FORMATION OF JOINT VENTURE

                  On August 1, 1997, Crown's wholly-owned subsidiary, CAC entered into a joint venture with MCNIC. The joint venture operates through Crown Ridge and will be devoted to extracting commercially marketable products from CAC's oil sand reserves (the "Reserves") located at Asphalt Ridge in eastern Utah.

                  MCNIC and CAC hold sharing ratios of 75% and 25%, respectively, in profits, losses and obligations of Crown Ridge. The forgoing ratios will be adjusted to provide each party with a 50% sharing ratio upon the achievement of certain payouts to MCNIC. CAC's required capital contribution to the Crown Ridge consists of (i) CAC's rights under certain equipment leases with a fair market value of up to $3.5 million to be obtained by CAC; (ii) the Sublicense of Crown's proprietary oil sands refining technology from Park Guymon Enterprises, Inc.; (iii) the capital reserves (which were valued at the

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS


                  time of the formation of Crown Ridge at $500,000) and (iv) cash, if any, needed to bring CAC's capital contributions up to 25% of the capital required to construct the initial oil sands refining plant. After giving effect to the value of the items described above, MCNIC, in turn, has been funding 75% of the cash required to construct the initial plant contemplated by Crown Ridge's L.L.C.'s Operating Agreement.

         NOTE 3 - ACQUISITION OF ASSETS

                  Acquisition of Cowboy Asphalt Terminal Property - On January 9, 1999, CAT LLC acquired the Cowboy Terminal Property for $1,973,511. CAT LLC paid deposits totaling $496,441 during 1998. In addition, CAT LLC paid $195,000 in cash at closing and executed and delivered a promissory note in the amount of $1,282,070. This promissory note is payable in 84 equal monthly installments of $20,627 beginning on February 1, 1999 and ending on January 1, 2006. The note bears interest at the rate of 9% and is secured by a deed of trust encumbering the Cowboy Terminal Property. The acquisition was accounted for as a purchase. There were no significant operations during 1998.

                  Acquisition of Laurel and Williston Asphalt Terminals - On April 17, 1999, the Company acquired the fixed assets, the associated inventory, and certain contractual agreements of Asphalt Supply & Services, Inc. and Inoco, Inc. (collectively, the Seller) for $4,000,0000, consisting of $750,000 in cash and 2,500,000 shares of unregistered common stock valued at $1.30 per share. In the event that the bid price of the common stock is less than $1.10 for 120 consecutive trading days at any time between April 17, 1999 and December 31, 2000, the Seller has the right to require the Company to repurchase all shares issued for $1.10 per share. The Company has the right to repurchase up to 2,000,000 of the shares of common stock from the Seller, at any time, for $2.05. Per the agreement, the Seller may only sell up to 500,000 shares of the Company's common stock per calendar quarter. The acquisition has been accounted for as a purchase. Certain conditions precedent were required by the seller for final funding to be completed. As of July 1, 1999 such conditions have not been completed and the Company fully intends to enforce its rights under the agreement.

                  Acquisition of Rawlins Asphalt Terminal - On May 12, 1999, the Company acquired the Rawlins Asphalt Terminal and inventory for $2,291,571 from S&L Industrial (S&L). The purchase price consists of the Company assuming S&L's debt of approximately $1,800,000, entering into a note payable to S&L for $225,000, and a cash payment of $266,571.

                  The  Company   has  been   notified  by  MCNIC  that  it  will
                  participate in the Rawlins, Williston and Laurel acquisitions and will fund one-half of all the costs.

         NOTE 4 - PROCESSING AGREEMENT EXPIRATION

                  The Company, through its subsidiary, Crown Distribution had an agreement with Santa Maria Refining Company (SMRC) and SABA Petroleum whereby Crown Distribution purchased crude oil for processing at the Santa Maria Refinery, and marketed the slate of products produced, primarily asphalt. This agreement was acquired through the Petro Source asset acquisition. Revenues resulting from the agreement were approximately $4.8 million in 1999. This amount represents substantially all of the Company's revenue for the period due the seasonal nature of the Company's other asphalt distribution operations. The Company expects to offset this loss of revenue with revenue from its recent acquisitions and its future acquisitions. SMRC extended the agreement, which expired on December 31, 1998, to April 30, 1999. As anticipated, the agreement was not extended subsequent to April 30, 1999. Following the termination of the Processing Agreement as described within the foregoing sentence, SMRC and the Company agreed upon terms under which the Company would continue to purchase asphalt from the facility until October 31, 1999, and SMCR would continue to process crude products delivered to it by the Company. Although a formal Settlement Agreement has not been executed as of July 2, 1999, the Company intends to enforce the terms previously reached by the parties.

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS


         NOTE 5 - LINE OF CREDIT

                  Capco's partner in the acquisition of the acquired assets, MCNIC, extended a loan to Crown Distribution to finance inventory purchased in the acquisition. As of March 31, 1999, this loan plus a working capital revolving line of credit provided by MCNIC, had a balance of approximately $10,935,221 and accrues interest at 8%. Through the period ended March 31, 1999, $303,126 in interest had been accrued. This line is repaid solely out of the cash flow from Crown Distribution. The Company is currently reviewing other proposals for the working capital line, however MCNIC has the option to match the terms of such line.


         NOTE 6 - LONG TERM DEBT

                  Long-term debt consists of the following at March 31, 1999:

                  Debt with Hancock-Geisler R.I.C., interest at 9%, with monthly
                  principal  and  interest  payments  of $20,627 for 82 months    $  1,259,964

                  Preferential  debt with MCNIC,  interest  at 15%,  with annual principal  and interest  installments  equal to 50% of the net cash flows (as  defined) of Crown  Distribution.  This debt is
                  secured by all of the assets of Crown Distribution                 5,325,723

                  Less estimated current portion                                    (1,139,805)
                                                                                    ----------

                  Long-term portion                                              $   5,445,882
                                                                                 =============

         NOTE 7 - CONCENTRATION OF CREDIT RISK

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

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS


         NOTE 8 - COMMON STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK

                  At March 31, 1999 and December 31, 1998, common  stockholders'
                  equity  and  redeemable   preferred   stock  consists  of  the
                  following:

                                                                                        1999           1998
                  Redeemable preferred stock - $.005 par value;  1,000,000 shares authorized;  $10.00 stated value;  500,000 Series A cumulative convertible shares issued and outstanding;  original estimated fair value of $4,716,981, accretion of $14,151 and $56,604 for the  periods  ended  March 31,  1999 and  December  31,  1998,
                   respectively,  toward  the  stated  value  of   $5,000,000       $ 4,797,170    $ 4,783,019

                  Common stockholders' equity:
                   Common stock, $.02 par value;  50,000,000  shares  authorized;
                    13,285,581  and  12,968,512  shares issued and  outstanding at
                    March 31, 1999 and December 31, 1998, respectively              $   265,711    $   259,370
                   Additional paid-in capital                                         6,134,281      5,787,340
                   Stock warrants outstanding; 683,750 at
                    March 31, 1999 and December 31, 1998, respectively                  243,574        243,574
                   Common stock subscription receivable from officers                  (549,166)      (549,166)
                   Retained deficit                                                  (5,650,343)    (4,974,250)
                                                                                     ----------     ----------

                   Total                                                            $   444,057   $    766,868
                                                                                    ===========   ============

        NOTE 9 - CAPITAL TRANSACTIONS

                  Preferred Stock - The Company is authorized to issue 1,000,000 preferred shares, par value $.005 per share. On November 4, 1997, the Company completed the sale of 500,000 shares of its Series A Cumulative Convertible Preferred Stock ("Series A Preferred") pursuant to a stock purchase agreement dated September 25, 1997 for an aggregate sales price of $5,000,000. Each share of Series A Preferred is convertible at the option of its holder, at any time, into 8.57 shares of common stock of the Company. At the date of the issuance of the preferred stock, the embedded conversion price was $1.17 and the estimated fair value of the common stock was $1.03. Dividends accrue on the outstanding Series A Preferred at the rate of 8% per annum and may be paid through cash or common shares of the Company at the option of the holder. Subject to the holder's right to convert the Series A Preferred, the Company may redeem the Series A Preferred at any time from the date on which it is issued at a percentage of the Series A Preferred's stated value of $10 per share; 130% of stated value if redemption occurs within thirty-six months of the date of issuance, 115% of stated value if redemption occurs between thirty-six and forty-eight months after the date of issuance, 110% of stated value if redemption occurs between forty-eight and sixty months after the date of issuance, and 100% if redemption occurs thereafter. The holder of the Series A Preferred may also require the Company to redeem the Series A Preferred after the eighth anniversary of the Series A Preferred's issuance. The holders of the Series A Preferred shall have the right, but shall not be obligated, to appoint 20% of

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS


                  the Company's Board of Directors. The Company may not alter the rights and preferences of the Series A Preferred, authorize any security having liquidation preference, redemption, voting or dividend rights senior to the Series A Preferred, increase the number of Series A Preferred, reclassify its securities or enter into specified extraordinary events without obtaining written consent or an affirmative vote of at least 75% of the holders of the outstanding shares of the Series A Preferred stock. All voting rights of the Series A Preferred expire upon the issuance by the Company of its notice to redeem such shares. The shares of common stock issuable upon conversion of the Series A Preferred are subject to adjustment upon the issuance of additional shares of the Company's common stock resulting from stock splits, share dividends, and other similar events as well as upon the issuance of additional shares or options which are issued in connection with the Company's equity investment or as compensation to any employee, director, consultant, or other service provider of the Company or any subsidiary, other than options to acquire up to 5% of the Company's common stock at or less than fair market value.

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

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS


         NOTE 10 - LOSS PER SHARE

                 The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the years ended March 31, 1999 and 1998:

                                              1999                               1998
                                   ----------------------------      -----------------------------
                                                     Loss                               Loss
                                       Loss        Per Share             Loss        Per Share
Net Loss                            $ (676,095)                      $ (100,585)

Redeemable preferred
  stock dividends                     (100,000)                        (100,000)
                                      --------                         --------

Net loss attributable to
  common stockholders               $ (776,095)    $ (0.06)          $ (200,585)      $ (0.02)
                                    ==========     =======           ==========       =======

Weighted average common
  shares outstanding -
  basic and diluted                 13,193,983                       11,680,549
                                    ----------                       ----------

                  The Company had at March 31, 1999 and December 31, 1998, incremental options and warrants to purchase, computed under the treasury stock method, 668,256 shares of common stock that were not included in the computation of diluted earnings per share because their effect was anti-dilutive. The Company also has preferred stock outstanding at March 31, 1999 and December 31, 1998 which is convertible into approximately 4,300,000 shares of common stock that was not included in the computation of diluted earnings per share as its effect was anti-dilutive. Accordingly, diluted earnings per share does not differ from basic earnings.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULT OF OPERATIONS


         The  following  discussion  and  analysis  of the  Company's  financial condition, results of operations and related matters includes a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, by way of illustration and not limitation, statements containing the works "anticipates", "believes", "expects", "intends", "future" and words of similar import which express, either directly or by implication, management's beliefs, expectations or intentions regarding the Company's future performance or future events or trends which may affect the Company or its results of operations.

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

         Liquidity and Capital Resources

         At March 31, 1999, the Company had cash and other current assets of $13,230,770 as compared to cash and other current assets of $11,044,600 at December 31, 1998. The increase of $2,186,170 was primarily due to the Company's asphalt inventory winterfill program whereby the Company purchases asphalt during the winter months, when prices are lower, for storage and subsequent sale during the asphalt season, typically during the months from April through October. The Company's operations require a working capital line for inventory purchases and other operating expenses. MCNIC, the minority interest owner, has established such line, in addition to a working capital loan provided, at an interest rate of 8%. At March 31, 1999, the line had a balance of $5,124,641 and the working capital loan had a balance of $5,810,580.

         The Company also owed MCNIC an additional $5,325,723 at March 31, 1999 with respect to the Preferential Capital Contribution which funded Crown Distribution's acquisition of the assets of Petro Source Asphalt Company. The Preferential Capital Contribution yields a 15% rate of return and is payable solely from 50% of the cash flow from Crown Distribution's operations. At March 31, 1999, the Company has estimated $1,000,000 of this balance to be current.

         The Company believes its asphalt distribution business, which is operated through Capco, is a growth business whose success is not dependent on the Company's interest in the Crown Ridge Project. However, the asphalt distribution business is capital intensive and requires substantial investments to acquire terminal storage, blending and raw material assets. The Company recently acquired several terminals in transactions requiring substantial capital commitments. On April 17, 1999, the Company acquired the asphalt terminal fixed assets in Laurel, Montana and Williston, North Dakota along with certain contractual agreements of Asphalt Supply & Services, Inc. and Inoco, Inc. for $4,000,000, consisting of $750,000 in cash and 2,500,000 shares of unregistered common stock. Final funding of this acquisition will occur when the seller meets certain conditions precedent. As of July 1, 1999, the seller has not yet met these conditions. On May 12, 1999, the Company acquired an asphalt terminal in Rawlins, Wyoming along with inventory for $2,291,571 from S&L Industrial. The purchase price consisted of the Company assuming S&L's debt of approximately $1,800,000, entering into a note payable to S&L for $225,000, and a cash payment of $266,571. The

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

Company remains open to other asphalt related business opportunities to complement its existing asphalt distribution capabilities. There can be no assurance that the Company can obtain additional capital financing required to finance such transactions on acceptable terms and conditions.

         Under the Company's contractual relationships with MCNIC, MCNIC has certain rights to participate in additional business opportunities, including the transactions with Asphalt Supply and Service, Inc., Inoco, Inc. and the Rawlins transaction. MCNIC has indicated that it intends to participate in the foregoing business opportunities. Assuming that MCNIC's participation in the business opportunities is consumated, MCNIC will be required to fund its proportionate share of the capital expenditures needed to pursue such opportunities.

         The Company believes it has sufficient capital to meet all of its current working capital requirements from its cash reserve, working capital line and other financing sources. However, the Company is required to fund 25% of Crown Ridge's capital costs, start-up costs and operating expenses. As of March 31, 1999, the Company has made cash contributions of approximately $2,365,400. Crown Ridge has experienced certain technical difficulties which the Company believes will be resolved. However, should such delays continue, or should the facility be unable to operate economically, the Company believes this would significantly impact Crown Ridge's ability to continue as a going concern and would adversely impact the Company's operations and financial condition.

         Results of Operations

         1999 vs. 1998

         Total revenue increased from $0 for the period ended March 31, 1998 to $4,819,084 for the period ended March 31, 1999, an increase of $4,819,084. The increase was due to revenue generated from the Company's processing agreement with the Santa Maria Refinery that expired April 30, 1999. The Company's asphalt terminal distribution operations, which the Company expects to provide it with its primary future growth, is a seasonal business, therefore no revenues were expected during this period. The Company expects to offset this loss of revenue with revenue from its recent acquisitions.

         Cost of sales increased from $0 for the period ended March 31, 1998 to $4,729,659 for the period ended March 31, 1999, an increase of $4,729,659. This increase was due to costs incurred at the Company's recently acquired asphalt distribution terminals of $1,264,559 and costs related to the processing agreement at the Santa Maria Refinery of $3,465,100.

         General and administrative expenses increased from $141,289 for the period ended March 31, 1998 to $585,951 for the period ended March 31, 1999, an increase of $444,662. This change was due to an increase in the Company's overhead related to its growth in its asphalt distribution business.

         Interest and other income/expenses decreased from net other income of $40,704 for the period ended March 31, 1998 to net other expenses of $499,265 for the period ended March 31, 1999, a decrease of $539,969. The 1999 total was comprised of interest costs related to the Company's working capital line and preferential loan for its asphalt distribution business of $378,934 and losses of $229,398 related to equity in the losses of Crown Ridge. These amounts were partially offset by interest income of $112,251.

         Minority interest of $319,696 represents MCNIC's approximate 49% interest in Crown Distribution and Foreland's approximate
33% interest in CAT, LLC.

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

         The Company is also assessing its non-IT systems containing embedded electronic circuits. The Company has identified the operations of Crown Ridge, Crown Distribution and CAT LLC, the Company's joint venture operating companies, as having the most non-IT Year 2000 operational risks since the Company's revenues and income are or will be derived primarily from these operations. As of July 1, 1999, the Company has not identified any material non-IT systems that are not Year 2000 compliant, although the Company assessment efforts are ongoing.

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

         The potential costs, if any, to remediate direct or indirect Year 2000 problems the Company may have or identify has not been determined, nor can such costs, if any, be accurately predicted or determined given the ongoing nature of the Company's assessment efforts. At present, the Company has spent approximately $96,000 upgrading its IT systems and has spent roughly $5,000 to assess or remediate non-IT issues (excluding salaries of Company personnel). The Company currently expects that the total cost of these programs, including both incremental spending and redeployed resources, will not be in excess of $150,000. The total cost estimate is based on the current assessment of the projects and is subject to change as the projects progress.

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

                          PART II. - OTHER INFORMATION


ITEM 1.  Legal Proceedings

         On May 21, 1998, Road Runner Oil, Inc. ("Road Runner") and Gavilan Petroleum, Inc. ("Gavilan") filed an action in the Third Judicial District Court, Salt Lake County, State of Utah, as Civil Number 98-0905064 against the Company and its President. The action relates to the purchase by Road Runner of 100% of the stock of Gavilan in 1997, and generally seeks to (i) obtain corporate records of Gavilan in the Company's possession relating to the amount of oil and gas royalties potentially owed to third parties prior to the aforementioned stock sale, and (ii) to determine the amount of royalties owed. The action further alleges, on behalf of Gavilan, claims of breach of fiduciary duty, professional negligence and mismanagement against the Company's President for alleged mismanagement of Gavilan's affairs. The Plaintiffs seek injunctive relief requiring the tendering by the Company of the referenced records and such damages as may be proven at trial. The Company believes that the Plaintiff's claims are groundless and that it is entitled to payment of the $75,000 still owed by Road Runner as part of the purchase price for Gavilan. In addition, since the action was filed, the Company has tendered substantial quantities of corporate records to the Plaintiffs for their review. On June 17, 1998, an order was entered granting an open extension to the Company of its obligation to file an answer to the above-described Complaint so that the parties may informally pursue a settlement, if any, of the matter.

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

         None.

ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Reports on Form 8-K

         The Company filed a Form 8-K on April 29, 1999 to report the acquisition of certain asphalt terminal distribution assets.

                             PART III. - SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CROWN ENERGY CORPORATION
(Registrant)


Date: July 2, 1999                          By: /s/ JAY MEALEY
                                               ---------------------------------
                                            Jay Mealey, Chief Executive Officer


Date: July 2, 1999                          By: /s/ ALEXANDER L. SEARL
                                               ---------------------------------
                                            Alexander L. Searl, Chief Operating
                                            and Financial Officer