Form 10-Q
period 1999-06-30
CROWN ENERGY CORP
filed 1999-08-16
CIK 876528

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
              ----------------------------------------------------

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________ to __________


                         Commission file number 0-19365

                            CROWN ENERGY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Utah                                       87-0368981
   -------------------------------                       -------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)


             215 South State, Suite 650, Salt Lake City, Utah, 84111
--------------------------------------------------------------------------------
               (Address of principal executive offices, zip code)

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

Yes   [X]      No   [ ]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

There were 13,285,581 shares of $.02 par value common stock outstanding as of August 12, 1999.

                            CROWN ENERGY CORPORATION

                                      INDEX

                                                                        PAGE(S)


PART I.  Financial Information


         ITEM 1.  Financial Statements

                  Condensed Consolidated Balance Sheets at June 30,
                     1999 (unaudited) and December 31, 1998                 3

                  Condensed Consolidated Statement of Operations for
                     the Three Months ended June 30, 1999 and 1998
                     (unaudited)                                            5

                  Condensed Consolidated Statement of Operations for
                     the Six Months ended June 30, 1999 and 1998
                     (unaudited)                                            6

                  Condensed Consolidated Statement of Cash Flows for
                     the Six Months ended June 30, 1999 and 1998
                     (unaudited)                                            7

                  Notes to Condensed Consolidated Financial Statements
                     (unaudited)                                            9


         ITEM 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                   17


PART II. Other Information

         ITEM 1.  Legal Proceedings                                        21

         ITEM 2.  Changes in Securities                                    21

         ITEM 3.  Defaults upon Senior Securities                          21

         ITEM 4.  Submission of Matters to a Vote of Security Holders      21

         ITEM 5.  Other Information                                        21

         ITEM 6.  Exhibits and Reports on Form 8-K                         21


PART III. Signatures                                                       22


                          PART I-FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                            CROWN ENERGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                   June 30,
                                                                                     1999              December 31,
                                                                                  [unaudited]              1998
                                                                                  -----------          -----------
CURRENT ASSETS:
  Cash and cash equivalents                                                       $   814,313          $ 3,735,632
  Accounts receivable, net of allowance for uncollectible
    accounts of $100,475 and $100,475 at June 30, 1999
    and December 31, 1998, respectively                                             5,959,729            2,823,778
  Inventory                                                                        10,958,847            4,445,819
  Prepaid and other current assets                                                  1,132,444               39,371
                                                                                  -----------          -----------

      Total Current Assets                                                         18,865,333           11,044,600

PROPERTY, PLANT AND EQUIPMENT, Net                                                  7,933,700            3,013,792

INVESTMENT IN AND ADVANCES
  TO AN EQUITY AFFILIATE                                                            5,105,827            4,551,441

GOODWILL, Net                                                                       3,919,854            4,040,231

OTHER INTANGIBLE ASSETS, Net                                                          218,296              225,000
OTHER ASSETS                                                                          485,720              696,200
                                                                                  -----------          -----------

TOTAL                                                                             $36,528,730          $23,571,264
                                                                                  ===========          ===========

        The accompanying notes are an integral part of these consolidated financial statements.


                            CROWN ENERGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                    June 30,
                                                                                      1999             December 31,
                                                                                  [unaudited]              1998
                                                                                  -----------          -----------
CURRENT LIABILITIES
  Accounts payable                                                                $ 6,990,692           $1,857,407
  Preferred stock dividends payable                                                   200,000              467,433
  Accrued expenses                                                                    147,113              180,116
  Long-term debt - estimated current portion                                        1,207,590            1,000,000
  Line-of-credit to related party                                                  14,935,221            8,935,221
                                                                                  -----------          -----------

    Total current liabilities                                                      23,480,616           12,440,177
                                                                                  -----------          -----------


MINORITY INTEREST IN CONSOLIDATED
  JOINT VENTURES                                                                    1,043,486            1,255,477

CAPITALIZATION:
  Long-term debt                                                                    7,357,780            4,325,723
  Redeemable preferred stock                                                        4,811,321            4,783,019
  Common stockholders' equity                                                        (164,473)             766,868
                                                                                  -----------          -----------

    Total capitalization                                                           12,004,628            9,875,610
                                                                                  -----------          -----------

TOTAL                                                                             $36,528,730          $23,571,264
                                                                                  ===========          ===========

        The accompanying notes are an integral part of these consolidated financial statements.


                            CROWN ENERGY CORPORATION

                                   [Unaudited]

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS




                                                                                    For the Three Months Ended
                                                                                               June 30,
                                                                                     1999                 1998
                                                                                  -----------          -----------
SALES, Net of demerits                                                            $10,057,495          $   186,929

EXPENSES:
  Cost of goods sold                                                                7,442,952              123,140
  Operating expenses                                                                1,803,323                  816
  General and administrative                                                          648,802              111,465
  Depreciation, depletion and amortization                                            128,335                7,951
                                                                                  -----------          -----------

TOTAL                                                                              10,023,412              243,372
                                                                                  -----------          -----------

INCOME (LOSS) FROM OPERATIONS                                                          34,083              (56,443)

OTHER INCOME (EXPENSES):
  Interest income and other income                                                    113,881               30,851
  Interest and other expense                                                         (530,734)                (350)
  Equity in losses of unconsolidated equity affiliate                                (196,875)                   0
                                                                                  -----------          -----------

    Total other (expense) net                                                        (613,728)              30,501

LOSS BEFORE INCOME TAXES
   AND MINORITY INTERESTS                                                            (579,645)             (25,942)
                                                                                  -----------          -----------

DEFERRED INCOME TAX BENEFIT                                                                 0                    0

MINORITY INTEREST IN EARNINGS OF
   CONSOLIDATED JOINT VENTURE                                                          85,266                    0
                                                                                  -----------          -----------


NET LOSS                                                                          $  (494,379)         $   (25,942)
                                                                                  -----------          -----------


NET LOSS PER COMMON SHARE - Basic                                                 $     (0.04)         $     (0.01)
                                                                                  ===========          ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                            CROWN ENERGY CORPORATION

                                   [Unaudited]

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS




                                                                                     For the Six Months Ended
                                                                                             June 30,
                                                                                     1999                 1998
                                                                                  -----------          -----------
SALES, Net of demerits                                                          $  14,876,581          $   186,929

EXPENSES:
  Cost of goods sold                                                               10,619,620              123,140
  Operating expenses                                                                3,145,360                  816
  General and administrative                                                        1,234,060              250,361
  Depreciation, depletion and amortization                                            339,985                9,651
                                                                                  -----------          -----------

TOTAL                                                                              15,339,025              383,968
                                                                                  -----------          -----------

INCOME LOSS FROM OPERATIONS                                                          (462,444)            (197,039)

OTHER INCOME (EXPENSES):
  Interest income and other income                                                    226,136               78,078
  Interest and other expense                                                         (912,853)              (6,873)
  Equity in losses of unconsolidated equity affiliate                                (426,273)                   0
                                                                                  -----------          -----------

    Total other (expense) net                                                      (1,112,990)              71,205

LOSS BEFORE INCOME TAXES
   AND MINORITY INTERESTS                                                          (1,575,434)            (125,834)
                                                                                  -----------          -----------

DEFERRED INCOME TAX BENEFIT                                                                 0                    0

MINORITY INTEREST IN EARNINGS OF
   CONSOLIDATED JOINT VENTURE                                                         404,962                    0
                                                                                  -----------          -----------


NET LOSS                                                                          $(1,170,472)         $  (125,834)
                                                                                  -----------          -----------

NET LOSS PER COMMON SHARE - Basic                                                 $     (0.10)         $     (0.03)
                                                                                  ===========          ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                            CROWN ENERGY CORPORATION

                                   [Unaudited]

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                     For the Six Months Ended
                                                                                              June 30,
                                                                                      1999                1998
                                                                                  -----------          -----------
Cash Flows From Operating Activities:
  Net loss                                                                        $(1,170,472)         $  (125,834)
                                                                                  -----------          -----------

  Adjustments to reconcile net loss to net cash used by operating activities:
    Amortization, depreciation and depletion                                          339,983                9,651
    Equity in losses of unconsolidated affiliate                                      426,273                    0
    Minority interest                                                                (404,962)                   0
    Non-cash (income) expense                                                               0              (22,892)
    Change in assets and liabilities:
      Accounts receivable                                                          (3,135,951)            (182,146)
      Inventory                                                                    (6,513,028)            (294,764)
      Other assets                                                                   (888,635)            (479,143)
      Accounts payable                                                              5,133,285               32,770
      Accrued expenses                                                                (33,003)              (6,308)
                                                                                  -----------          -----------

        Total adjustments                                                          (5,076,038)            (942,832)
                                                                                  -----------          -----------

        Net Cash Used in Operating Activities                                      (6,246,510)          (1,068,666)
                                                                                  -----------          -----------

Cash Flows From Investing Activities:
  Investment in and advances to Crown Asphalt Ridge, LLC                           (1,010,981)            (985,083)
  Acquisition of Asphalt Terminals                                                 (3,856,390)                   0
  Purchase of property and equipment                                               (1,240,057)            (185,639)
                                                                                  -----------          -----------

    Net Cash Used by Investing Activities                                          (6,107,428)          (1,170,722)
                                                                                  -----------          -----------


Cash Flows From Financing Activities:
  Net change in line of credit from related party                                   6,000,000                    0
  Sale of equity interest in subsidiary to a minority shareholder                     192,971                    0
  Net changes in long-term debt                                                     3,239,648                    0
                                                                                  -----------          -----------

    Net Cash Provided by Used in Financing Activities                              $9,432,619                   $0
                                                                                  -----------          -----------

        The accompanying notes are an integral part of these consolidated financial statements.

                                      CROWN ENERGY CORPORATION

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             [Continued]


                                                                                     For the Six Months Ended
                                                                                              June 30,
                                                                                      1999                 1998
                                                                                  -----------          -----------

    Net Increase (Decrease) in Cash:                                              $(2,921,319)         $(2,239,389)
                                                                                  ===========          ===========

Cash at Beginning of Period                                                       $ 3,735,632          $ 3,100,765
                                                                                  ===========          ===========

Cash at End of Period                                                             $   814,313          $   861,376
                                                                                  ===========          ===========


Supplemental Disclosure of Cash Flow Information
  Cash paid during the period:
    Interest                                                                      $    69,942          $     6,873
                                                                                  ===========          ===========

    Income taxes                                                                          ---                  ---
                                                                                  ===========          ===========



Supplemental Schedule of Non-cash Investing and Financing Activities:

  For the period ended June 30, 1999:

  OnJanuary 27, 1999, the Company issued 317,069 shares of common stock to its preferred stockholders as payment in full for preferred stock dividends payable totaling $467,433.


  For the period ended June 30, 1998:

    None

        The accompanying notes are an integral part of these consolidated financial statements.

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS


         NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in stockholders' equity and cash flows at June 30, 1999 and for all periods presented have been made.

                  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 Annual Report on Form 10-K. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

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

                  Majority Owned Subsidiaries - Capco is the majority-owner of Crown Asphalt Distribution, LLC (Crown Distribution). Crown Distribution is a joint venture formed on July 2, 1998, between Capco and MCNIC Pipeline and Processing Company (MCNIC) for the purpose of acquiring certain assets of Petro Source Asphalt Company (Petro Source). Capco owns 50.01% and MCNIC owns 49.99% of Crown Distribution. Capco is the general manager and operating agent of Crown Distribution. CAT LLC is a joint venture formed on June 16, 1998 between Capco and Foreland Asphalt Corporation (Foreland). Cowboy Asphalt Terminal, LLC (CAT LLC) is an asphalt terminal and storage facility. On December 21, 1998, Capco assigned its interest in CAT LLC to Crown Distribution. Crown Distribution owns 66.67% and Foreland owns 33.33% of CAT LLC.

                  Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

                  Investment in and Advances to Equity Affiliate - The Company's investment in Crown Asphalt Ridge, LLC (Crown Ridge) is accounted for using the equity method. Accordingly, the Company's investment is recorded at cost and adjusted by the Company's share of undistributed earnings and losses. The excess of the Company's investment in Crown Ridge over its equity in the related underlying net assets (approximately $2,168,000) is being amortized over 40 years.

                  Revenue Recognition - Revenues are recognized when the related product is shipped.

                  Income Taxes - The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences in the bases of assets and liabilities as reported for financial statement and income tax purposes. As of June 30, 1999, all net deferred tax assets were offset by a valuation allowance.

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS


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

                  Long-Lived Assets - The Company evaluates the carrying value of long-term assets including intangibles based on current and anticipated undiscounted cash flows and recognizes impairment when such cash flows will be less than the carrying values. Measurement of the amount of impairments, if any, is based upon the difference between carrying value and fair value. There were no impairments as of June 30, 1999 and December 31, 1998.

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

                  Segment Reporting - In 1998, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which redefined how business enterprises report information about operating segments in annual financial statements. The statement also establishes standards for related disclosures about products and services, geographical areas, and major customers. During 1998, the Company operated primarily in the production and distribution of asphalt. The Company's operations and sales are dispersed throughout Utah, Arizona, California, Nevada, and Colorado and could be adversely affected by economic downturns in these states and by federal or state funding policies related to road construction or improvements.

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

                  MCNIC and CAC hold sharing ratios of 75% and 25%, respectively, in profits, losses and obligations of Crown Ridge. The forgoing ratios will be adjusted to provide each party with a 50% sharing ratio upon the achievement of certain payouts to MCNIC. CAC's required capital contribution to the Crown Ridge consists of (i) CAC's rights under certain equipment leases with a fair market value of up to $3.5 million to be obtained by CAC; (ii) the Sublicense of Crown's proprietary oil sands refining technology from Park Guymon Enterprises, Inc.; (iii) the capital reserves (which were valued at the time of the formation of Crown Ridge at $500,000) and (iv) cash, if any, needed to bring CAC's

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS


                  capital contributions up to 25% of the capital required to construct the initial oil sands refining plant. After giving effect to the value of the items described above, MCNIC, in turn, has been funding 75% of the cash required to construct the initial plant contemplated by Crown Ridge LLC's Operating Agreement. (See Note 11 - Subsequent Event)

         NOTE 3 - ACQUISITION OF ASSETS

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

                  Acquisition of Laurel and Williston Asphalt Terminals - On April 17, 1999, the Company acquired the fixed assets, the associated inventory, and certain contractual agreements of Asphalt Supply & Services, Inc. and Inoco, Inc. (collectively, the Seller) for $4,000,0000, consisting of $750,000 in cash and 2,500,000 shares of unregistered common stock valued at $1.30 per share. In the event that the bid price of the common stock is less than $1.10 for 120 consecutive trading days at any time between April 17, 1999 and December 31, 2000, the Seller has the right to require the Company to repurchase all shares issued for $1.10 per share. The Company has the right to repurchase up to 2,000,000 of the shares of common stock from the Seller, at any time, for $2.05. Per the agreement, the Seller may only sell up to 500,000 shares of the Company's common stock per calendar quarter. The acquisition has been accounted for as a purchase. Certain conditions precedent were required to be satisfied by the seller for final funding to be completed. As of August 14, 1999 such conditions have not been completed by the Seller and the Company fully intends to enforce its rights under the agreement.

                  Acquisition of Rawlins Asphalt Terminal - On May 12, 1999, the Company acquired the Rawlins Asphalt Terminal and inventory for $2,291,571 from S&L Industrial (S&L). The purchase price consists of the Company assuming S&L's debt of approximately $1,800,000, entering into a note payable to S&L for $225,000, and a cash payment of $266,571.

                  The  Company   has  been   notified  by  MCNIC  that  it  will
                  participate in the Rawlins, Williston and Laurel acquisitions and will fund one-half of all costs.

         NOTE 4 - PROCESSING AGREEMENT TERMINATION

                  The Company, through its subsidiary, Crown Distribution had a Processing Agreement with Santa Maria Refining Company (SMRC) and SABA Petroleum whereby Crown Distribution purchased from third party producers crude oil which was then processed at the Santa Maria Refinery. The slate of products produced, primarily asphalt, was then sold by Crown Distribution. The Processing Agreement was acquired through the Petro Source asset acquisition. Revenues resulting from the Processing Agreement were approximately $7.8 million in 1999. SMRC extended the agreement, which expired on December 31, 1998, to April 30, 1999. As anticipated, the Processing Agreement was not extended subsequent to April 30, 1999. The Company expects to offset this loss of revenue with revenue from its recent acquisitions and its future acquisitions. Following the termination of the Processing Agreement, SMRC and the Company agreed

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS


                  upon terms under which the Company would continue to purchase asphalt from the facility until October 31, 1999, and SMRC would continue to process crude products delivered to it by the Company. Although a formal settlement agreement has not been executed as of August 14, 1999, the Company intends to enforce the terms previously reached by the parties.

         NOTE 5 - LINE OF CREDIT

                  MCNIC extended a loan to Crown Distribution to finance inventory purchased in the acquisition of Petro Source. As of June 30, 1999, this loan plus a working capital revolving line of credit provided by MCNIC, had a combined balance of approximately $14,935,221 and accrues interest at 8%. Through the period ended June 30, 1999, $556,300 in interest had been accrued. This line is repaid solely out of the cash flow from Crown Distribution. The Company is currently reviewing other proposals for the working capital line, however, MCNIC has the option to match the terms of such proposals.

         NOTE 6 - LONG TERM DEBT

                  Long-term debt consists of the following at June 30, 1999:
                  Debt with Hancock-Geisler R.I.C., interest at 9%, with monthly             $ 1,214,748
                  principal and interest payments of $20,627 for 82 months

                  Debt with Community First National Bank, interest at prime plus 1%,        $ 1,799,900
                  with monthly payments of $13,600 through May 12, 2001 with additional principal payments due in 2000 and 2001 of $60,000 and $66,000, respectively, based on cash flow from Capco only.  Balance as of May
                  12, 2001 to be amortized over 13 years.

                  Debt with S&L Industrial, interest at LIBOR with annual payments equal     $   225,000
                  to the greater of 25% of the Rawlins Terminal cash flow after debt service or principal and interest payments annualized over 10 years.
                  Such amount could be reduced should certain representations of S&L not be satisfied.

                  Preferential debt with MCNIC, interest at 15%, with annual principal       $ 5,325,723
                  and interest installments equal to 50% of the net cash flows (as defined) of Crown Distribution.  This debt is secured by all of the assets of Crown Distribution

                  Less estimated current portion                                             $(1,207,590)
                                                                                             -----------

                  Long-term portion                                                          $ 7,357,781
                                                                                             ===========

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS


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

         NOTE 8 - COMMON STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK

                  At June 30, 1999 and December 31, 1998,  common  stockholders'
                  equity  and  redeemable   preferred   stock  consists  of  the
                  following:

                                                                                     1999             1998
                                                                                  -----------     -----------
                  Redeemable preferred stock - $.005 par value; 1,000,000 shares authorized;  $10.00 stated value; 500,000 Series A cumulative convertible shares issued and outstanding; original estimated fair value of  $4,716,981,  accretion  of $28,302 and $56,604 for the periods ended June 30, 1999 and December 31, 1998,
                   respectively, toward  the  stated  value  of $5,000,000        $ 4,811,321     $ 4,783,019
                                                                                  ===========     ===========

                  Common stockholders' equity:
                   Common stock, $.02 par value; 50,000,000 shares
                    authorized; 13,285,581 and 12,968,512 shares issued and
                    outstanding at June 30, 1999 and December 31, 1998,
                    respectively                                                  $   265,711     $   259,370
                   Additional paid-in capital                                       6,020,130       5,787,340
                   Stock warrants outstanding; 683,750 at
                    June 30, 1999 and December 31, 1998, respectively                 243,574         243,574
                   Common stock subscription receivable from officers                (549,166)       (549,166)
                   Retained deficit                                                (6,144,722)     (4,974,250)
                                                                                  -----------     -----------
                       Total                                                      $  (164,473)    $   766,868
                                                                                  ===========     ===========

         NOTE 9 - CAPITAL TRANSACTIONS

                  Preferred Stock - The Company is authorized to issue 1,000,000 preferred shares, par value $.005 per share. On November 4, 1997, the Company completed the sale of 500,000 shares of its Series A Cumulative Convertible Preferred Stock ("Series A Preferred") pursuant to a stock purchase agreement dated September 25, 1997 for an aggregate sales price of $5,000,000. Each share of Series A Preferred is convertible at the option of its holder, at any time, into 8.57 shares of common stock of the Company. At the date of the issuance of the preferred stock, the embedded conversion price was $1.17 and the estimated fair value of the common stock was $1.03. Dividends accrue on the

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS


                  outstanding Series A Preferred at the rate of 8% per annum and may be declared and paid through cash or common shares of the Company at the option of the holder. Subject to the holder's right to convert the Series A Preferred, the Company may redeem the Series A Preferred at any time from the date on which it is issued at a percentage of the Series A Preferred's stated value of $10 per share; 130% of stated value if redemption occurs within thirty-six months of the date of issuance, 115% of stated value if redemption occurs between thirty-six and forty-eight months after the date of issuance, 110% of stated value if redemption occurs between forty-eight and sixty months after the date of issuance, and 100% if redemption occurs thereafter. The holder of the Series A Preferred may also require the Company to redeem the Series A Preferred after the eighth anniversary of the Series A Preferred's issuance. The holders of the Series A Preferred shall have the right, but shall not be obligated, to appoint 20% of the Company's Board of Directors. The Company may not alter the rights and preferences of the Series A Preferred, authorize any security having liquidation preference, redemption, voting or dividend rights senior to the Series A Preferred, increase the number of Series A Preferred, reclassify its securities or enter into specified extraordinary events without obtaining written consent or an affirmative vote of at least 75% of the holders of the outstanding shares of the Series A Preferred stock. All voting rights of the Series A Preferred expire upon the issuance by the Company of its notice to redeem such shares. The shares of common stock issuable upon conversion of the Series A Preferred are subject to adjustment upon the issuance of additional shares of the Company's common stock resulting from stock splits, share dividends, and other similar events as well as upon the issuance of additional shares or options which are issued in connection with the Company's equity investment or as compensation to any employee, director, consultant, or other service provider of the Company or any subsidiary, other than options to acquire up to 5% of the Company's common stock at or less than fair market value. This anti-dilution provision only applies upon the issuance of additional equity in connection with the Company's interest in Crown Asphalt Ridge, LLC or equity issued to any employee, director, consultant or other service provider outside of the Company's Long Term Incentive Plan.

                  Common Stock Warrant - In conjunction with the issuance of the preferred stock described above, the Company issued a warrant to the holders of the preferred stock. The fair value of the warrant at the date of issuance was estimated to be $283,019 and was recorded to additional paid-in capital and as a reduction to the stated value of the preferred stock. The reduction  in  preferred  stock  is  being  accreted  over the five-year period from the date of issuance to the earliest exercise date of the warrant. Upon the fifth anniversary of the issuance of the preferred stock, the warrant becomes exercisable, at $.002 per share, into the number of common shares of the Company equal to (a) [$5,000,000 plus the product of (i) ($5,000,000 multiplied by (ii) 39% (internal rate of return) multiplied by (iii) 5 years] (14,750,000), minus (b) the sum of (i) all dividends and other distributions paid by the Company on the preferred stock or on the common stock received upon conversion of the preferred stock plus
                  (ii) the greater of the proceeds from the sale of any common stock received by the holder upon the conversion of the preferred stock prior to the fifth anniversary date or the terminal value (as defined below) of such common stock sold before the fifth anniversary plus (iii) the terminal value of the preferred stock and common stock received upon conversion of the preferred stock then held, divided by (c) the fair market value of the Company's common stock on a weighted average basis for the 90 days immediately preceding the fifth anniversary date of the issuance of the preferred stock. Terminal value is defined as the sum of (i) the shares of common stock into which the preferred stock then held is convertible, plus (ii) shares of common stock received upon conversion of preferred stock, multiplied by the fair market value of the Company's common stock on a weighted average basis for the 90 days immediately preceding the fifth anniversary date of the issuance of the preferred stock. The warrants will expire in 2007 and is subject to a cap of up to an additional 8% of the Company's fully diluted outstanding shares as of September 25, 1997 and other certain adjustments.

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS


         NOTE 10 - LOSS PER SHARE

                 The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the six months ended June 30, 1999 and 1998:

                                                            1999                                1998
                                                ------------------------------      -----------------------------
                                                                     Loss                              Loss
                                                     Loss         Per Share             Loss         Per Share
                                                ------------------------------      -----------------------------
                 Net Loss                       $ (1,170,472)                       $ (125,834)

                 Redeemable preferred
                  stock dividends                   (200,000)                         (200,000)
                                                ------------                        ----------
                 Net loss attributable to
                  common stockholders           $ (1,370,472)     $ (0.10)          $ (325,834)      $ (0.03)
                                                ============      =======           ==========       =======

                 Weighted average common
                  shares outstanding -
                  basic and diluted               13,493,021                        12,090,220
                                                ============                        ==========

                  The Company had at June 30, 1999 and December 31, 1998, incremental options and warrants to purchase, computed under the treasury stock method, 668,256 shares of common stock that were not included in the computation of diluted earnings per share because their effect was anti-dilutive. The Company also has preferred stock outstanding at June 30, 1999 and December 31, 1998 which is convertible into approximately 4,300,000 shares of common stock that was not included in the computation of diluted earnings per share as its effect was anti-dilutive. Accordingly, diluted earnings per share does not differ from basic earnings.


         NOTE 11 - SUBSEQUENT EVENT

                  Pursuant to the Crown Ridge Operating Agreement with MCNIC, the Company is required to contribute to the joint venture its rights under certain mining equipment leases with a fair market value of up to $3.5 million once the Asphalt Ridge Project's mining equipment requirements are conclusively determined. Due to the delays at Asphalt Ridge, the Company and MCNIC have agreed to share the mining equipment costs and the costs of any mine equipment leases in accordance with their respective sharing ratios once such equipment requirements are determined. In order to bring the partners current capital account sharing ratios of 75% and 25% in balance, on July 20, 1999, the Company executed a promissory note in the amount of $2,991,869 with MCNIC Pipeline and Processing Company. Such note is interest only for two years and bears interest at prime plus 1% and is adjusted monthly with payments of $20,757.14 per month. Additional payments may be required based on the Company's cash flow. On July 20, 2001, the remaining balance will be amortized over 13 years.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULT OF OPERATIONS


         The  following  discussion  and  analysis  of the  Company's  financial condition, results of operations and related matters includes a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, by way of illustration and not limitation, statements containing the words "anticipates", "believes", "expects", "intends", "future" and words of similar import which express, either directly or by implication, management's beliefs, expectations or intentions regarding the Company's future performance or future events or trends which may affect the Company or its results of operations.

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

         Liquidity and Capital Resources

         At June 30, 1999, the Company had cash and other current assets of $18,865,333 as compared to cash and other current assets of $11,044,600 at December 31, 1998. The increase of $7,820,733 was primarily due to the Company's asphalt inventory winterfill program whereby the Company purchases asphalt during the winter months, when prices are lower, for storage and subsequent sale during the asphalt season, typically during the months from April through October. The Company's operations require a working capital line for inventory purchases and other operating expenses. MCNIC, the minority interest owner, has established such line, in addition to a working capital loan provided at an interest rate of 8%. At June 30, 1999, the line had a balance of $9,124,641 and the working capital loan had a balance of $5,810,580.

         The Company also owed MCNIC an additional $5,325,723 at June 30, 1999 with respect to the Preferential Capital Contribution which funded Crown Distribution's acquisition of the assets of Petro Source Asphalt Company. The Preferential Capital Contribution yields a 15% rate of return and is payable solely from 50% of the cash flow from Crown Distribution's operations. At June 30, 1999, the Company has estimated $1,000,000 of this balance to be current.

         The Company believes its asphalt distribution business, which is operated through Capco, is a growth business whose success is not dependent on the Company's interest in the Crown Ridge Project. However, the asphalt distribution business is capital intensive and requires substantial investments to acquire terminal storage, blending and raw material assets. The Company recently acquired several terminals in transactions requiring substantial capital commitments. On April 17, 1999, the Company acquired the asphalt terminal fixed assets in Laurel, Montana and Williston, North Dakota along with certain contractual agreements of Asphalt Supply & Services, Inc. and Inoco, Inc. for $4,000,000 consisting of $750,000 in cash and 2,500,000 shares of unregistered common stock. Although the Company closed the acquisition and took title to the terminal assets on April 17, 1999, the purchase price is not payable until seller meets certain conditions precedent. As of August 14, 1999, the seller has not yet met these conditions. However, on July 28, 1999, the sellers filed an action in Montana seeking to have the asset purchase transaction set aside. See "PART II - Item 1- Legal Proceedings". Given the inherent uncertainties of litigation, there can be no assurance as to the outcome of this litigation or whether the transaction may be set aside.

         On May 12, 1999, the Company acquired an asphalt terminal in Rawlins, Wyoming along with related inventory for $2,291,571 from S&L Industrial. The purchase price consisted of the Company assuming S&L's debt of approximately $1,800,000, entering into a note payable to S&L for $225,000, and a cash payment of $266,571. The

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

Company remains open to other asphalt related business opportunities to complement its existing asphalt distribution capabilities. There can be no assurance that the Company can obtain additional capital financing required to finance such transactions on acceptable terms and conditions.

         Under the Company's contractual relationships with MCNIC, MCNIC has certain rights to participate in additional business opportunities, including the transactions with Asphalt Supply and Service, Inc., Inoco, Inc. and the Rawlins asphalt terminal transaction. MCNIC has indicated that it intends to participate in the foregoing business opportunities. Assuming that MCNIC's participation in the business opportunities is consummated, MCNIC would be required to fund its proportionate share of the capital expenditures.

         The Company believes it has sufficient capital to meet all of its current working capital requirements from its cash reserve, working capital line and other financing sources. However, the Company is required to fund 25% of Crown Ridge's capital costs, start-up costs and operating expenses and the working capital requirements may be substantial. As of June 30, 1999, the Company has made cash contributions of approximately $2,549,246. Crown Ridge has experienced mechanical and process difficulties with its facility at Asphalt Ridge. The Company believes these difficulties can be resolved and is currently engineering such a solution. The Company believes it will require additional capital contributions to Crown Ridge and there can be no assurance that the Company can obtain such funds on acceptable terms. However, should such delays continue, or should the facility be unable to operate economically, the Company believes this would significantly impact Crown Ridge's ability to continue as a going concern and would adversely impact the Company's operations and financial condition.

         Results of Operations

         For the three month period ended June 30, 1999, compared to the three months ended June 30, 1998

         Total revenue increased from $186,929 for the three month period ended June 30, 1998 to $10,057,495 for the same period in 1999, an increase of $9,870,566. The increase was due to revenue generated from the Company's asphalt distribution operations that were acquired in July, 1998. Included in this increase were $3,547,938 in revenues generated from the processing agreement with the Santa Maria Refinery that expired April 30, 1999. . The Company is presently engaged in litigation with the owners of the Santa Maria Refinery (See
Part II - Item 2 - Legal Proceedings), and the Santa Maria Refinery has refused to process the Company's products at that facility. The Company will be forced to find alternative sources for its products and the Company may be forced to incur additional costs and expenses to fulfill its sales contracts in the California and Southern Nevada markets. Therefore, the Company's revenues and gross margins in such market may be adversely affected.

         Cost of sales increased from $123,140 for the three month period ended June 30, 1998 to $7,442,952 for the same period in 1999, an increase of $7,319,812. This increase was due to costs incurred at the Company's recently acquired asphalt distribution terminals of $5,048,950 and costs related to the processing agreement at the Santa Maria Refinery of $2,394,002.

         Operating expenses increased from $816 for the three month period ended June 30, 1998 to $1,803,324 for the same period in 1999, an increase of $1,802,508. This increase was due to costs incurred at Crown Distribution, which commenced operations in July, 1999.

         General and administrative expenses increased from $111,465 for the three month period ended June 30, 1998 to $648,802 for the same period in 1999, an increase of $537,337. This change was due to an increase in the Company's overhead (including the hiring of a significant number of employees) related to its growth in its asphalt distribution business.

         Interest and other income/expenses decreased from net other income of $30,501 for the three month period ended June 30, 1998 to net other expenses of $613,728 for the same period ended June 30, 1999, a decrease of $644,229. The 1999 total was comprised of interest costs related to the Company's working capital line, preferential loan and other debt for its asphalt distribution business of $530,734 and losses of $196,875 related to equity in the losses of Crown Ridge. These amounts were partially offset by interest and other income of $113,881.

         Minority  interest  of  $85,266  represents  MCNIC's   approximate  49%
interest in Crown Distribution and Foreland's approximate 33% interest in CAT, LLC.

         For the six month period ended June 30, 1999, compared to the six months ended June 30, 1998

         Total revenue increased from $186,929 for the six month period ended June 30, 1998 to $14,876,581 for the same period in 1999, an increase of $14,689,652. The increase was due to revenue generated from the Company's recently acquired asphalt distribution operations. Included in this increase were revenues of $7,769,632 from the processing agreement with the Santa Maria Refinery that expired April 30, 1999. The Company is presently engaged in litigation with the owners of the Santa Maria Refinery (See Part II - Item 2 Legal Proceedings), and the Santa Maria Refinery has refused to process the Company's products at that facility. The Company will be forced to find alternative sources for its products and the Company may be forced to incur additional costs and expenses to fulfill its sales contracts in the California and Southern Nevada markets. Therefore, the Company's revenues and gross margins in such market may be adversely affected.

         Cost of sales increased from $123,140 for the six month period ended June 30, 1998 to $10,619,620 for the same period in 1999, an increase of $10,496,480. This increase was due to costs incurred at the Company's recently acquired asphalt distribution terminals of $5,334,633 and costs related to the processing agreement at the Santa Maria Refinery of $5,284,987.

         Operating expenses increased from $816 for the six month period ended June 30, 1998 to $3,145,360 for the same period in 1999, an increase of $3,144,544. This increase was due to costs incurred at Crown Distribution which commenced operations in July, 1999.

         General and administrative expenses increased from $250,361 for the six month period ended June 30, 1998 to $1,234,060 for the same period in 1999, an increase of $983,699. This change was due to an increase in the Company's overhead (including the hiring of a significant number of employees) related to its growth in its asphalt distribution business.

         Interest and other income/expenses decreased from net other income of $71,205 for the six month period ended June 30, 1998 to net other expenses of $1,112,990 for the same period in 1999, a decrease of $1,184,195. The 1999 total was comprised of interest costs related to the Company's working capital line, preferential loan and other debt for its asphalt distribution business of $912,853 and losses of $426,273 related to equity in the losses of Crown Ridge. These amounts were partially offset by interest and other income of $226,136.

         Minority interest of $404,962 represents MCNIC's approximate 49% interest in Crown Distribution and Foreland's approximate 33% interest in CAT, LLC.

         Year 2000 Assessment

         Like many other companies, the "Year 2000 problem" creates risks for the Company. The "Year 2000 problem" is the result of computer systems and other equipment with embedded chips or processors using two digits, rather than four, to define a specific year and potentially being unable to accurately process, provide and/or receive date and time data from, into and between the twentieth and twenty-first centuries, including the years 1999 and 2000, and leap year calculations. The Year 2000 problem, if not identified and corrected in a timely manner, could result in system failures or miscalculations, causing disruptions to various Company activities and operations and could adversely impact its financial condition and results of operations.

         The Company continues to address the Year 2000 problem in three overlapping phases: (i) the identification and assessment of all critical equipment, hardware and software systems requiring modification or replacement prior to 2000; (ii) the remediation and testing of modifications to critical items; and (iii) the development of contingency and business continuation plans to mitigate the extent of any disruption to the Company's operations arising from the Year 2000 problem.

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

         The Company and its affiliated joint venture entity, Crown Ridge, employ a number of IT systems in their operations, including, without limitation, computer networking systems, financial systems and other similar systems. In 1998, the Company and its subsidiaries began conversion of their principal computer software systems to a new integrated system to support future growth and improve productivity. Although no independent assessment has been conducted, management of the Company believes that the new computer system is Year 2000 compliant based upon indications from its vendors that the new computer systems incorporate current technology and software which are Year 2000 compliant.

         The Facility constructed by Crown Ridge incorporates state of the art technology and the Company believes that its IT and non-IT systems are Year 2000 compliant. However, the sophisticated nature of this Facility and the fact that it is in its initial operational phase requires that the Company continue to assess its Year 2000 readiness.

         The Company is also assessing its non-IT systems containing embedded electronic circuits. The Company has identified the operations of Crown Ridge, Crown Distribution and CAT LLC, the Company's joint venture operating companies, as having the most non-IT Year 2000 operational risks since the Company's revenues and income are or will be derived primarily from these operations. As of August 12, 1999, the Company has not identified any material non-IT systems that are not Year 2000 compliant, although the Company's assessment efforts are ongoing.

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

         Although the Company has obtained assurances from some of its key suppliers, it has not independently evaluated whether its key suppliers are or will be Year 2000 compliant, and therefore the Company's contingency plans will assume that at least some of these suppliers will have disruptions in their deliveries and services to the Company or Crown Ridge. Given that assumption (and the risk that some of the Company's IT or non-IT systems will experience unidentified or unremediated Year 2000 problems), some of the worst case Year 2000 scenarios that the Company might experience include a complete shut-down of Crown Ridge's facility and one or more of the asphalt terminals of Crown Distribution, or a failure or substantial delay in the transportation of the Company's asphalt products. The occurrence of any of these events could result in lost revenues, lost customers, increased processing, storage or transportation costs, increased financing costs related to inventory shortages or sales order backlogs, substantial remediation costs and other similar costs and expenses.

         The potential costs, if any, to remediate direct or indirect Year 2000 problems the Company may have or identify has not been determined, nor can such costs, if any, be accurately predicted or determined given the ongoing nature of the Company's assessment efforts. At present, the Company has spent approximately $100,000 upgrading its IT systems and has spent roughly $8,000 to assess or remediate non-IT issues (excluding salaries of Company personnel). The Company currently expects that the total cost of these programs, including both incremental spending and redeployed resources, will not be in excess of $150,000. The total cost estimate is based on the current assessment of the projects and is subject to change as the projects progress.

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

         On February 10, 1999, CEntry Constructors and Engineers, L.L.C. (CEntry) filed a demand for arbitration with the American Arbitration Association for claims arising out of the November 5, 1997 Engineering, Construction and Procurement Agreement between Crown Ridge and CEntry (the "Contract") for the design and construction of Crown Ridge's facility near Vernal, Utah. CEntry seeks damages in excess of $1.0 million for amounts allegedly due to CEntry under the Contract, including a retention or liquidated damages amount of $803,660, as well as amounts for modifications to the Contract allegedly made by Crown Ridge. Crown Ridge has denied the claims and filed its own counterclaims against CEntry. Crown Ridge asserts, among other things, that Crown Ridge is entitled to the retention amount based upon certain breaches of the Contract by CEntry and that Crown Ridge is entitled to liquidated damages for CEntry's failure to meet a mechanical completion deadline specified in the Contract. An arbitration panel has been selected and arbitration was to begin August 2, 1999. The arbitration was to take place in Salt Lake City, Utah and the case is currently in the discovery phase. Due to the uncertainties inherent in any litigation or arbitration proceeding, there can be no assurance that Crown Ridge will or will not prevail or that significant damages will not be awarded against Crown Ridge. The arbitration originally scheduled to begin August 2, 1999, has been postponed indefinitely so that the parties may attempt to settle their differences through mediation to be held in Salt Lake City on September 2, 1999.

         On July 14, 1999, Crown Distribution and Capco filed an action in the United States District Court for the Central District of California, Southern Division, against Santa Maria Refining Company ("SMRC"), SABA Petroleum Company ("SABA") and Greka Energy Corporation ("Greka"). The claims include causes of action for breach of contract, breach of the covenant of good faith and fair dealing, conversion, fraud, claim and delivery, unjust enrichment and constructive trust, unfair competition, declaratory relief and specific performance. These claims arise out of SMRC's termination of the Processing Agreement and subsequent refusal to deliver asphalt to Crown Distribution. Crown Distribution and Capco also made an application to the U.S. District Court for a writ of possession or temporary restraining order, requesting that SMRC continue providing asphalt to Crown Distribution, in order that Crown Distribution could satisfy certain of its contractual commitments. After a hearing on July 16, 1999, Crown Distribution's and Capco's request for the entry of a temporary restraining order was granted. However, on July 30, 1999, after a hearing on Crown Distribution's and Capco's request for a preliminary injunction, the temporary restraining order was dissolved. As a result, SMRC refused to deliver any more asphalt to Crown Distribution. While Crown Distribution is attempting to obtain alternative sources of asphalt and thereby mitigate its damages, it is nonetheless anticipated that the damages caused by SMRC's actions could be substantial. Although Crown Distribution will attempt to recoup those damages from SMRC, SABA and Greka, due to the uncertainties inherent in any litigation proceeding, there can be no assurance that Crown Distribution or Capco will ultimately prevail.

         On July 28, 1999, Robert Ryan Zimmerman, d/b/a Asphalt Supply & Service, Inc., Robert A. Zimmerman, d/b/a Inoco, Inc., and Connie R. Zimmerman, d/b/a Interstate Asphalt Company, (collectively, the "Zimmermans") filed an application for preliminary injunction, temporary restraining order, and declaratory judgment in the First Judicial District Court, Lewis & Clark County, State of Montana, against the Company, Capco and the Company's President. The action relates to Capco's purchase of the fixed assets, the associated inventory, and certain contractual agreements of Asphalt Supply & Service, Inc. and Inoco, Inc. (See Item 2 --"Management's Discussion and Analysis"). The action generally seeks a declaration that the Zimmermans remain the owners and operators of the purchased asphalt terminals, as well as a preliminary injunction and temporary restraining order. Without hearing or opportunity for the Company or Capco to respond, on July 28, 1999, the First Judicial District Court, Lewis & Clark County, State of Montana, issued an order temporarily and preliminarily enjoining Capco and the Company from participating in the day-to-day decisions of the purchased asphalt terminals, from collecting any receivables for the terminals, and from selling, transferring, conveying, encumbering, or disturbing in any manner, the Zimmermans' assets. The Court refused to grant a declaratory judgment that the Zimmermans are the rightful owners of the purchased asphalt terminals, or that they have complete control and decision-making authority regarding the purchased terminals. On August 9, 1999, the First Judicial District Court issued an order transferring the action to the Thirteenth Judicial District Court, Yellowstone County (Billings), State of Montana. The Company and Capco intend to enforce their rights under the agreement to purchase the asphalt terminals. The Company and/or Capco may respond to the action with a counterclaim or an independent civil action for breach of contract, or both.

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


                            CROWN ENERGY CORPORATION
                                             (Registrant)


Date: August 14, 1999                   By: /s/ JAY MEALEY
                                           ------------------------------------
                                            Jay Mealey, Chief Executive Officer


Date: August 14, 1999                   By: /s/ ALEXANDER L. SEARL
                                           ------------------------------------
                                            Alexander L. Searl, Chief Operating
                              and Financial Officer