Form 10-Q
period 1999-09-30
CROWN ENERGY CORP
filed 1999-11-15
CIK 876528

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 1999
                               ------------------------------------------------

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    -----------------------

Commission file number               0-19365
                       --------------------------------------------------------

                            CROWN ENERGY CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Utah                                   87-0368981
--------------------------------       ----------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

             215 South State, Suite 650, Salt Lake City, Utah 84111
-------------------------------------------------------------------------------
               (Address of principal executive offices, zip code)

                                 (801) 537-5610
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

There were 13,285,581 shares of $.02 par value common stock outstanding as of November 12, 1999.

                            CROWN ENERGY CORPORATION

                                      INDEX

                                                                               PAGE(S)
                                                                               -------
PART I.           FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets at September 30,
                     1999 (unaudited) and December 31, 1998                          3

                  Condensed Consolidated Statement of Operations for the Three
                     Months ended September 30, 1999 and 1998 (unaudited)            5

                  Condensed Consolidated Statement of Operations for the Nine
                     Months ended September 30, 1999 and 1998 (unaudited)            6

                  Condensed Consolidated Statement of Cash Flows for the
                     Nine Months ended September 30, 1999 and 1998 (unaudited)       7

                  Notes to Condensed Consolidated Financial Statements
                     (unaudited)                                                     9

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                               CONDITION AND RESULTS OF OPERATIONS                  17

PART II.          OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                                 23

         ITEM 2.  CHANGES IN SECURITIES                                             24

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   24

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               24

         ITEM 5.  OTHER INFORMATION                                                 24

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  24


PART III.         SIGNATURES                                                        25

                          PART I-FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            CROWN ENERGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  September 30,
                                                                       1999         December 31,
                                                                   [unaudited]          1998
                                                                  --------------    ------------
CURRENT ASSETS:
     Cash and cash equivalents                                    $  1,631,016      $  3,735,632
     Accounts receivable, net of allowance for uncollectible
        accounts of $100,475 at September 30, 1999
        and December 31, 1998                                        9,969,186         2,823,778
     Inventory                                                       5,804,275         4,445,819
     Prepaid and other current assets                                  597,724            39,371
                                                                  ------------      ------------

          Total Current Assets                                      18,002,201        11,044,600
PROPERTY, PLANT AND EQUIPMENT, Net                                   8,834,795         3,013,792

INVESTMENT IN AND ADVANCES
     TO AN EQUITY AFFILIATE                                          7,500,534         4,551,441

GOODWILL, Net                                                        3,884,837         4,040,231

OTHER INTANGIBLE ASSETS, Net                                           187,500           225,000
OTHER ASSETS                                                           768,465           696,200
                                                                  ------------      ------------
TOTAL                                                             $ 39,178,332      $ 23,571,264
                                                                  ============      ============

      The accompanying notes are an integral part of these consolidated financial statements.

                            CROWN ENERGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  September 30,
                                                                       1999         December 31,
                                                                   [unaudited]          1998
                                                                  --------------    ------------
CURRENT LIABILITIES
     Accounts payable                                             $  4,846,207      $  1,857,407
     Preferred stock dividends payable                                 300,000           467,433
     Accrued expenses                                                1,584,564           180,116
     Long-term debt - estimated current portion                        210,228         1,000,000
     Line-of-credit to related party                                14,935,221         8,935,221
                                                                  ------------      ------------
     Total current liabilities                                      21,876,220        12,440,177
                                                                  ------------      ------------

MINORITY INTEREST IN CONSOLIDATED
     JOINT VENTURES                                                  1,432,439         1,255,477

CAPITALIZATION:
     Long-term debt                                                 11,312,302         4,325,723
     Redeemable preferred stock                                      4,825,472         4,783,019
     Common stockholders' equity                                      (268,101)          766,868
                                                                  ------------      ------------
          Total capitalization                                      15,869,673         9,875,610
                                                                  ------------      ------------
TOTAL                                                             $ 39,178,332      $ 23,571,264
                                                                  ============      ============

      The accompanying notes are an integral part of these consolidated financial statements.

                            CROWN ENERGY CORPORATION

                                   [UNAUDITED]

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                    For the Three Months Ended
                                                                          September 30,
                                                                   ------------------------------
                                                                       1999              1998
                                                                   -----------       -----------
SALES                                                              $15,848,550       $15,734,718

EXPENSES:
  Cost of goods sold                                                12,536,520        11,299,005
  Operating expenses                                                 1,573,455         2,178,830
  General and administrative                                           603,515           438,184
  Depreciation, depletion and amortization                             154,433           133,332
                                                                   -----------       -----------
TOTAL                                                               14,867,923        14,049,351
                                                                   -----------       -----------

INCOME FROM OPERATIONS                                                 980,627         1,685,367

OTHER INCOME (EXPENSES):
   Interest and other income                                           103,826            97,254
   Interest and other expense                                         (641,994)         (475,031)
   Equity in losses of unconsolidated equity affiliate                 (70,208)                0
                                                                   -----------       -----------

        Total other (expense) net                                     (608,376)         (377,777)

INCOME BEFORE INCOME TAXES
   AND MINORITY INTERESTS                                              372,251         1,307,590
                                                                   -----------       -----------

DEFERRED INCOME TAX BENEFIT                                                  0                 0

MINORITY INTEREST IN (EARNINGS) OF
   CONSOLIDATED JOINT VENTURE                                         (361,727)         (690,884)
                                                                   -----------       -----------

NET INCOME                                                             $10,524          $616,706
                                                                   -----------       -----------

NET INCOME (LOSS) PER COMMON SHARE-

   Basic                                                                ($0.01)            $0.04
                                                                   ===========       ===========
   Diluted                                                              ($0.01)            $0.03
                                                                   ===========       ===========


      The accompanying notes are an integral part of these consolidated financial statements.

                            CROWN ENERGY CORPORATION

                                   [UNAUDITED]

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                     For the Nine Months Ended
                                                                           September 30,
                                                                   ------------------------------
                                                                       1999              1998
                                                                   -----------       -----------
SALES                                                              $30,725,129       $15,921,645

EXPENSES:
  Cost of goods sold                                                23,156,140        11,424,955
  Operating expenses                                                 4,722,713         2,179,646
  General and administrative                                         1,833,657           756,410
  Depreciation, depletion and amortization                             494,438           133,332
                                                                   -----------       -----------
TOTAL                                                               30,206,948        14,494,343
                                                                   -----------       -----------

INCOME FROM OPERATIONS                                                 518,181         1,427,302

OTHER INCOME (EXPENSES):
   Interest and other income                                           329,962           217,440
   Interest and other expense                                       (1,554,847)         (475,535)
   Equity in losses of unconsolidated equity affiliate                (496,481)                0
                                                                   -----------       -----------

        Total other (expense) net                                   (1,721,366)         (258,095)

INCOME (LOSS) BEFORE INCOME TAXES
   AND MINORITY INTEREST                                            (1,203,185)        1,169,207
                                                                   -----------       -----------

DEFERRED INCOME TAX BENEFIT                                                  0                 0

MINORITY INTEREST IN (EARNINGS) LOSSES OF
   CONSOLIDATED JOINT VENTURE                                           43,236          (697,935)
                                                                   -----------       -----------

NET INCOME (LOSS)                                                  ($1,159,949)         $471,272
                                                                   -----------       -----------

NET INCOME (LOSS) PER COMMON SHARE-

   Basic                                                                ($0.11)            $0.01
                                                                   ===========       ===========
   Diluted                                                              ($0.11)            $0.01
                                                                   ===========       ===========

      The accompanying notes are an integral part of these consolidated financial statements.

                            CROWN ENERGY CORPORATION

                                   [UNAUDITED]

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                     For the Nine Months Ended
                                                                           September 30,
                                                                   ------------------------------
                                                                       1999              1998
                                                                   -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                       ($1,159,949)         $471,271
                                                                   -----------       -----------
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Amortization, depreciation and depletion                         494,438           133,332
      Equity in losses of unconsolidated affiliate                     496,481                 0
      Minority interest                                                (43,236)          697,935
      Change in assets and liabilities:
        Accounts receivable                                         (7,145,408)       (6,484,287)
        Inventory                                                   (1,358,456)        2,045,972
        Other assets                                                  (630,640)         (392,023)
        Accounts payable                                             2,988,900         1,963,728
        Accrued expenses                                             1,404,448           789,494
                                                                   -----------       -----------
          Total adjustments                                         (3,793,473)       (1,245,848)
                                                                   -----------       -----------
          Net Cash Used in Operating Activities                     (4,953,422)         (774,577)
                                                                   -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in and advances to Crown Asphalt Ridge, LLC            (3,491,057)       (1,326,055)
  Acquisition of Asphalt Terminals                                  (3,856,390)                0
  Purchase of net asphalt distribution assets                                0       (16,061,243)
  Purchase of property and equipment                                (2,220,653)       (1,031,361)
                                                                   -----------       -----------
          Net Cash Used by
          Investing Activities                                      (9,568,100)      (18,418,659)
                                                                   -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in line of credit from related party                    6,000,000         7,141,930
  Proceeds from preferential loan from related party                         0         6,000,000
  Sale of equity interest in subsidiary to a minority shareholder      220,199         1,500,000
  Net changes in long-term debt                                      6,196,707         1,019,928
                                                                   -----------       -----------
          Net Cash Provided by Financing Activities                $12,416,906       $15,661,858
                                                                   -----------       -----------


      The accompanying notes are an integral part of these consolidated financial statements.

                            CROWN ENERGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   [CONTINUED]

                                                                      For the Nine Months Ended
                                                                            September 30,
                                                                       1999              1998
                                                                   -----------       -----------
         Net (Decrease) in Cash:                                   ($2,104,616)        ($406,731)
                                                                   ===========       ===========
Cash at Beginning of Period                                         $3,735,632        $3,100,765
                                                                   ===========       ===========
Cash at End of Period                                               $1,631,016        $2,694,034
                                                                   ===========       ===========
Supplemental Disclosure of Cash Flow Information
       Cash paid during the period:
           Interest                                                   $158,671           $52,670
                                                                   ===========       ===========
           Income taxes                                                     --                --
                                                                   ===========       ===========

Supplemental Schedule of Non-cash Investing and Financing Activities:

       For the period ended September 30, 1999:

          On January 27, 1999, the Company issued 317,069 shares of common stock to its preferred stockholders as payment in full for preferred stock dividends payable totaling $467,433.


       For the period ended September 30, 1998:

           None




      The accompanying notes are an integral part of these consolidated financial statements.

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in stockholders' equity and cash flows at September 30, 1999 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 Annual Report on Form 10-K. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the operating results for the full year.

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

     INCOME TAXES - The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences in the basis of assets and liabilities as reported for financial statement and income tax purposes. As of September 30, 1999, all net deferred tax assets were offset by a valuation allowance.

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

     LONG-LIVED ASSETS - The Company evaluates the carrying value of long-term assets including intangibles based on current and anticipated undiscounted cash flows and recognizes impairment when such cash flows will be less than the carrying values. Measurement of the amount of impairments, if any, is based upon the difference between carrying value and fair value. There were no impairments as of September 30, 1999 and December 31, 1998.

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

     SEGMENT REPORTING - In 1998, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which redefined how business enterprises report information about operating segments in annual financial statements. The statement also establishes standards for related disclosures about products and services, geographical areas, and major customers. During 1998 and 1999, the Company operated primarily in the production and distribution of asphalt. The Company's operations and sales are dispersed throughout Utah, Arizona, California, Nevada and Colorado and could be adversely affected by economic downturns in these states and by federal or state funding policies related to road construction or improvements.

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

NOTE 2 - FORMATION OF JOINT VENTURE

     On August 1, 1997, Crown's wholly-owned subsidiary, CAC entered into a joint venture with MCNIC. The joint venture operates through Crown Ridge and will be devoted to extracting commercially marketable products from Crown Ridge's oil sand reserves (the "Reserves") located at Asphalt Ridge in eastern Utah.

     MCNIC and CAC hold sharing ratios of 75% and 25%, respectively, in profits, losses and obligations of Crown Ridge. The forgoing ratios will be adjusted to provide each party with a 50% sharing ratio upon the achievement of certain payouts to MCNIC. CAC's required capital contribution to Crown Ridge consists of (i) CAC's rights under certain equipment leases with a fair market value of up to $3.5 million to be obtained by CAC; (ii) the Sublicense of Crown's proprietary oil sands refining technology from Park Guymon Enterprises, Inc.; (iii) the capital reserves (which were valued at the time of the formation of Crown Ridge at $500,000) and (iv) cash, if any, needed to bring CAC's

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS


     capital contributions up to 25% of the capital required to construct the initial oil sands refining plant. After giving effect to the value of the items described above, MCNIC, in turn, has been funding 75% of the cash required to construct the initial plant contemplated by Crown Ridge LLC's Operating Agreement. (See Note 11 - Note with Related Party)

NOTE 3 - ACQUISITION OF ASSETS

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

     ACQUISITION OF LAUREL AND WILLISTON ASPHALT TERMINALS - On April 17, 1999, the Company acquired the fixed assets, the associated inventory, and certain contractual agreements of Asphalt Supply & Services, Inc. and Inoco, Inc. (collectively, the Seller) for $4,000,0000, consisting of $750,000 in cash and 2,500,000 shares of unregistered common stock valued at $1.30 per share. In the event that the bid price of the common stock is less than $1.10 for 120 consecutive trading days at any time between April 17, 1999 and December 31, 2000, the Seller has the right to require the Company to repurchase all shares issued for $1.10 per share. The Company has the right to repurchase up to 2,000,000 of the shares of common stock from the Seller, at any time, for $2.05. Per the agreement, the Seller may only sell up to 500,000 shares of the Company's common stock per calendar quarter. The acquisition has been accounted for as a purchase. Certain conditions precedent were required to be satisfied by the seller for final funding to be completed. As of November 12, 1999 such conditions have not been completed by the Seller and the Company fully intends to seek damages for the breach of the asset purchase agreement.

     ACQUISITION OF RAWLINS ASPHALT TERMINAL - On May 12, 1999, the Company acquired the Rawlins Asphalt Terminal and inventory for $2,291,571 from S&L Industrial (S&L). The purchase price consists of the Company assuming S&L's debt of approximately $1,800,000, entering into a note payable to S&L for $225,000, and a cash payment of $266,571. There were no significant operations for the first four months of the year.

     The Company has been notified by MCNIC that it will participate in the Rawlins, Williston and Laurel acquisitions and will fund one-half of all costs.

NOTE 4 - PROCESSING AGREEMENT TERMINATION

     The Company, through its subsidiary, Crown Distribution had a Processing Agreement with Santa Maria Refining Company (SMRC) and SABA Petroleum whereby Crown Distribution purchased from third party producers crude oil which was then processed at the Santa Maria Refinery. The slate of products produced, primarily asphalt, was then sold by Crown Distribution. The Processing Agreement was acquired through the Petro Source asset acquisition. Revenues resulting from the

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS


     Processing Agreement were approximately $10.7 million in 1999. SMRC extended the agreement, which expired on December 31, 1998, to April 30, 1999. As anticipated, the Processing Agreement was not extended subsequent to April 30, 1999. The Company has offset this loss of revenue with revenue from its recent acquisition and revenue growth from its other facilities. Following the termination of the Processing Agreement, SMRC and the Company agreed upon terms under which the Company would continue to purchase asphalt from the facility until October 31, 1999, and SMRC would continue to process crude products delivered to it by the Company. Although a written settlement agreement was not executed, the Company intends to enforce the settlement terms previously reached by the parties.

NOTE 5 - WORKING CAPITAL LINE OF CREDIT

     MCNIC elected to extend a working capital revolving line of credit to Crown Distribution in lieu of the Company completing a line with an outside financial institution. As of September 30, 1999, this line had a balance of approximately $14,935,221 and accrues interest at 8%. Through the period ended September 30, 1999, $859,482 in interest had been accrued. This line is repaid solely out of the cash flow from Crown Distribution.

NOTE 6 - LONG TERM DEBT

     Long-term debt consists of the following at September 30, 1999:

     Debt with Hancock-Geisler R.I.C., interest at 9%, with monthly principal       $ 1,179,938
     and interest payments of $20,627 for 82 months

     Debt with Community First National Bank, interest at prime plus 1%, with monthly payments of $13,600 through May 12, 2001 with additional principal payments due in 2000 and 2001 of $60,000 and $66,000, respectively, based on cash flow from Capco only. Balance as of May 12,
     2001 to be amortized over 13 years.                                            $ 1,800,000

     Debt with S&L Industrial, interest at LIBOR with annual payments equal to the greater of 25% of the Rawlins Terminal cash flow after debt service or principal and interest payments annualized over 10 years. Such amount could be reduced should certain representations of S&L not be
     satisfied.                                                                     $  225,000

     Preferential debt with MCNIC, interest at 15%, with annual principal and itnerest installments equal to 50% of the net cash flows (as defined) of
     Crown Distribution. This debt is secured by all of the assets of Crown
     Distribution and is repayable solely from Crown Distribution's cash flow
     and is non-recourse to the Company.                                            $ 5,325,723

     Debt with MCNIC, interest at prime plus 1%, with monthly payments of
     $20,757 through July 20, 2001 with additional principal payments due in
     2000 and 2001 based on the Company's cash flow. Balances as of July 20,
     2001 to be amortized over 13 years.                                            $ 2,991,869

     Less estimated current portion                                                   ($210,228)
                                                                                    -----------
     Long-term portion                                                              $11,312,302
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

NOTE 8 - COMMON STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK

     At September 30, 1999 and December 31, 1998, common stockholders' equity and redeemable preferred stock consists of the following:

                                                                                       1999            1998
Redeemable preferred stock - $.005 par value; 1,000,000 shares authorized;
  $10.00 stated value; 500,000 Series A cumulative convertible shares issued and outstanding; original estimated fair value of $4,716,981, accretion of $42,453 and $56,604 for the periods ended September 30, 1999 and December 31, 1998,
  respectively, toward the stated value of $5,000,000                                $4,825,472      $4,783,019
                                                                                    ===========     ===========

Common stockholders' equity:
  Common stock, $.02 par value; 50,000,000 shares
    authorized; 13,285,581 and 12,968,512 shares issued and
    outstanding at September 30, 1999 and December 31, 1998, respectively              $265,711        $259,370
  Additional paid-in capital                                                          5,905,979       5,787,340
  Stock warrants outstanding; 683,750 at
    September 30, 1999 and December 31, 1998, respectively                              243,574         243,574
  Common stock subscription receivable from officers                                   (549,166)       (549,166)
  Retained deficit                                                                   (6,134,199)     (4,974,250)
                                                                                    -----------     -----------

Total                                                                                 $(268,101)       $766,868
                                                                                    ===========     ===========

NOTE 9 - CAPITAL TRANSACTIONS

     PREFERRED STOCK - The Company is authorized to issue 1,000,000 preferred shares, par value $.005 per share. On November 4, 1997, the Company completed the sale of 500,000 shares of its Series A Cumulative Convertible Preferred Stock ("Series A Preferred") pursuant to a stock purchase agreement dated September 25, 1997 for an aggregate sales price of $5,000,000. Each share of Series

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS


     A Preferred is convertible at the option of its holder, at any time, into
     8.57 shares of common stock of the Company. At the date of the issuance of the preferred stock, the embedded conversion price was $1.17 and the estimated fair value of the common stock was $1.03. Dividends accrue on the outstanding Series A Preferred at the rate of 8% per annum and may be declared by the Company and if declared, paid through cash or common shares of the Company at the option of the holder. Subject to the holder's right to convert the Series A Preferred, the Company may redeem the Series A Preferred at any time from the date on which it is issued at a percentage of the Series A Preferred's stated value of $10 per share; 130% of stated value if redemption occurs within thirty-six months of the date of issuance, 115% of stated value if redemption occurs between thirty-six and forty-eight months after the date of issuance, 110% of stated value if redemption occurs between forty-eight and sixty months after the date of issuance, and 100% if redemption occurs thereafter. The holder of the Series A Preferred may also require the Company to redeem the Series A Preferred after the eighth anniversary of the Series A Preferred's issuance. The holders of the Series A Preferred shall have the right, but shall not be obligated, to appoint 20% ofthe Company's Board of Directors. The Company may not alter the rights and preferences of the Series A Preferred, authorize any security having liquidation preference, redemption, voting or dividend rights senior to the Series A Preferred, increase the number of Series A Preferred, reclassify its securities or enter into specified extraordinary events without obtaining written consent or an affirmative vote of at least 75% of the holders of the outstanding shares of the Series A Preferred stock. All voting rights of the Series A Preferred expire upon the issuance by the Company of its notice to redeem such shares. The shares of common stock issuable upon conversion of the Series A Preferred are subject to adjustment upon the issuance of additional shares of the Company's common stock resulting from stock splits, share dividends, and other similar events as well as upon the issuance of additional shares or options which are issued in connection with the Company's equity investment or as compensation to any employee, director, consultant, or other service provider of the Company or any subsidiary, other than options to acquire up to 5% of the Company's common stock at or less than fair market value. This anti-dilution provision only applies upon the issuance of additional equity in connection with the Company's interest in Crown Asphalt Ridge, LLC or equity issued to any employee, director, consultant or other service provider outside of the Company's Long Term Incentive Plan.

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

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS


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


NOTE 10 - INCOME (LOSS) PER SHARE

     The following table is a reconciliation of the net income (loss) numerator of basic and diluted net loss per common share for the three month and nine month periods ended September 30, 1999 and 1998:

NINE MONTHS ENDED SEPTEMBER 30,

                                                   1999                           1998
                                     -----------------------------     --------------------------
                                                           LOSS                           LOSS
                                          LOSS           PER SHARE        INCOME        PER SHARE
Net Income (Loss)                     $(1,159,949)                     $    471,272

Redeemable preferred
  stock dividends                        (300,000)                         (300,000)
                                     ------------                      ------------
Net Income (Loss) attributable to
  common stockholders                 $(1,459,949)        $  (0.11)        $171,272      $   0.01
                                     ============         ========     ============      ========
Weighted average common
  shares outstanding -
  basic                                13,253,874                        12,752,189
                                     ============                      ============

THREE MONTHS ENDED SEPTEMBER 30,

                                                   1999                           1998
                                     -----------------------------     --------------------------
                                                           Loss                           Loss
                                         Income          Per Share        Income        Per Share
Net Income                           $     10,524                      $    616,706

Redeemable preferred
  stock dividends                        (100,000)                         (100,000)
                                     ------------                      ------------

Net loss attributable to
  common stockholders                   $ (89,476)        $  (0.01)    $    516,706      $   0.04
                                     ============         ========     ============      ========

Weighted average common
  shares outstanding -
  basic                                13,285,581                        12,668,513
                                     ============                      ============

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS


     The Company had at September 30, 1999 and December 31, 1998, incremental options and warrants to purchase, computed under the treasury stock method, 668,256 shares of common stock that were not included in the computation of diluted earnings per share for the nine months ended September 30, 1999 because their effect was anti-dilutive. The Company also has preferred stock outstanding at September 30, 1999 and December 31, 1998, which is convertible into approximately 4,300,000 shares of common stock, that was not included in the computation of diluted earnings per share for the nine months ended September 30, 1999 as its effect was anti-dilutive. Accordingly, diluted earnings per share does not differ from basic earnings for the nine months ended September 30, 1999.


NOTE 11 - NOTE WITH RELATED PARTY

     Pursuant to the Crown Ridge Operating Agreement with MCNIC, the Company is required to contribute to the joint venture its rights under certain mining equipment leases with a fair market value of up to $3.5 million once the Asphalt Ridge Project's mining equipment requirements are conclusively determined. Due to the delays at Asphalt Ridge, the Company and MCNIC have agreed to share the mining equipment costs and the costs of any mine equipment leases in accordance with their respective sharing ratios once such equipment requirements are determined. In order to bring the partners current capital account sharing ratios of 75% and 25% in balance and to eliminate the requirement of the Company to provide mining equipment, on July 20, 1999, the Company executed a promissory note in the amount of $2,991,869 with MCNIC Pipeline and Processing Company. Such note is interest only for two years and bears interest at prime plus 1% and is adjusted monthly with payments of $20,757.14 per month. Additional payments may be required based on the Company's cash flow. On July 20, 2001, the remaining balance will be amortized over 13 years.

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

     Forward-looking statements are subject to known and unknown risks, uncertainties and other factors, including but not limited to changes in economic conditions generally or with respect to the Company's asphalt products market in particular, new or increased governmental regulation, changes in federal or state funding policies relating to road construction and improvements, increased competition, shortages in labor or materials, delays or other difficulties in shipping or transporting the Company's products, technical or operational difficulties at the facility of Crown Ridge, difficulties in integrating the Company's recent joint venture and acquisition related businesses and other similar risks inherent in the Company's operations or in business operations generally. Any such risks or uncertainties, either alone or in combination with other factors, may cause the actual results, performance or achievements of the Company to differ materially from its anticipated future results, performance or achievements (which may be expressed or implied by such forward looking statements). Consequently, the following management's discussion and analysis, including all forward-looking statements contained therein, is qualified and limited by the foregoing cautionary factors. Interested persons are advised to consider all forward-looking statements within the context of such cautionary factors.

     LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999, the Company had cash and other current assets of $18,002,201 as compared to cash and other current assets of $11,044,600 at December 31, 1998. The increase of $6,957,601 was primarily due to the increase in accounts receivable which accumulate during the asphalt season, typically during the months from April through October. The Company's operations require a working capital line for inventory purchases and other operating expenses. MCNIC, the minority interest owner, has provided Crown Distribution with such line at an interest rate of 8%. At September 30, 1999, the line had a principal balance of $14,935,221.

     The Company also owed MCNIC an additional $5,325,723 at September 30, 1999 with respect to the Preferential Capital Contribution which funded Crown Distribution's acquisition of the assets of Petro Source Asphalt Company. The Preferential Capital Contribution yields a 15% rate of return and is payable solely from 50% of the cash flow from Crown Distribution's operations.

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

     Under the Company's contractual relationships with MCNIC, MCNIC has certain rights to participate in additional business opportunities, including the Rawlins asphalt terminal transaction. MCNIC has indicated that it intends to participate in the foregoing business opportunities. Assuming that MCNIC's participation in the business opportunities is consummated, MCNIC would be required to fund its proportionate share of the capital expenditures.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (CONTINUED)


     The Company is required to fund 25% of Crown Ridge's capital costs, start-up costs and operating expenses. As of September 30, 1999, the Company has made cash contributions of approximately $5,541,114. A portion of these cash contributions were made using the proceeds of a loan from MCNIC in the amount of $2,991,869, dated July 20, 1999. Crown Ridge has experienced mechanical and process difficulties with its facility at Asphalt Ridge. The Company believes these difficulties can be resolved and is currently engineering such a solution, following which the Company will evaluate its technical and economic feasibility. The Company believes additional capital contributions will be required for the Crown Ridge Project to become operational and there can be no assurance that the Company can obtain its share of such funds on acceptable terms. The Company is projecting a loss for Crown Distribution for the year ended December 31, 1999. Should such losses continue, should the delays or technical difficulties at Asphalt Ridge continue, or should the facility be unable to operate economically, the Company believes this would significantly impact the Company's operations and financial condition and may affect its ability to continue as a going concern.

     RESULTS OF OPERATIONS

     FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

     Total revenue increased from $15,734,718 for the three month period ended September 30, 1998 to $15,848,550 for the same period in 1999, an increase of $113,832. The increase was due to increases at all of the Company's asphalt distribution facilities and the acquisition of the Rawlins asphalt distribution terminal. These facilities accounted for an increase of approximately $5.4 million in revenue. This increase was partially offset by a decrease of approximately $5.2 million in revenue recorded in 1998 from the processing agreement with the Santa Maria Refinery that expired April 30, 1999. The Company is presently engaged in litigation with the owners of the Santa Maria Refinery (See Part II - Item 2 - Legal Proceedings).

     Cost of sales increased from $11,299,005 (72% of sales) for the three month period ended September 30, 1998 to $12,536,520 (79% of sales) for the same period in 1999, an increase of $1,237,515 (11%). This increase was due to higher asphalt product costs resulting from the increase in the price of oil.

     Operating expenses decreased from $2,178,830 for the three month period ended September 30, 1998 to $1,573,455 for the same period in 1999, a decrease of $605,375 (28%). This decrease was due to operating costs of approximately $1.2 million recorded in 1998 from the processing agreement with the Santa Maria Refinery that expired April 30, 1999. This decrease was partially offset by operating expense increases at the Company's asphalt distribution facilities and from the newly acquired Rawlins asphalt distribution terminal.

     General and administrative expenses increased from $438,184 for the three month period ended September 30, 1998 to $603,515 for the same period in 1999, an increase of $165,331 (38%). This change was due to an increase in the Company's overhead related to its growth in its asphalt distribution business.

     Interest and other income/expenses decreased from net other expenses of $377,777 for the three month period ended September 30, 1998 to net other expenses of $608,376 for the same period ended September 30, 1999, a decrease of $266,452. The 1999 total is comprised of interest costs related to the Company's working capital line, preferential loan and other debt for its asphalt distribution business of $641,994 and losses of $70,208 related to equity in the losses of Crown Ridge. These amounts were partially offset by interest and other income of $103,826.

     Minority interest of $361,727 represents MCNIC's approximate 49% interest in Crown Distribution and Foreland's approximate 33% interest in CAT, LLC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (CONTINUED)



     FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

     Total revenue increased from $15,921,645 for the nine month period ended September 30, 1998 to $30,725,129 for the same period in 1999, an increase of $14,803,484. This increase was due to the Company recording nine months of revenue from its asphalt distribution operations in 1999 as opposed to only three months in 1998. The Company acquired its asphalt distribution operations in July, 1998. Revenues of $10.7 million and $10.4 million, respectively, were included in the nine month period ended September 30, 1998 and 1999 from the processing agreement with the Santa Maria Refinery that expired April 30, 1999. The Company is presently engaged in litigation with the owners of the Santa Maria Refinery (See Part II - Item 2 - Legal Proceedings).

     Cost of sales increased from $11,424,955 (72% of sales) for the nine month period ended September 30, 1998 to $23,156,140 (75% of sales) for the same period in 1999, an increase of $11,731,185. This increase was due to the Company recording nine months of cost of sales from its asphalt distribution operations in 1999 as opposed to only three months in 1998. The Company acquired its asphalt distribution operations in July, 1998.

     Operating expenses increased from $2,179,646 for the nine month period ended September 30, 1998 to $4,722,713 for the same period in 1999, an increase of $2,543,067. This increase was due to the Company recording nine months of operating expenses from its asphalt distribution operations in 1999 as opposed to only three months in 1998. The Company acquired its asphalt distribution operations in July, 1998.

     General and administrative expenses increased from $756,410 for the nine month period ended September 30, 1998 to $1,833,658 for the same period in 1999, an increase of $1,077,248. This increase was due to the Company recording nine months of general and administrative expenses from its asphalt distribution operations in 1999 as opposed to only three months in 1998. The Company acquired its asphalt distribution operations in July, 1998.

     Interest and other income/expenses decreased from net other expenses of $258,095 for the nine month period ended September 30, 1998 to net other expenses of $1,721,366 for the same period in 1999, a decrease of $1,463,271. The 1999 total was comprised of interest costs related to the Company's working capital line, preferential loan and other debt for its asphalt distribution business of $1,554,847 and losses of $496,481 related to equity in the losses of Crown Ridge. These amounts were partially offset by interest and other income of $329,962.

     Minority interest of $43,236 represents MCNIC's approximate 49% interest in Crown Distribution and Foreland's approximate 33% interest in CAT, LLC.

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

     The Facility constructed by Crown Ridge incorporates state of the art technology and the Company believes that its IT and non-IT systems are Year 2000 compliant. However, the sophisticated nature of this Facility and the fact that it is experiencing mechanical and process difficulties requires that the Company continue to assess its Year 2000 readiness.

     The Company is also assessing its non-IT systems containing embedded electronic circuits. The Company has identified the operations of Crown Ridge, Crown Distribution and CAT LLC, the Company's joint venture operating companies, as having the most non-IT Year 2000 operational risks since the Company's revenues and income are or will be derived primarily from these operations. As of November 12, 1999, the Company has not identified any material non-IT systems that are not Year 2000 compliant, although the Company's assessment efforts are ongoing.

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

     The potential costs, if any, to remediate direct or indirect Year 2000 problems the Company may have or identify has not been determined, nor can such costs, if any, be accurately predicted or determined given the ongoing nature of the Company's assessment efforts. At present, the Company has spent approximately $125,000 upgrading its IT systems and has spent roughly $10,000 to assess or remediate non-IT issues (excluding salaries of Company personnel). The Company currently expects that the total cost of these programs, including both incremental spending and redeployed resources, will not be in excess of $150,000. The total cost estimate is based on the current assessment of the projects and is subject to change as the projects progress.

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

                          PART II. - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     On May 21, 1998, Road Runner Oil, Inc. ("Road Runner") and Gavilan Petroleum, Inc. ("Gavilan") filed an action in the Third Judicial District Court, Salt Lake County, State of Utah, as Civil Number 98-0905064 against the Company and its President. The action relates to the purchase by Road Runner of 100% of the stock of Gavilan in 1997, and generally seeks to (i) obtain corporate records of Gavilan in the Company's possession relating to the amount of oil and gas royalties potentially owed to third parties prior to the aforementioned stock sale, and (ii) to determine the amount of royalties owed. The action further alleges, on behalf of Gavilan, claims of breach of fiduciary duty, professional negligence and mismanagement against the Company's President for alleged mismanagement of Gavilan's affairs. The Plaintiffs seek injunctive relief requiring the tendering by the Company of the referenced records and such damages as may be proven at trial. The Company believes that the Plaintiff's claims are groundless and that it is entitled to payment of the $75,000 still owed by Road Runner as part of the purchase price for Gavilan. In addition, since the action was filed, the Company has tendered substantial quantities of corporate records to the Plaintiffs for their review. On June 17, 1998, an order was entered granting an open extension to the Company of its obligation to file an answer to the above-described Complaint so that the parties may informally pursue a settlement, if any, of the matter. The Company is aware that the new principals of Gavilan have experienced extensive legal difficulties and the law firm which previously represented Gavilan has withdrawn as counsel in this matter. Gavilan has taken no action to prosecute this matter for many months, and the Company has not been notified that Gavilan has engaged new legal counsel. Accordingly, the Company expects, although there can be no assurance, that Gavilan will fail or refuse to prosecute this matter further. The Company is not certain as to whether or not the outstanding balance under the promissory note is collectible by the Company.

     On February 10, 1999, CEntry Constructors and Engineers, L.L.C. (CEntry) filed a demand for arbitration with the American Arbitration Association for claims arising out of the November 5, 1997 Engineering, Construction and Procurement Agreement between Crown Ridge and CEntry (the "Contract") for the design and construction of Crown Ridge's facility near Vernal, Utah. CEntry seeks damages in excess of $1.0 million for amounts allegedly due to CEntry under the Contract, including a retention or liquidated damages amount of $803,660, as well as amounts for modifications to the Contract allegedly made by Crown Ridge. Crown Ridge has denied the claims and filed its own counterclaims against CEntry. Crown Ridge asserts, among other things, that Crown Ridge is entitled to the retention amount based upon certain breaches of the Contract by CEntry and that Crown Ridge is entitled to liquidated damages for CEntry's failure to meet a mechanical completion deadline specified in the Contract. An arbitration panel has been selected and a date for the arbitration hearing is being scheduled. Due to the uncertainties inherent in any litigation or arbitration proceeding, there can be no assurance that Crown Ridge will or will not prevail or that significant damages will not be awarded against Crown Ridge.

     On July 14, 1999, Crown Distribution and Capco filed an action in the United States District Court for the Central District of California, Southern Division, against Santa Maria Refining Company ("SMRC"), SABA Petroleum Company ("SABA") and Greka Energy Corporation ("Greka"). The claims include causes of action for breach of contract, breach of the covenant of good faith and fair dealing, conversion, fraud, claim and delivery, unjust enrichment and constructive trust, unfair competition, declaratory relief and specific performance. These claims arise out of SMRC's termination of the Processing Agreement and subsequent refusal to deliver asphalt to Crown Distribution. Crown Distribution and Capco also made an application to the U.S. District Court for a writ of possession or temporary restraining order, requesting that SMRC continue providing asphalt to Crown Distribution, in order that Crown Distribution could satisfy certain of its contractual commitments. After a hearing on July 16, 1999, Crown Distribution's and Capco's request for the entry of a temporary restraining order was granted. However, on July 30, 1999, after a hearing on Crown Distribution's and Capco's request for a preliminary injunction, the temporary restraining order was dissolved. As a result, SMRC refused to deliver any more asphalt to Crown Distribution. It is anticipated that the damages caused by SMRC's actions could be substantial. Although Crown Distribution will attempt to recoup those damages from SMRC, SABA and Greka, due to the uncertainties inherent in any litigation proceeding, there can be no assurance that Crown Distribution or Capco will ultimately prevail.

     On July 28, 1999, Robert Ryan Zimmerman, d/b/a Asphalt Supply & Service, Inc., Robert A. Zimmerman, d/b/a Inoco, Inc., and Connie R. Zimmerman, d/b/a Interstate Asphalt Company, (collectively, the "Zimmermans") filed an application for preliminary injunction, temporary restraining order, and declaratory judgment in the First Judicial District Court, Lewis & Clark County, State of Montana, against the Company, Capco and the Company's President. The action relates to Capco's purchase of the fixed assets, the associated inventory, and certain contractual agreements of Asphalt Supply & Service, Inc. and Inoco, Inc. (See Item 2 - - "Management's Discussion and Analysis"). The action generally seeks a declaration that the Zimmermans remain the owners and operators of the purchased asphalt terminals, as well as a preliminary injunction and temporary restraining order. Without hearing or opportunity for the Company or Capco to respond, on July 28, 1999, the First Judicial District Court, Lewis & Clark County, State of Montana, issued an order temporarily and preliminarily enjoining Capco and the Company from participating in the day-to-day decisions of the purchased asphalt terminals, from collecting any receivables for the terminal, and from selling, transferring, conveying, encumbering, or disturbing in any manner, the Zimmermans' assets. The Court refused to grant a declaratory judgement that the Zimmermans are the rightful owners of the purchased asphalt terminals, or that they have complete control and decision-making authority regarding the purchased terminals. On August 9, 1999, the First Judicial District Court issued an order transferring the action to the Thirteenth Judicial District Court, Yellowstone County (Billings), State of Montana. The Company and Capco intend to vigorously defend its position that the Zimmerman's breached the asset purchase agreement by failing to comply with certain terms and conditions, whereby the Company has been damaged.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Shareholders in Salt Lake City, Utah at 2:00 p.m. on Wednesday, October 27, 1999. At the Annual Meeting of Shareholders, James A Middleton, Jay Mealey, Alexander L. Searl and Richard
S. Rawdin were elected to the Board of Directors and Deloitte & Touch, L.L.P. was ratified and affirmed as the Company's independent auditors for the 1999 fiscal year.

     With respect to the election of directors, 10,771,017 votes were cast in favor of Mr. James A. Middleton, no votes were cast against, and 633,500 votes were withheld (of this number, all were abstentions and none were broker non-votes). On Mr. Mealey's election, 10,639,945 votes were cast in favor, no votes were cast against, and 764,385 votes were withheld (of this number, all were abstentions and none were broker non-votes). On Mr. Searl's election, 10,771,517 votes were cast in favor, no votes were cast against, and 632,813 votes were withheld (of this number, all were abstentions and none were broker non-votes). On Mr. Rawdin's election 10,768,517 votes were cast in favor, no votes were cast against, and 635,813 votes were withheld (of this number, all were abstentions and none were broker non-votes).

     With respect to the appointment of Deloitte & Touch, L.L.P. as the Company's independent auditors, there were 11,196,145 votes cast in favor, 172,756 votes cast against, and 35,429 votes withheld (of the votes withheld, all were abstentions and none were broker non-votes).

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                             PART III. - SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CROWN ENERGY CORPORATION
                                       -----------------------------------
                                       (Registrant)


Date: November 12, 1999            By: /s/ Jay Mealey
      -----------------                -----------------------------------
                                       Jay Mealey, Chief Executive Officer


Date: November 12, 1999            By: /s/ Alexander L. Searl
      -----------------                -----------------------------------
                                       Alexander L. Searl, Chief Operating
                                       and Financial Officer