Form 10-K405
period 1999-12-31
CROWN ENERGY CORP
filed 2000-04-04
CIK 876528

--------------------------------------------------------------------------------

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
                   For the fiscal year ended December 31, 1999
                                       or
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                YES [ X ] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of common stock, par value $0.02 per share, held by non-affiliates of the registrant on March 27, 2000 was $7,127,230 using the average bid and asked price for Registrant's common stock. As of March 27, 2000, registrant had 13,285,581 shares of its common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies for the Registrant's Fiscal 1999 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

     Transitional Small Business Disclosure Format (check one) YES [ ] NO [X]

                                     PART I.

STATEMENTS MADE OR INCORPORATED IN THIS ANNUAL REPORT INCLUDE A NUMBER OF FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FUTURE", AND WORDS OF SIMILAR IMPORT WHICH EXPRESS MANAGEMENT'S BELIEF, EXPECTATIONS OR INTENTIONS REGARDING THE COMPANY'S FUTURE PERFORMANCE OR FUTURE EVENTS OR TRENDS. RELIANCE SHOULD NOT BE PLACED ON FORWARD-LOOKING STATEMENTS BECAUSE THEY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, WHICH MAY CAUSE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO DIFFER MATERIALLY FROM ANTICIPATED FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. IN ADDITION, THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.


ITEM 1.  BUSINESS

GENERAL

     Crown Energy Corporation is a Utah corporation that specializes in the production and distribution of premium asphalt products to meet the new, higher quality standards for federal and state highways. The Company is based in Salt Lake City, Utah and operates primarily through two wholly owned subsidiaries, Crown Asphalt Corporation ("CAC") and Crown Asphalt Products Company ("Capco"), both of which are Utah corporations. CAC operates the asphalt production business through its minority interest in Crown Asphalt Ridge, L.L.C., a Utah limited liability company ("Crown Ridge"), and Capco operates the asphalt manufacturing and distribution business through its majority interest in Crown Asphalt Distribution, L.L.C., a Utah limited liability company ("Crown Distribution"). Crown Distribution owns a majority interest in Cowboy Asphalt Terminal, L.L.C., a Utah limited liability company.

     Crown Energy Corporation's consolidated financial statements and results of operations include the accounts and results of operations of CAC, Capco and Crown Distribution. Accordingly, references in this Annual Report to "Crown" or the "Company" include, unless otherwise noted, CAC, Capco and Crown Distribution.

     The Company was formed in 1981 as an oil and gas production company. The Company changed its business focus to concentrate on the production and distribution of premium asphalt products in 1995. The Company's results of operations for the preceding three fiscal years reflect this change in focus. In particular, for the years ended December 31, 1996 and 1997, the Company reported declining revenues from oil and gas sales of $224,855 and $86,781, respectively, as oil and gas operations were phased out. For the years ended December 31, 1998 and 1999, the Company reported revenues from the sale of asphalt products of approximately $24 million and $36 million respectively. See "Item 6 - Selected Financial Data." Most of the revenues for 1998 were recorded in the last half of 1998 as a result of Crown Distribution's asphalt product sales.

     In August 1997, the Company formed Crown Ridge with MCNIC Pipeline & Processing Company, a Michigan corporation ("MCNIC"), to construct, own and operate an asphalt oil sand production Facility at Asphalt Ridge, near Vernal, Utah (the "Facility") at the Company's Asphalt Ridge deposit in northeast Utah. MCNIC is a wholly-owned subsidiary of MCN Energy Group, Inc. ("MCN") (NYSE:MCN), a large diversified energy holding company. Information about MCN Energy Group is available on the World Wide Web at http://www.mcnenergy.com. To date, Crown Ridge has invested approximately $25 million in the Facility. During the start-up of the Facility mechanical and process difficulties were experienced that affected production economics. The Company conducted extensive research and engineering to develop a solution to these problems. This proposed solution is currently being tested in a pilot study at the Facility. If the pilot study indicates that the solution is technically and economically viable, certain modifications to the Facility will be required. If the decision is made to proceed with the required modifications, the Company does not anticipate completing the modifications sooner than the fall of 2000. The Company presently owns approximately a 25% equity interest in Crown Ridge and MCNIC holds the remaining approximately 75% equity interest. The Company has the right to acquire up to a 60% equity interest in Crown Ridge contingent, however, upon MCNIC's receipt of certain preferential returns and Crown Ridge's election to pursue certain expansion opportunities. See "Item 1. Business - Asphalt Production - Crown Asphalt Ridge, L.L.C." below.

     In August 1997, contemporaneous with the Company's Crown Ridge joint venture with MCNIC, the Company also completed the private sale of $5 million of the Company's $10 Series A Cumulative Convertible Preferred Stock (the "Series A Preferred") to Enron Capital & Trade Resources Corp. ("ECT"), a subsidiary of Enron Corp. ("Enron"), (NYSE:ENE). Enron is a large diversified energy company with assets of approximately $35 billion. Information about Enron is available on the World Wide Web at HTTP://ENRON.COM. Proceeds from the sale of stock to ECT have been used for working capital and to finance the Company's share of construction and start-up costs related to Crown Ridge, which includes the construction of the Facility. Certain rights, preferences and limitations relating to the Series A Preferred are detailed in "Item 5. Market Price for the Company's Common Equity and Related Stockholder Matters" below.

     In June 1998, the Company, through Capco, entered into a joint venture by forming Cowboy Asphalt Terminal, L.L.C., a Utah limited liability company ("CAT LLC"), with Foreland Asphalt Corporation, a Utah corporation engaged in the asphalt roofing products business ("Foreland"). CAT LLC was formed to acquire an asphalt terminal and its underlying real property located in North Salt Lake City. The asphalt terminal property of CAT LLC was apportioned and portions designated for the exclusive uses of either Capco or Foreland, each of which will retain all revenues and profits generated from their respective exclusive operations. Crown Distribution, through the exercise of an option on or about December 21, 1998, owns 66.67% of CAT LLC and the remaining 33.33% is owned by Foreland. CAT LLC is a majority owned and controlled subsidiary of Crown Distribution and the accounts and results of operations of CAT LLC will be included within the Company's consolidated financial statements and results of operations. See "Item 1. Business - Asphalt Distribution Cowboy Asphalt Terminal, L.L.C." below.

     On July 2, 1998, Crown Distribution was formed as a second joint venture between the Company (through its Capco subsidiary) and MCNIC. Crown Distribution is owned 50.01% by the Company and 49.99% by MCNIC. Crown Distribution was formed to acquire the inventory and assets of Petro Source Asphalt Company, a Texas corporation. By completing this acquisition, the Company acquired ownership or leasehold interests in certain asphalt manufacturing and distribution facilities located in Utah, Arizona, Colorado and Nevada. These facilities enable the Company to manufacture a broad range of performance asphalt products for sale to its customers in the western United States. See "Item 1. Business - Asphalt Distribution - Crown Asphalt Distribution, L.L.C." below.

     On May 12, 1999, the Company entered into an agreement to acquire an asphalt distribution terminal in Rawlins, Wyoming and the related asphalt inventory for $2,291,571 from S&L Industrial, a Wyoming corporation. The Rawlins, Wyoming asphalt terminal (the "Rawlins Asphalt Terminal") expands the Company's asphalt manufacturing and distribution operations in the Western United States. The Company (through its Capco subsidiary) and MCNIC have agreed to jointly own these assets in a new, separate joint venture, Crown Asphalt Distribution II, L.L.C., a Utah limited liability company controlled by the Company ("Crown Distribution II"). It is anticipated, once the Company and MCNIC satisfy their respective obligations regarding the funding of, and contributions to, the joint venture, that the Company will contribute the Rawlins Asphalt Terminal to Crown Distribution II and that Crown Distribution II will be owned 50.01% by the Company and 49.99% by MCNIC. However, as of the date of this Report, Crown Distribution II is a shell entity with no revenues, operations or assets. Thus, the Rawlins Asphalt Terminal continues to be owned by Capco, subject to MCNIC's rights to participate in the ownership of the asphalt terminal through Crown Distribution II.

     The Company's revenues during the year ended December 31, 1999 were generated primarily through Crown Distribution asphalt product operations. See "Item 1. Business - Asphalt Distribution - Crown Asphalt Distribution, L.L.C." below. The Company's control of Crown Distribution and the Rawlins Asphalt Terminal, through Capco, complement the Company's interest in Crown Ridge (more specifically, its anticipated asphalt production at the newly constructed Facility). The asphalt manufacturing and distribution capabilities of Crown Distribution and Capco offer vertical integration for the Company's operations - the Company can now produce, transport, store, process, blend, manufacture and sell finished asphalt products in its Western United States target market. These operations rely primarily upon the purchase of asphalt, additives, modifiers and other raw materials used to manufacture the finished asphalt products from third party suppliers. As Crown Ridge's extraction and processing operations at the Facility produce commercial quantities of asphalt products, management of the Company expects that all of such products will be marketed, distributed and sold through Capco's asphalt terminals, thereby displacing some of the raw materials purchased by Crown Distribution from third party suppliers for resale. As reflected elsewhere within this Report, however, no assurance can be given when, or if at all, commercially viable production at Crown Ridge's Facility will commence.

     As the Company increases its asphalt manufacturing, marketing and distribution activities at its asphalt terminals, the Company remains open to other asphalt related business opportunities and is actively seeking to acquire asphalt terminals which can complement the Company's existing capabilities. No assurance can be given at this time that such acquisitions will actually occur.

     More detailed information about the asphalt industry and the Company's asphalt production and distribution businesses is provided below.

THE ASPHALT INDUSTRY

     The United States asphalt market is estimated to be a 30 million-ton market that historically has been supplied by the large U.S. oil refiners. In recent years, management of the Company believes that the U.S. asphalt market has undergone significant changes. In particular, national and international demand for asphalt has increased. Further, recently established standards which require the use of higher quality asphalt for federal and state highways in the United States have increased the demand for higher quality asphalts. At the same time, recent reductions of heavy crude production have resulted in a decrease in asphalt supply. The Company believes that these changes are favorable to asphalt producers and suppliers such as the Company.

     Deterioration of the nation's infrastructure has drawn increasing public attention and concern, and the emphasis in the highway industry is shifting from construction of new roads and bridges to maintenance and replacement of aging facilities. As the U.S. government, state and federal agencies focus on decaying infrastructure and facilities, the need for better techniques and materials to build longer-lasting roads and to repair existing ones cost-effectively has developed. Congress authorized the Strategic Highway Research Program (SHRP) as a coordinated national effort to meet the tough challenges facing the highway industry. SHRP was a five year, $150 million research program funded through state-apportioned federal highway aid funds. Its research was tightly focused on the development of pragmatic products of immediate use to the highway agencies. Using a wide range of advanced materials characterization techniques that had not been applied to asphalt previously, SHRP determined how asphalt material properties affect pavement performance. The new performance graded (PG) specifications focus on the climate conditions of a given location and the specific temperature band in which the PG asphalt must work within. The recommendation for the improved PG asphalt binder specifications has been adopted by the Federal Highways Administration (FHWA) and many states. Full implementation of the new PG specifications by all states is expected by the end of 2000. The result of the more stringent SHRP performance grades in the western United States is that most asphalt used on state and federal projects will need to be modified with polymers or high performance asphalts, or both, to meet the required specifications.

     The Company manufactures a broad range of performance asphalt products meeting the SHRP specifications. Management believes the Facility will produce asphalt that meets the SHRP performance specifications and will augment the current slate of asphalt products. However, until the asphalt is produced at the Facility in commercial quantities there can be no assurance of its quality or performance.

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

     The asphalt industry is seasonal. Demand for asphalt decreases significantly during the winter months when cold weather and snow interferes with highway construction and repair. Notwithstanding the decrease in demand for asphalt and asphalt-related products during the winter months, the Company believes that it can continue producing asphalt, and storing such product, to meet the peak demands of spring and summer. In addition, the Company expects to continue purchasing asphalt from outside suppliers in the winter months, when prices are lower, for storage at its asphalt terminals and manufacturing and distribution during the peak spring and summer months.

ASPHALT DISTRIBUTION

     CROWN ASPHALT DISTRIBUTION, L.L.C.

     FORMATION AND CURRENT DEVELOPMENT STATUS. On July 2, 1998, Crown Distribution was formed as a second joint venture between the Company and MCNIC. The Company and MCNIC (sometimes referred to hereafter as the members) possess sharing ratios ("sharing ratios") of 50.01% and 49.99%, respectively, in the profits, losses and obligations of Crown Distribution. Accordingly, the Company holds a majority and controlling interest in Crown Distribution and the accounts and results of operations of Crown Distribution are included within the Company's consolidated financial statements. On July 2, 1998, Crown Distribution purchased the inventory and assets of Petro Source Asphalt Company, a Texas corporation. The purchased assets included asphalt supply and marketing contracts, owned and leased equipment, personal property, fixtures, equipment leases, real estate leases, technology licenses, other related agreements, certain intellectual property, products inventory, ownership interests in and to asphalt distribution facilities in Utah, Colorado, Nevada and Arizona and certain processing rights at a refinery in Santa Maria, California (see below). These assets (excluding products inventory) were purchased for $7.5 million, the amount determined by the parties to be the fair market value of such assets. The products inventory was also purchased by Crown Distribution for $6,797,932 and this portion of the purchase price was funded by a loan to Crown Distribution from MCNIC totaling $7,141,930. This loan has been replaced by a working capital line of credit from MCNIC to Crown Distribution. The outstanding balance of this working capital line at December 31, 1999 was $14,935,222.

     Collectively, the asphalt manufacturing and distribution facilities purchased from Petro Source Asphalt Company enable the Company to purchase asphalt and other related raw materials from third party vendors and to manufacture a broad range of performance asphalt products for sale to its customers. For the year ended December 31, 1999, these assets, excluding the revenues associated with the Santa Maria Processing Agreement (discussed below) and those associated with Rawlins Asphalt Terminal, distributed approximately 142,430 tons of asphalt and generated revenue of approximately $22,379,000. Company management believes that Crown Distribution's acquisition of these assets creates excellent vertical integration for the Company's overall asphalt business and provides a solid distribution network for the anticipated asphalt production from the Facility at Asphalt Ridge.

     Under the Santa Maria Refinery Corporation processing agreement (the "Processing Agreement"), Crown Distribution (and it's predecessor, Petro Source Asphalt Company, prior to July 2, 1998) purchased crude oil, marketed and sold the refined products (including asphalt) and maintained the inventory at this refinery, in exchange for approximately 50% of the net profit realized upon the sale of the processed product. The Processing Agreement had an automatic termination date of December 31, 1999 at the time it was acquired by the Company, but was extended by amendment in December, 1999. Pursuant to the terms of the amendment, the Company was notified in February, 1999 that the Processing Agreement would terminate effective April 30, 1999. Upon termination of the Processing Agreement, the refinery owner was obligated to purchase the refined products and crude oil inventories located at the refinery from the Company. The refinery owner breached the terms of the Processing Agreement and amendment by, among other things, (1) failing to properly terminate the Processing Agreement and amendment; (2) failing to deliver the refined products (including asphalt) to the Company or paying for the refined product (including asphalt) and (3) interfering with the Company's contractual commitments for the sale of asphalt. See "Item 3. Legal Proceedings."

     The Company and MCNIC are joint venture partners in Crown Ridge and Crown Distribution (both operated by the Company). Management of the Company expects that Crown Distribution, and Crown Distribution II if and when the Rawlins Asphalt Terminal is contributed to Crown Distribution II, will purchase the asphalt to be produced by Crown Ridge at acceptable transfer pricing and other payment terms that will be agreed upon. However, there can be no assurance that commercially viable production will occur at the Facility. The terms of such purchase have not been finalized and no purchase agreement has been executed between the parties.

     The Company transferred and assigned to Crown Distribution, as a capital contribution, its 66.67% membership interest in CAT LLC. The Company was credited with a $1.5 million capital contribution to Crown Distribution as a result of the assignment of the CAT LLC membership interests to Crown Distribution. Crown Distribution also assumed CAT LLC's payment obligations under a promissory note. The promissory note assumed by the Company had an original principal balance of $1,282,070, with a balance as of December 31, 1999 of

$1,156,294. Crown Distribution now holds 66.67% of the ownership interests of CAT LLC, and the remaining 33.33% ownership interests are owned by Foreland. Crown Distribution's proportionate share of the accounts and results of operations of CAT LLC are therefore included within the consolidated financial statements of the Company. See "Item 1. Business - Asphalt Distribution - Cowboy Asphalt Terminal, L.L.C." below for further information regarding CAT LLC.

     MCNIC originally contributed the amount of $100 to the capital of Crown Distribution. MCNIC also made a capital contribution in the amount of $6,000,000 as a preferential contribution (the "Preferential Capital Contribution"). The Preferential Capital Contribution, together with working capital loans in the amounts of $1,500,000 and $7,141,930 respectively, were used by Crown Distribution to acquire the assets of Petro Source Asphalt Company and pay related closing and other acquisition costs. MCNIC made an additional capital contribution in the amount of $1.5 million when the Company contributed its interest in CAT LLC to Crown Distribution. That sum was immediately used by Crown Distribution to pay down the working capital loan previously advanced by MCNIC. The original working capital loan has been replaced, at the election of MCNIC, by the working capital line discussed elsewhere herein. See "Item 1. Business - Asphalt Distribution - Crown Asphalt Distribution, L.L.C. - Working Capital Line" below.

     MANAGEMENT OF CROWN DISTRIBUTION; MAJOR DECISIONS. Crown Distribution is governed by a management committee consisting of three managers. The Company is entitled to appoint two managers and MCNIC is entitled to appoint one manager. Management decisions are generally made by the management committee. However, one of the managers appointed by the Company serves as the operating manager and has the powers, authority, duties and obligations specified in the operating agreement, which generally requires the operating manager to implement the policies and pursue the objectives specified in the annual operating plan.

     The operating agreement of Crown Distribution specifies that the annual operating plan is adopted by the management committee on an annual basis and addresses all aspects of Crown Distribution's operations for the coming year, including the nature and extent of the proposed activities, marketing plans, capital expenditure plans and similar matters. In the event the management committee is unable to unanimously approve an annual operating plan for any given calendar year, a majority of the managers shall have the authority to continue to maintain Crown Distribution's operations at levels comparable to those approved in its most recent annual operating plan. As of the date of this Report, the annual operating plan for calendar year 2000 has not been approved by the Company or MCNIC.

     ADDITIONAL OPPORTUNITIES. The Crown Distribution operating agreement provides that certain additional business opportunities which are the same as or similar to Crown Distribution's then current business must be first offered to Crown Distribution by its members. Through amendment to the operating agreement of Crown Distribution, the Company and MCNIC agreed that each member must consent in order for any member to pursue an additional opportunity. On March 15, 2000, the rights of the Company or MCNIC to veto the other's pursuit of an additional business opportunity expired. However, certain limitations on the rights of the Company or MCNIC to pursue additional business opportunities outside of Crown Distribution continue until June 18, 2001. If either the Company or MCNIC wants to pursue an additional business opportunity, the member must first offer the opportunity to Crown Distribution and, if Crown Distribution does not elect to participate, the participating member may pursue or acquire the additional business opportunity. However, if the non-participating member does not consent to the participating member's pursuit of the opportunity, the non-participating member will retain the right and option to "back in" to a 50% sharing ratio, without paying any purchase price, after such time as the participating member has received a 150% payout of its investment (as calculated under the operating agreement).

     WORKING CAPITAL LINE. Pursuant to it's rights granted under the Crown Distribution Operating Agreement, MCNIC elected to extend a working capital line of credit to Crown Distribution to cover its working capital requirements in lieu of the Company obtaining a line of credit from an outside financial institution. MCNIC also elected to have the original working capital loan of $7,141,930 discussed above replaced and the outstanding balance transferred to this working capital line of credit. As of December 31, 1999, this line had a balance of approximately $14,935,222 and the Company has accrued interest on the line at 8%. Through the period ended December 31, 1999, $1,158,618 in interest had been accrued.

     MCNIC's first working capital loan (which was replaced by the working capital line of credit) and its Preferential Capital Contribution was secured by a first priority lien, security interest in and pledge of all the property of Crown Distribution including, without limitation, Crown Distribution's rights, title and interest in and to the membership interests in CAT LLC.

     On March 27, 2000, MCNIC delivered to the Company a notice of default with respect to the working capital loan, and demanded payment of the outstanding principal balance, $14,935,221.80, plus all interest accrued thereon. The Company believes that the working capital loan was fully satisfied and replaced by the working capital line of credit and no default has occurred under the working capital loan or working capital line of credit. The Company further believes that MCNIC is improperly attempting to demand repayment of the working capital loan. See "Item 7. Management's Discussion and Analysis."

     DISTRIBUTIONS; ALLOCATIONS OF PROFITS AND LOSSES. Until such time as MCNIC has received the return of its Preferential Capital Contribution and a 15% internal rate of return on its investment in Crown Distribution, Crown Distribution is obligated to distribute to MCNIC 50% of the net cash flow from operations. The remaining cash flow balance is distributed roughly 50% to MCNIC and 50% to the Company (in accordance with their respective sharing ratios). During 1999, no distributions were made. In the event of liquidation, MCNIC would receive 100% of any and all amounts available for distribution up to its outstanding Preferential Capital Contribution balance and remaining amounts would be distributed in proportion to the members capital account balances. Profits and losses are generally allocated in accordance with the members' respective sharing ratios. However, after profits are allocated to offset any previous allocations of losses made to members, in the event of a complete liquidation of Crown Distribution, profits will be allocated 100% to MCNIC until its Preferential Capital Contribution and the 15% rate of return has been satisfied.

     MANAGEMENT AGREEMENT. Pursuant to an Operating and Management Agreement, the Company provides management, supervision and operational services to Crown Distribution. As compensation for the services rendered under the Management Agreement, the Company receives (i) a monthly fee of $5,000, (ii) the payment of all out-out-pocket expenses incurred through the performance of its duties;
(iii) the reimbursement of the reasonable salaries, wages, overtime and other similar compensation paid to employees of the Company in relation to their management services under the Management Agreement; and (iv) a monthly home office overhead charge of $10,000.

     The term of the Management Agreement is five years, which term will be automatically extended for unlimited successive one-year periods unless either party furnishes the other with written notice at least ninety (90) days prior to the expiration of any such initial or extended period. During the initial term of the Management Agreement, the Company can be removed only for good cause by the affirmative vote of the management committee. The Management Agreement also contains provisions allowing the replacement, after the initial five year term, of the Company as the manager on economic grounds if Crown Distribution notifies the Company that it believes the operations may be conducted more efficiently and is willing to become the operating manager or has a commitment from a third party to do so. Following the receipt of an economic challenge, the Company will have thirty (30) days to notify Crown Distribution that it elects to allow Crown Distribution or its designee to become the operator under the proposed terms or that the Company elects to continue as the operator under the proposed terms. Such a decision would require the majority vote of the management committee of Crown Distribution. Two of the three members of the management committee are nominees of the Company.


     COWBOY ASPHALT TERMINAL, L.L.C.

     FORMATION AND ACQUISITION OF ASSETS. CAT LLC is a joint venture between Crown Distribution and Foreland. Foreland is engaged in the asphalt roofing products business. On June 16, 1998, CAT LLC was formed to acquire an asphalt terminal and related refinery assets and real estate located in North Salt Lake City (the "Cowboy Terminal Assets"). The real property acquired by CAT LLC as part of the Cowboy Terminal Assets is referred to hereinafter as the "Cowboy Terminal Property."

     On September 11, 1998, CAT LLC, Capco, Foreland and Refinery Technologies, Inc, a Utah corporation ("Refinery Technologies"), entered into an Assignment and Agreement (the "Assignment Agreement") under which Refinery Technologies assigned all of its ownership rights in and to the Cowboy Terminal Assets purchase contract to CAT LLC. In turn, CAT LLC agreed to assume all of the obligations under the real property purchase contract and issued a promissory note in connection with the purchase in the amount of $1,067,111 to the former owner.

     On January 9, 1999 CAT LLC purchased the Cowboy Terminal Assets for $1,477,070 (net of $496,441 of deposits paid in 1998). CAT LLC paid $195,000 in cash at closing and executed and delivered a promissory note in the amount of $1,282,070. This promissory note is payable in 84 equal monthly installments of $20,627 beginning on February 1, 1999 and ending on January 1, 2006. The note bears interest at the rate of 9% and is secured by a deed of trust encumbering the Cowboy Terminal Property.

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

     The Cowboy Terminal Property has been divided into portions dedicated (i) to the exclusive uses of Crown Distribution for its asphalt paving products business and (ii) to the exclusive uses of Foreland for its asphalt roofing products business. Revenues or profits generated by such exclusive uses will belong to Crown Distribution or Foreland, as the case may be, and the other party will have no right to participate in the revenues, profits or income generated by the business of the other with respect to such exclusive uses. Further, the use of the Cowboy Terminal Property by Crown Distribution and by Foreland is free of charge or other cost.

     The CAT LLC Operating Agreement obligates both Crown Distribution and Foreland to make additional capital contributions equal to one-half of any additional amounts needed for (i) CAT LLC to fulfill its obligations, not to exceed $650,000, under any corrective action plan that may be accepted by CAT LLC and the Utah Department of Environmental Quality with respect to certain environmental conditions at the Cowboy Terminal Property and (ii) legal costs incurred in the purchase or related to the environmental matters in (i) of this paragraph. The CAT LLC Operating Agreement also obligates Crown Distribution and Foreland to make additional capital contributions, in proportion to their ownership percentages, in order to fund any additional amounts required for CAT LLC to fulfill its obligations under the purchase contract for the Cowboy Terminal Assets, for environmental management and containment costs, expenses for operations, or the construction of certain approved capital improvements to the Cowboy Terminal Property. None of the foregoing additional contributions will result in an increase in the number of units or percentage interests held by Crown Distribution or Foreland.

     CAT LLC has title to the Cowboy Terminal Property and Crown Distribution has the exclusive right to use portions thereof for its asphalt terminal operations. Refinery Technologies did, however, retain certain contract rights with respect to the Cowboy Terminal Assets, certain rights to receive payments upon any liquidation of CAT LLC and a right of first refusal to purchase the Cowboy Terminal Property or membership interests in CAT LLC under certain conditions.

     MANAGEMENT OF COWBOY ASPHALT TERMINAL, LLC; MAJOR DECISIONS. CAT LLC is managed by the Company. The manager generally has authority to conduct the day-to-day business and affairs of the Company. Certain matters must be approved by members holding 75% or more of the outstanding units of CAT LLC. The Company is not compensated for its services as manager.

ASPHALT PRODUCTION

     CROWN ASPHALT RIDGE, L.L.C.

     FORMATION AND CURRENT DEVELOPMENT STATUS. Effective August 1, 1997, the Company jointly formed Crown Ridge with MCNIC to construct and operate an oil sand processing facility for the production of premium asphalt oil at Asphalt Ridge in Uintah County, Utah. The Company believes that the Asphalt Ridge oil sand reserves constitute one of Utah's largest and most accessible deposits. Crown Ridge controls, through numerous operating leases, approximately 7,000 acres of private and state land encompassing these tracts, which the Company believes contains in excess of 100 million barrels of surface minable reserves (the "Oil Sand Resources").

     The Facility constructed by Crown Ridge is located on a portion of the Oil Sand Resources known as the "A" tract, which is believed to contain in excess of 18 million barrels of surface minable reserves with an average oil saturation of 11% by weight. There is a partially opened pit on this tract that has been mined since the 1940's for native asphalt material for road surfaces. The production process entails three major steps: (1) mining, (2) extraction

(separation of the oil from the sand), and (3) distillation (recovery of the solvent and separation of light fractions from the asphalt). See "Item 1. Business - Asphalt Production - Crown Asphalt Ridge, L.L.C. - Additional Opportunities Within the Project Area and Areas of Mutual Interest."

     MCNIC and the Company (sometimes referred to hereafter as the "Members") own sharing ratios ("sharing ratios") of approximately 75% and 25%, respectively, in the profits, losses and obligations of Crown Ridge. However, the Company has the right to acquire up to a 60% equity interest in Crown Ridge, contingent upon MCNIC's receipt of certain preferential financial returns (as described below) and Crown Ridge's election to pursue certain expansion opportunities. The Company currently owns approximately 25% of Crown Ridge and operates the business pursuant to an Operating and Management Agreement. The Company holds only a minority interest in Crown Ridge and the Company's consolidated financial statements and results of operations only include its net interest in the accounts and results of operations of Crown Ridge.

     Under the Crown Ridge Operating Agreement, MCNIC initially funded 75% and the Company 25% of the amounts required by Crown Ridge to construct the Facility and to operate Crown Ridge. The Company was initially required to contribute (i) $500,000 of oil sand leases and technology; and (ii) the obligation to lease certain mining equipment for the Facility up to $3,500,000 in value. Both Members may make such additional contributions as were required pursuant to the contract for the construction of the Facility and unanimously agreed to by the Company and MCNIC. As of December 31, 1999, the Company has made cash contributions of approximately $5,663,985 to Crown Ridge and MCNIC has contributed approximately $18,611,311. To date, the Company has invested a total of approximately $7,174,920 in the development of Asphalt Ridge, which includes costs incurred prior to the joint venture with MCNIC.

     Because operations at Crown Ridge did not yet require it, the Company did not contribute as part of its capital contribution, the leased mining equipment contemplated when the entity was formed. To replace the foregoing obligation to lease certain mining equipment as its required capital contribution, on July 20, 1999 the Company's CAC subsidiary, at the request of MCNIC, closed a loan transaction with MCNIC. Under the loan, CAC executed a promissory note in the amount of $2,991,868, bearing interest at the prime rate plus 1% per annum, adjusted monthly, and providing for interest only payments of $20,757 per month through August 20, 2001. Additional payments may be required if CAC's cash flow exceeds certain thresholds. Beginning on August 20, 2001, the note provides for principal and interest payments in order to fully pay off the note over a 13 year period. However, if at August 20, 2001, CAC and MCNIC agree that the Facility will not be able to operate commercially, the interest only period will be extended and no principal payments will be due until July 20, 2004. The foregoing loan is secured by that portion of CAC's sharing ratio in Crown Ridge directly attributable to the proceeds of the loan . The gross proceeds of the loan ($2,991,868.66) were treated as a capital contribution by CAC to Crown Ridge. The net cash proceeds of the loan ($1,891,650.50), after deduction of amounts previously paid by MCNIC to creditors of Crown Ridge and less certain amounts owed by Crown Ridge and/or CAC to MCNIC, were paid by MCNIC directly to Crown Ridge. Additional capital contributions may be required in the future as otherwise provided under the Crown Ridge operating agreement.

     If the economic operations of Crown Ridge are successful to the extent of paying out to MCNIC an amount equal to 115% of its cash investment in Crown Ridge, excluding tax benefits, the Company's sharing ratio in Crown Ridge will increase to 50%. Thereafter, the Members may build other plants to further develop the Oil Sand Resources. These additional plants will require additional capital contributions from the Members, which are described in more detail below. The Company may participate up to 50% in the additional facilities and up to 60% after payout of the cash investment in such facilities. There are provisions for the Company to retain an interest in these facilities after the recoupment of certain amounts in the event the Company does not participate in the costs of such additional facilities, as provided in the "Back-In Option. See "Item 1. Business - Crown Asphalt Distribution, L.L.C. - The Back-In Option."

     The Company initially projected that Crown Ridge would be operational by June, 1998. During the start-up of the Facility mechanical and process difficulties were experienced that affected production economics and plant start up. MCNIC and the Company have conducted extensive research and engineering to develop a solution to these problems. This proposed solution is currently being tested in a pilot study at the Facility. If the pilot study indicates that solution is technically and economically viable, certain modifications to the Facility will be required. The cost of these modifications may be material, and it is anticipated that the Company and MCNIC will ultimately share such costs in accordance with their sharing ratios. In order to facilitate the completion of the pilot study, the

Company entered into an agreement with MCNIC pursuant to which MCNIC agreed to fund the Company's portion of the certain approved pilot plant expenses (approximately $700,000). Pursuant to the arrangement, MCNIC's advances were treated as additional capital contributions. A similar arrangement was entered into with regards to the payment of other miscellaneous expenses owed by Crown Ridge. As a result of the foregoing agreements with MCNIC, the Company's sharing ratio in Crown Ridge may be reduced from 25% to approximately 24%. . The Company may need to obtain additional financing for its portion of the costs or may suffer further dilution of its sharing ratio. If the decision is made to proceed with the required modifications, the Company does not anticipate completing the modifications sooner than the fall of 2000. However, continued difficulties or the inability to commercially operate the Facility economically could significantly impact Crown Ridge's ability to continue as a going concern and would have a materially adverse impact on the Company's operations and financial condition.

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

     Following the determination by both Members or one Member to proceed with the construction of a Subsequent Plant, Crown Ridge will convey to the Successor Entity sufficient Oil Sands Resources or other property and water rights to enable it to sustain operations in accordance with the applicable projections and market study. If, during the twelve months prior to the sale of products from the first Subsequent Plant, MCNIC has realized a return of approximately 30% on 50% of its Capital Contributions to Crown Ridge, the Company will be credited with a value for these Oil Sand Resources and properties equal to $.10 per barrel for the products estimated to be produced from the Subsequent Plant over a 20 year period.

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

     The operating agreement for Crown Ridge states that Crown Ridge's operations shall be conducted each year pursuant to the annual operating plan addressing all aspects of Crown Ridge's operations for the coming year, including budgeting for operations, the mining of oil sand products and the marketing of those products. In the event the Management Committee is unable to unanimously approve an annual operating plan for any given calendar year, a majority of the Managers shall have the authority to continue to maintain Crown Ridge's operations at levels comparable to those approved under the last annual operating plan.

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

     MANAGEMENT AGREEMENT. Pursuant to an Operating and Management Agreement (the "Management Agreement"), the Company is the "Operator" of the Facility. Under the Management Agreement, the Company acts as an independent contractor to Crown Ridge and will (i) manage, supervise and conduct the operations of Crown Ridge; (ii) carry out the terms of the annual operating plan adopted and approved by the Management Committee of Crown Ridge; (iii) implement the decisions made and instructions given from time to time by the Management Committee. As compensation for the services rendered under the Management Agreement, the Company will receive (i) a monthly fee of $3,000; (ii) the payment of all out-of-pocket expenses incurred through the performance of its duties; (iii) the payment of the reasonable salaries, wages, overtime and other similar compensation paid to employees who are employed full time in connection with the operations of Crown Ridge; and (iv) a monthly home office overhead charge of $10,000.

     On or before August 1, 1999 (the "Initial Term"), the Company could have been removed as Operator only for "good cause" as defined within the Management Agreement. After this Initial Term, the agreement automatically renews for unlimited succeeding one-year terms unless either party indicates its desire to not renew within 90 days of the expiration of the term. Also following the expiration of the initial term, Crown Ridge may challenge the Company's status as Operator on economic grounds by serving written notice to the Company that it believes that the operations of the Facility may be conducted more efficiently and cheaply and that it is willing to become the Operator (or has a bona fide commitment from a third party to do so) on a reduced charge basis. Following the receipt of the economic challenge, the Company will have 30 days to notify Crown Ridge that it elects to (i) allow Crown Ridge, or its designee, to become the Operator under the proposed terms, or (ii) continue as the Operator under the proposed terms. On January 20, 2000, the Company entered into an agreement with MCNIC pursuant to which MCNIC, for a period of 18 months, can remove the Company as the manager of Crown Ridge and appoint a successor manager.

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

     The Company and its subsidiaries are also subject to Environmental Laws that impose liability for costs of cleaning up contamination resulting from past spills, disposal and other releases of substances. In particular, an entity may be subject to liability under the Federal Comprehensive Environmental Response, Compensation and Liability Act and similar state laws that impose liability - without a showing of fault, negligence, or regulatory violations - for the generation, transportation or disposal of hazardous substances that have caused or may cause environmental contamination. In addition, an entity could be liable for cleanup of property it owns or operates even if it did not contribute to contamination of such property.

     The Company expects that it may be required to expend funds to comply with federal, state and local provisions and orders which relate to the environment. Based upon information available to the Company at this time, the Company believes that compliance with such provisions will not have a material effect on the capital expenditures, earnings and competitive position of the Company.

SUBSIDIARIES OF THE COMPANY

     Crown Asphalt Corporation, a Utah corporation which is a wholly-owned subsidiary of the Company, was organized October 24, 1985 and was acquired by the Company on September 30, 1992. Crown Asphalt Corporation is a member of and holds roughly 25% of the membership interests in Crown Ridge. The Company includes its net share of the net assets and results of operations of Crown Ridge in its consolidated financial statements.

     Crown Asphalt Products Company ("Capco"), a Utah corporation which is wholly-owned subsidiary of the Company, was formed in 1991, but until 1998 was a dormant entity. The Company recently activated Capco for the purpose of developing an asphalt marketing and distribution business. Capco is a member of and holds 50.01% of the membership interests in Crown Distribution and currently owns the Rawlins Asphalt Terminal.

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

     The Company (through its Capco subsidiary) and MCNIC have agreed to a new, separate joint venture, Crown Distribution II. Once the Company and MCNIC satisfy their respective obligations regarding the funding of, and contributions to, the joint venture, the Company expects that it will contribute the Rawlins Asphalt Terminal to Crown Distribution II and that Crown Distribution II will be owned 50.01% by the Company and 49.99% by MCNIC. However, as of the date of this Report, Crown Distribution II is a shell entity with no revenues, operations or assets. The agreements relating to Crown Distribution II, which will have similar terms and conditions to the Crown Distribution Operating Agreement and Operating and Management Agreement, have not been completed as of this date.

EMPLOYEES

     As of March 13, 2000, the Company had 50 full and part-time employees. None of the Company's employees are represented by a union or other collective bargaining group. Management believes that its relations with its employees are good.

SEGMENTS

     The Company considers its principal business to be within one industry segment. For information regarding the breakdown of revenues & operating results for the Company and its operational units, see note 16 to the consolidated financial statements of Crown Energy Corporation.

ITEM 2.  PROPERTIES

     The Company conducts its business operations at 215 South State, Suite 650, Salt Lake City, Utah, where it has approximately 10,284 square feet of office space under lease until November 30, 2004. Under the terms of the lease, the Company pays $15,024 per month through November 30, 2000; $15,512 per month through November 30, 2001; $16,017 per month through November 30, 2002; $16,514 per month through November 30, 2003; and $17,097 through the lease expiration date of November 30, 2004. There is no renewal option under the terms of this lease. Management of the Company believes that its current office lease is sufficient for its needs and believes that it will either be able to negotiate a new lease on its existing space or obtain suitable other space in the Salt Lake City area upon the expiration of the existing lease.

     As described above in the section captioned "Item 1. Business - Asphalt Production - Crown Asphalt Ridge, L.L.C.," the Company controls through operating leases certain Oil Sand Resources consisting of approximately 7,000 acres of private and state land at Asphalt Ridge in Uintah County, Utah. The Asphalt Ridge oil sand deposit is located in the Uintah Basin in eastern Utah near the town of Vernal.

     Extensive reserve studies, including core drilling performed by Bechtel and Sohio between the late 1950's and mid-1980's, estimate surface minable reserves to be in excess of 100 million barrels. Crown Ridge controls the Oil Sands Resources through certain long term operating leases and the Company has the right to extract mineral reserves on these tracts so long as the Company continues to conduct active operations under such leases, pay required royalties and otherwise comply with the terms of the leases.

     In connection with the formation and development of Crown Ridge, the Company contributed the operating leases to Crown Ridge. The Company believes it and Crown Ridge are in compliance with, and not in material default under, such operating leases. Further information regarding the Oil Sand Resources controlled by the Company is found at "Item 1. Business - Asphalt Production - Crown Asphalt Ridge, L.L.C." above. That portion of CAC's sharing ratio in Crown Ridge directly attributable to the proceeds of the $2,991,868 loan from MCNIC to CAC is encumbered by a lien and security interest of MCNIC. See "Item 1. Business - Asphalt Production - Crown Asphalt Ridge, L.L.C."

     Crown Distribution owns asphalt distribution facilities located in Utah, Colorado, Nevada and Arizona. These properties are used by Crown Distribution to store, process, blend, manufacture and sell finished asphalt products in its western United States target market. All of Crown Distribution's assets are encumbered by the lien and security interest of MCNIC, which advanced the purchase price for such assets and has made certain working capital loans to Crown Distribution. See "Item 1. Business - Asphalt Distribution - Crown Asphalt Distribution, L.L.C."

     The Company, through its subsidiary CAPCO, owns the Rawlins Asphalt Terminal, which is expected to be contributed to Crown Distribution II as described above. These properties are used to store, process, blend, manufacture and sell finished asphalt products. All of the Rawlins Asphalt Terminal assets are encumbered by the lien and security interest of Community First National Bank, which advanced the purchase price for such assets. See "Item 1. Business - Asphalt Distribution - Crown Asphalt Distribution, L.L.C."

     CAT LLC's asphalt distribution and storage facility is located just north of Salt Lake City, Utah. CAT LLC owns all of the underlying Cowboy Terminal Property, which is encumbered by a Deed of Trust in favor of the seller.

ITEM 3.           LEGAL PROCEEDINGS

     On May 21, 1998, Road Runner Oil, Inc. ("Road Runner") and Gavilan Petroleum, Inc. ("Gavilan") filed an action in the Third Judicial District Court, Salt Lake County, State of Utah, as Civil # 98-0905064 against the Company and its President. The action relates to the purchase by Road Runner of 100% of the stock of Gavilan in 1997, and generally seeks to (i) obtain corporate records of Gavilan in the Company's possession relating to the amount of oil and gas royalties potentially owed to third parties prior to the aforementioned stock sale, and (ii) to determine the amount of royalties owed. The action further alleges, on behalf of Gavilan, claims of breach of fiduciary duty, professional negligence and mismanagement against the Company's President for alleged mismanagement of Gavilan's affairs. The Plaintiffs seek injunctive relief requiring the tendering by the Company of the referenced records and such damages as may be proven at trial. The Company believes that the Plaintiff's claims are groundless and that it is entitled to payment of the $75,000 still owed by Road Runner as part of the purchase price for Gavilan. In addition, since the action was filed, the Company has tendered the corporate records to the Plaintiffs. On March 8, 2000, the Company filed an answer denying liability and filed a counterclaim against Road Runner and Gavilan for breach of contract and declaratory judgment. The Company is not certain as to whether or not the outstanding balance under the promissory note is collectible by the Company.

     On July 12, 1999, Morrison Knudsen Corporation ("MK") filed a Complaint in the Eighth Judicial District Court, Uintah County, State of Utah, alleging that CAC had breached an agreement whereby MK would provide certain mining services for CAC at Crown Ridge's Facility in Uintah County, Utah (the "Project"). MK seeks damages in the amount of $303,873.42 plus interest. MK also seeks foreclosure of a mechanics' and mining lien on the Project. Crown has denied MK's allegations and will vigorously oppose the claims of MK. Although Crown believes that it has substantial and material defenses to the claims of MK, there can be no assurance that the Company will ultimately prevail or that judgment will not be entered against it.

     On July 14, 1999, Crown Distribution and Capco filed an action in the United States District Court for the Central District of California, Southern Division, against Santa Maria Refining Company ("SMRC"), SABA Petroleum Company ("SABA") and Greka Energy Corporation ("Greka"). The claims include causes of action for breach of contract, breach of the covenant of good faith and fair dealing, conversion, fraud, claim and delivery, unjust enrichment and constructive trust, unfair competition, declaratory relief and specific performance. These claims arise out of the Defendant's alleged termination of the Processing Agreement and subsequent refusal to deliver asphalt to Crown Distribution. Discovery of facts and testimony related to issues arising in the lawsuit has commenced. Trial has been scheduled for November of 2000. It is anticipated that the damages caused by the Defendant's actions could be substantial. Although Crown Distribution will attempt to recoup those damages from SMRC, SABA and Greka, due to the uncertainties inherent in any litigation proceeding, there can be no assurance that Crown Distribution or Capco will ultimately prevail.

     On July 28, 1999 Robert Ryan Zimmerman, d/b/a Asphalt Supply & Service, Inc., Robert A. Zimmerman, d/b/a Inoco, Inc., and Connie R. Zimmerman, d/b/a Interstate Asphalt Company, (collectively, the "Zimmermans") filed an application for preliminary injunction, temporary restraining order, and declaratory judgment in the First Judicial District Court, Lewis & Clark County, State of Montana, against the Company, Capco and the Company's President. The action relates to Capco's agreement to purchase from the Zimmermans two separate asphalt terminals located, respectively, in Laurel, Montana and Williston, North Dakota, as well as their asphalt products related inventory and certain contractual agreements. The action generally seeks a declaration that the Zimmermans remain the owners and operators of the purchased asphalt terminals, as well as a preliminary injunction and temporary restraining order. Without hearing or opportunity for the Company or Capco to respond, on July 28, 1999, the First

Judicial District Court, Lewis & Clark County, State of Montana, issued an order temporarily and preliminarily enjoining Capco and the Company from participating in the day-to-day decisions of the purchased asphalt terminals, from collecting any receivables for the terminal, and from selling, transferring, conveying, encumbering, or disturbing in any manner, the Zimmermans' assets. The Court refused to grant a declaratory judgement that the Zimmermans are the rightful owners of the purchased asphalt terminals, or that they have complete control and decision-making authority regarding the purchased terminals. On August 9, 1999, the First Judicial District Court issued an order transferring the action to the Thirteenth Judicial District Court, Yellowstone County (Billings), State of Montana.

     On December 8, 1999, the Company and Capco filed a complaint in the Federal District Court in Montana alleging that the Zimmerman's breached the asset purchase agreement by failing to comply with certain terms and conditions, whereby the Company has been damaged. In February, 2000, the Company and Capco entered a settlement agreement with the Zimmermans to resolve the foregoing disputes. Under the settlement agreement, the Zimmermans agreed to pay $320,000 to the Company in exchange for a release of all claims and rescission of the Company's acquisition of the asphalt terminals. However, the Zimmermans have failed to make the required payment to the Company pursuant to the terms of the settlement agreement and have not dismissed their state court action against the Company. The Company is pursuing all available legal remedies against the Zimmermans with respect to this dispute. Although the Company will attempt to recover its damages from the Zimmermans, due to the uncertainties inherent in any litigation proceeding, there can be no assurance that the Company and Capco will ultimately prevail.

     On January 25, 2000, Oriental New Investments, Ltd. ("Oriental") filed a Complaint against the Company in the Third Judicial District Court, Salt Lake County, Utah. The action relates to a 1997 convertible debenture and replacement convertible debenture issued by the Company to Oriental. The action seeks to recover from the Company $50,000 liquidated damages, plus interest, and attorneys fees and costs, for alleged breaches of the convertible debentures. The Company answered the Complaint on March 1, 2000, denying any and all liability, and believes that Oriental's claims are meritless. The Company will vigorously defend its position that Oriental's claims are meritless. However, due to the uncertainties inherent in any litigation proceeding, there can be no assurance that the Company will ultimately prevail.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 27, 1999, the Company held an annual meeting of its shareholders to elect members of the Company's Board of Directors and to approve the appointment of Deloitte & Touche LLP as independent accountants for the Company. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934. At the meeting, 11,404,330 shares of common stock of the Company were represented in person or by proxy out of a total of 13,285,581 shares issued and outstanding as of the record date established with respect to such meeting.

     All three of the Company's directors were re-elected to successive terms as directors of the Company. With respect to the election of James A. Middleton, 10,771,017 shares were voted in favor of his election, no shares were voted against and 633,500 either abstained from voting or were broker non-votes.

     With respect to the election of Jay Mealey, 10,639,945 shares were voted in favor of his election, no shares were voted against and 764,385 either abstained from voting or were broker non-votes. With respect to the election of Richard S. Rawdin, 10,768,517 shares were voted in favor of his election, no shares were voted against and 635,813 either abstained from voting or were broker non votes.

     Also elected as a fourth director of the Company was Alexander L. Searl, 10,771,517 shares were voted in favor of his election, no shares were voted against and 632,813 either abstained from voting or were broker non-votes.

     The Company's shareholders also voted in favor of appointing the accounting firm of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ended 1999, with 11,196,145 shares voting in favor of the appointment, 172,756 shares voting against, with 35,429 shares abstaining or being broker non-votes.

     No other matters were presented to the Company's shareholders for their approval in the fourth quarter of the Company's 1999 fiscal year.


ITEM 4A.          EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers and directors of the Company, their ages and their positions are set forth below:

          NAME                               AGE      POSITION
          James A. Middleton                 63       Chairman of the Board of Directors
          Jay Mealey                         43       Chief Executive Officer
                                                      President, Treasurer, Director
          Alexander L. Searl                 57       Chief Operating and Financial Officer
          Richard S. Rawdin                  41       Vice President, Secretary, Director

     James A. Middleton has served as a director since February 1996 and served as Chief Executive Officer from December 1996 through April 16, 1999. Mr. Middleton will continue to serve as a director until a new director is duly elected and qualified. Mr. Middleton was an Executive Vice President and director of Atlantic Richfield Co. from October 1987 to September 1994 and is presently a director of Texas Utilities Co.

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

         CALENDAR QUARTER ENDED                  HIGH BID             LOW BID
         March 31, 1999                            1.38                  1.00
         June 30, 1999                             1.06                   .59
         September 30, 1999                         .66                   .31
         December 31, 1999                          .41                   .26

         March 31, 1998                            1.56                  1.19
         June 30, 1998                             2.13                  1.47
         September 30, 1998                        2.16                  1.25
         December 31, 1998                         1.50                  0.97


     As of March 17, 2000, the high bid and low offer quotations reported by the National Quotation Bureau were $.66 and $.31, respectively. On March 27, 2000, approximately 744shareholders of record held the Company's common stock. The Company declared and paid in 1999 the 8% dividend on the Company's Series A Preferred Stock which accumulated and was due with respect to the 1999 calendar year. The Company paid this dividend by issuing 317,069 shares of its common stock on or about February 2, 1999 to Sundance Assets, L.P., a controlled affiliate of ECT which now owns the Company's Series A Preferred stock. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and other available exemptions.

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

     The Series A Preferred shares are convertible at the option of its holder(s) into approximately 24% of the common stock of the Company. The number of shares of common stock issuable upon conversion of the Series A Preferred is subject to adjustment upon the issuance of additional shares of the Company's common stock resulting from stock splits, share dividends and other similar events as well as upon the issuance of additional shares or portions which are issued (i) in connection with the Company's venture with MCNIC in Crown Ridge, or (ii) as compensation to any employee, director, consultant or other service provider of the Company or any subsidiary (except that no adjustment is made for key management to acquire up to 5% of the Company's common stock at or less than the fair market value at the time of conversion). Dividends accrue on the outstanding Series A Preferred shares at the rate of 8% per annum and may be paid through cash or common shares of the Company at the option of the holder(s) of such stock. Subject to the holder(s)' right to convert the Series A Preferred, the Company may redeem such stock at any time from the date on which it was issued at a percentage of the Series A Preferred's stated value ($10) which will vary depending on when the Company exercises such right. The holder(s) of the Series A Preferred may also require the Company to redeem its Series A Preferred under certain circumstances after the eighth anniversary of the issuance of such stock.

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


ITEM 6.  SELECTED FINANCIAL DATA

     The financial data included in the following table has been derived from the financial statements for the periods indicated. The financial statements as of and for the years ended December 31, 1994 through 1997 were audited by Pritchett, Siler & Hardy, P.C., independent public accountants. The financial statements as of and for the year ended December 31, 1998 and December 31, 1999 were audited by Deloitte & Touche, LLP, independent public accountants. The following financial data should be read in conjunction with the financial statements and related notes and with management's discussion and analysis of financial conditions and results of operations included elsewhere herein.

                                                                        YEAR ENDED DECEMBER 31
                                                                   (In thousands except per share)

                                                       1999          1998          1997            1996         1995
                                                       ----          ----          ----            ----         ----
Net Revenues                                          $35,519       $23,836            $87          $225         $214
Loss from Continuing Operations                       ($3,054)        ($498)       ($1,153)        ($422)       ($234)
Loss Per Share From Continuing Operations              ($0.26)       ($0.07)        ($0.11)       ($0.04)      ($0.03)
Total Assets                                          $33,114       $23,571         $6,610        $4,591       $4,344
Total Long-Term Obligations                           $11,333        $4,326          $0.00          $182         $794
Redeemable Preferred Stock                             $4,840        $4,783         $4,726            $0           $0
Cash Dividends Per Common Share                         $0.00         $0.00          $0.00         $0.00        $0.00
Common Stockholders' Equity (Deficit)                 ($2,276)         $767         $1,749        $3,018       $2,611

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

     The following discussion and analysis of the Company's financial condition, results of operations and related matters includes a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, by way of illustration and not limitation, statements containing the words "anticipates," "believes," "expects," "intends," "future" and words of similar import which express, either directly or by implication, management's beliefs, expectations or intentions regarding the Company's future performance or future events or trends which may affect the Company or its results of operations.

     Forward-looking statements are subject to known and unknown risks, uncertainties and other factors, including but not limited to changes in economic conditions generally or with respect to the Company's asphalt products market in particular, new or increased governmental regulation, increased competition, shortages in labor or materials, delays or other difficulties in shipping or transporting the Company's products, technical or operational difficulties at the Facility of Crown Ridge, difficulties in integrating the Company's recent joint venture and acquisition related businesses, risks related to the financing of the Company's operations (including the risk of loss of certain operating assets serving as collateral to secure such financing), and other similar risks inherent in the Company's operations or in business operations generally. Any such risks or uncertainties, either alone or in combination with other factors, may cause the actual results, performance or achievements of the Company to differ materially from its anticipated future results, performance or achievements (which may be expressed or implied by such forward looking statements). Consequently, the following management's discussion and analysis, including all forward-looking statements contained therein, is qualified and limited by the foregoing cautionary factors. Interested persons are advised to consider all forward-looking statements within the context of such cautionary factors.

     LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, the Company had cash and other current assets of $12,334,750 as compared to cash and other current assets of $11,044,600 at December 31, 1998. The increase of $1,290,150 was generally due to the Company's growth from the acquisition of the Rawlins Asphalt Terminal in Rawlins, Wyoming.

     The Company's majority owned subsidiary, Crown Distribution, accounted for a substantial portion of the Company's current assets. As of December 31, 1999, Crown Distribution had approximately $5.0 million of cash, $2.1 million in inventory and $5.2 million in accounts receivable, excluding related party balances. Crown Distribution's business requires a working capital line of credit. MCNIC, the minority interest owner, elected to provide such line under the same terms as had been offered to the Company by a third party bank and to replace a prior loan with this working capital line. The Company has accrued interest on the line at an interest rate of 8%. At December 31, 1999, the line had an outstanding principal balance of $14,935,222.

     However, on March 27, 1999, MCNIC delivered to the Company a notice of default with respect to the working capital loan, and demanded payment of the outstanding principal balance plus all interest accrued thereon. Management of the Company believes that the working capital loan was fully satisfied and replaced by the working capital line of credit and no default has occurred under the working capital loan or working capital line of credit. The Company further believes that MCNIC is improperly attempting to demand repayment of the working capital loan.

     MCNIC, immediately following its notice of default, proposed an extension on the working capital loan, provided the Company also relinquishes operational control of Crown Distribution to MCNIC. Although there can be no assurance that the Company will be able to resolve these issues with MCNIC on mutually acceptable terms, or that the Company will ultimately prevail in the event of litigation with MCNIC, Company management intends to take all actions necessary or appropriate to assert the Company's rights and preserve its interests in Crown Distribution and all other aspects of its operations. Management of the Company believes that MCNIC is improperly attempting to gain control of Crown Distribution and other aspects of the Company's operations.

     Given these recent developments, interested persons should note that there can be no assurance that the Company will be able to resolve these issues with MCNIC on mutually acceptable terms, that the Company will ultimately prevail in the event of litigation with MCNIC or that such litigation, if any, will not be unduly costly. Further, Company management intends to take all actions necessary or appropriate to assert the Company's rights and preserve its rights and assets in Crown Distribution and other aspects of its operations. In the event MCNIC is legally able to demand immediate repayment of the working capital loan, the Company could, and likely would, suffer a material adverse impact upon its financial liquidity and working capital. For instance, the Company may have to seek replacement financing on terms and conditions which are less favorable than it might obtain under other circumstances. Otherwise, it is conceivable that MCNIC might obtain possession and legal control over critical Company assets, such as operating assets of Crown Distribution, the Company's interests in Crown Distribution, etc. Given the wide range of potential actions which MCNIC might take, and the equally wide range of defenses, counterclaims and other actions which the Company might assert and/or take, it is difficult to predict possible outcomes at this time. However, interested persons should note the significant and material risks facing the Company, as well as the related material, negative impacts the Company would experience in the event the Company does not prevail in its view of the recent actions taken by MCNIC. See - "Item 1. Business Asphalt Distribution - Crown Asphalt Distribution, L.L.C."

     On the other hand, interested persons should note that, subject of course to available equitable and other creditor remedies, neither the MCNIC working capital loan or working capital line to Crown Distribution contain cross-default provisions giving MCNIC any right to declare a default or to seek control or possession over the assets or operations of Crown Ridge or the Company's interest in Crown Ridge.

     The Company also owed MCNIC an additional $5,325,723 at December 31, 1999 with respect to the Preferential Capital Contribution that funded Crown Distribution's acquisition of the assets of Petro Source Asphalt Company. See - "Item 1. Business - Asphalt Distribution - Crown Asphalt Distribution, L.L.C." The Preferential Capital Contribution requires payment of a 15% rate of return and is payable solely from 50% of the cash flow from Crown Distribution's operations.

     The Company believes its asphalt distribution business, which is operated through Capco, is a growth business whose success is not dependent on the Company's interest in the Crown Ridge Project. However, the asphalt distribution business is capital intensive and requires substantial investments to acquire terminal storage, blending and raw material assets. The Company recently acquired a terminal in a transaction requiring a substantial capital commitment. On May 12, 1999, the Company acquired the Rawlins Asphalt Terminal, along with related inventory, for $2,291,571 from S&L Industrial. The purchase price consisted of the Company assuming S&L's debt of approximately $1,800,000, entering into a note payable to S&L for $225,000, and cash payment of $266,571. The Company believes S & L Industrial violated certain representations in the Purchase Agreement and has notified S & L Industrial that it offset damages of roughly $153,000 or more against amounts due under the note payable to S & L.

     Under the Company's contractual relationship with MCNIC, MCNIC has certain rights to participate in additional business opportunities, if any, which may be pursued by the Company. MCNIC has agreed to jointly own the Rawlins Asphalt Terminal in a new, separate joint venture, Crown Distribution II. Assuming that both the Company and MCNIC satisfy their respective obligations to contribute assets to and otherwise fund Crown Distribution II, it is anticipated that Crown Distribution II will be owned 50.01% by the Company and 49.99% by MCNIC. The final operating agreement for Crown Distribution II was not completed as of the date of this Report, and no assets have been contributed to Crown Distribution
II. Accordingly, the Rawlins Asphalt Terminal operations, including an operating loss of approximately $345,000, was consolidated in the Company's financial statements as of December 31, 1999. The Company expects that MCNIC will fund its proportionate share of all costs and losses retroactive to the acquisition date of May 12, 1999. Additionally, the Rawlins Asphalt Terminal will require a separate working capital line of credit to operate the business, which line of credit the Company expects will be jointly funded by MCNIC and the Company. Therefore, until such time as the Rawlins Asphalt Terminal generates positive cash flow, the Company expects that the operations at the Rawlins Asphalt Terminal will require working capital provided by the Company.

     The Company remains open to other asphalt related business opportunities to complement its existing asphalt distribution capabilities. There can be no assurance that the Company can obtain additional capital financing required to finance such transactions on acceptable terms and conditions.

     The Company has a portion of its accounts receivable subject to the risks and uncertainties of litigation (See Item 3. Legal Proceedings) and subject to related collection risks.

     In the event that the Company is unable to collect these amounts, or the Company is unable to secure the necessary working capital line from third party sources (such as MCNIC) for the Rawlins Asphalt Terminal, or if the Company's operating losses and working capital deficits continue, the Company may not have sufficient capital to operate through 2000. Thus, the risk exists that the Company may not be able to continue as a going concern. Furthermore, if Crown Ridge approves an additional capital contribution for the modification to the facility and the Company is unable to finance its approximate 25% of such capital contribution, its sharing ratio in Crown Ridge may be diluted.

     As of December 31, 1999, the Company has made cash contributions of approximately $5.7 million to Crown Ridge. During the start-up of the Crown Ridge Facility mechanical and process difficulties were experienced that affected production economics. Crown Ridge is currently conducting a pilot study to develop a solution to these problems. Should such delays continue, or should the Facility be unable to operate economically, the Company believes this would significantly impact Crown Ridge's ability to continue as a going concern and would adversely impact the Company's operations and financial condition. See - "Item 1. Business
- Asphalt Production - Crown Asphalt Ridge, L.L.C."


     RESULTS OF OPERATIONS

     1999 VS. 1998

     Total revenue increased from $23,835,734 for the year ended December 31, 1998 to $35,518,541 for the year ended December 31, 1999, an increase of $11,682,807 (49%). This increase was primarily due to the Company recording a full year of revenue from its 1998 acquisition of the assets of Petro Source Asphalt Company and its 1999 acquisition of the Rawlins Asphalt Terminal.

     For the year ended December 31, 1998, the Company recorded revenue of approximately $6,423,000 (41,000 tons) from its distribution facilities and $15,904,000 (104,000 tons) from the Processing Agreement with Santa Maria Refinery Corporation. For the same period in 1999, the Company recorded revenue of approximately $24,963,000 (159,000 tons) from its distribution facilities, which revenues included $2,584,000 (16,787 tons) from the Rawlins Asphalt Terminal and $10,555,000 (37,900 tons) from the Processing Agreement with Santa Maria Refinery Corporation. However, the Processing Agreement expired on April 30, 1999. The Company believes the loss of revenues associated with the now expired Processing Agreement will be offset by the growth in its asphalt distribution operations.

     The Company's gross margins decreased from approximately 9% for the year ended 1998 to approximately 5% for the year ended 1999. This decrease was due to higher operating costs at the Company's distribution facilities, an increase in the Company's cost of basestock asphalt at the end of 1999 and non-recurring costs recorded of $800,000. The Company is implementing cost cutting procedures at its facilities that the Company believes will contribute to improved margins in 2000. However, the Company is prevented in its Operating Agreement with MCNIC from utilizing any hedging strategies to minimize market risk fluctuations and therefore remains subject to basestock asphalt price fluctuations. The Company believes that the asphalt production from Crown Ridge, should it commence commercial operations, will provide its distribution business a consistent asphalt basestock supply at a fixed price, assuming that acceptable pricing agreements are reached with Crown Ridge.

     General and administrative expenses increased from $1,250,381 for the year ended December 31, 1998 to $2,745,029 for the year ended December 31, 1999, an increase of $1,494,648. This increase was primarily due to the Company recording a full year of general and administrative expenses from its 1998 acquisition of the assets of Petro Source Asphalt Company.

     Interest and other income/expenses increased from net expenses of $1,065,283 for the year ended December 31, 1998 to net expenses of $3,364,361 for the year ended December 31, 1999, an increase of $2,299,078. The 1999 total was comprised of $2.2 million in interest costs related to the Company's working capital line and preferential capital contribution for its asphalt distribution owed to MCNIC, costs of $870,288 related to Crown Ridge and other expenses of $290,482.

     Minority interest of $1,348,336 represents MCNIC's approximate 49% interest in the loss of Crown Distribution and Foreland's approximate 33% interest in the loss in CAT LLC.

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

     Cost of sales increased from $54,653 for the year ended December 31, 1997 to $21,716,743 for the year ended December 31, 1998, an increase of $21,662,090. This increase was due to the cost of asphalt sold from the Company's recently acquired asphalt distribution business. Cost of sales includes asphalt costs of $17,520,069 and asphalt terminal operating costs of $4,196,674.

     General and administrative expenses increased from $815,401 for the year ended December 31, 1997 to $1,250,381 for the year ended December 31, 1998, an increase of $434,980 (53%). This change was due to an increase in the Company's overhead related to its asphalt distribution business.

     Interest and other income/expenses increased from net expenses of $803,290 for the year ended December 31, 1997 to net expenses of $1,065,283 for the year ended December 31, 1998, an increase of $261,993. The 1998 total was comprised of interest costs related to the Company's working capital line and preferential capital contribution for its asphalt distribution business of $851,917, start-up costs of $264,863 related to Crown Ridge which were expensed pursuant to a change in accounting principle and $186,256 of expenses related to the valuation of warrants issued. These amounts were partially offset by interest and other income of $237,753. The 1997 total was comprised primarily of an $801,461 expense related to a loss on the sale of a subsidiary.

     Minority interest of $300,971 represents MCNIC's approximate 49% interest in Crown Distribution.


     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not believe it is subject to material risks of loss related to certain market risks, such as interest rate risks, foreign currency exchange rate risks or similar risks, and therefore the Company does not engage in transactions, such as hedging or similar transactions in derivative financial instruments, intended to reduce its exposure to such risks. However, the Company is subject to general market fluctuations related to the purchase of its basestock asphalt and may suffer reduced operating margins to the extent its increased costs are not passed through to its customers. Such prices generally fluctuate with the price of crude oil. The Company is prevented in its Operating Agreement with MCNIC from utilizing any hedging strategies to minimize any market price changes. The Company believes the inability to protect itself from market fluctuations negatively impacted its margins for 1999. See "Item 7. Management's Discussion and Analysis Results of Operations - 1999 vs. 1998".

     The Company is also subject to certain price escalation and de-escalation clauses in its asphalt distribution sales contracts. The Company supplies asphalt to projects in certain states where regulations provide for escalation and de-escalation of the price for such asphalt relative to the price difference from the time the project is awarded to the successful bidding company and the time the project is completed. The Company includes such de-escalation risk into its bid prices and does not believe it has material exposure to risk resulting from these regulations.


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

     During the fiscal years ended December 31, 1998, 1997 and 1996, and the period January 1, 1998 through June 2, 1998, there were no disagreements with Pritchett on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures or any reportable events.

     On June 2, 1998, the Company engaged Deloitte & Touche LLP ("Deloitte") as its independent auditors to audit and report on the financial statements of the Company for the fiscal year ended December 31, 1998.

     Prior to engaging Deloitte, neither the Company nor anyone acting on its behalf consulted with Deloitte regarding the application of accounting principles to any specified transaction or the type of audit opinion that might be rendered on the Company's financial statements. In addition, during the Company's fiscal year ended December 31, 1997 and during the period January 1, 1998 through June 2, 1998, neither the Company nor anyone acting on its behalf consulted with Deloitte with respect to any matters that were the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).


                                    PART III.

     Items 10 through 13 of Part III of this Form 10-K are incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the Securities Act of 1933 within 120 days after the close of the Company's most recent fiscal year (the "Proxy Statement").

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding the executive officers and directors of the Company is included as Item 4A of Part I of this Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K will be set forth in the Proxy Statement, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information with respect to executive compensation will be set forth in the Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information with respect to security ownership of certain beneficial owners and management will be set forth in the Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information with respect to certain relationships and related transactions will be set forth in the Proxy Statement, which information is incorporated herein by reference.

                                    PART IV.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     Documents filed as part of this Report:

     (1) Financial statements, as set forth on the attached Index to Financial Statements.

     (2)  Exhibits, as set forth on the attached Exhibit Index.

     Schedule II: Valuation and Qualifying Accounts

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CROWN ENERGY CORPORATION
                                  (Registrant)

                                  /s/ Jay Mealey
                                  ----------------------------------------------
                                  Jay Mealey
                                  Chief Executive Officer,
                                  Director

                                  Date:  March 30, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                  Alexander L. Searl

                                  /s/  Alexander L. Searl
                                  ----------------------------------------------
                                  Chief Operating and Financial Officer and
                                  Director
                                  Date:  March 30, 2000


                                  Richard S. Rawdin

                                  /s/ Richard S. Rawdin
                                  ----------------------------------------------
                                  Vice President, Director and Secretary
                                  Date:  March 30, 2000

CROWN ENERGY CORPORATION

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------

                                                       ADDITIONS
                                                -------------------------
                                   BALANCE AT    CHARGED TO    CHARGED TO               BALANCE AT
                                   BEGINNING      CASH AND       OTHER                    END OF
DESCRIPTION                         OF YEAR       EXPENSES      ACCOUNTS    DEDUCTIONS     YEAR
YEAR ENDED DECEMBER 31, 1999:

Deducted from assets accounts
Accounts receivable:
  Allowance                       $  150,000     $   77,000     $ 161,000     $90,000    $298,000
Deferred tax assets:
  Valuation allowance              1,704,000      1,034,000                             2,738,000

YEAR ENDED DECEMBER 31, 1998:

Deducted from assets accounts
Accounts receivable:
  Allowance                           75,000         75,000                               150,000
Deferred tax assets:
  Valuation allowance              1,318,000        386,000                             1,704,000

YEAR ENDED DECEMBER 31, 1997:

Deducted from assets accounts
Accounts receivable:
  Allowance                           75,000                                               75,000
Deferred tax assets:
  Valuation allowance                      0      1,318,000                             1,318,000

                                  EXHIBIT INDEX

EXHIBIT NO.     DOCUMENT
        2.1     Purchase and Sale Agreement regarding Petro Source Asphalt Company, dated July 2, 1998 (15)
        2.2     Memorandum of Closing regarding Refinery Technologies, Inc. (18)
        2.3     Assignment and Agreement with Refinery Technologies, Inc. (18)
        2.4     Asset Purchase Agreement (S&L Industrial) dated May 12, 1999 regarding S&L Industrial
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
        4.6     Form of Warrant issued to principals of IBEX Group, Inc. and Hoffman Partners, Inc. (18)
        4.7     May 1998 Warrant issued to Ladenburg Thalmann (18)
       10.1     License Agreements with Park Guymon Enterprises,  Inc., dated January 20, 1989, June 1, 1990 and June 1, 1990 (3)
       10.2     Amendment to License Agreement with Park Guymon Enterprises, Inc. (6)
       10.3     Employment Agreement with Jay Mealey (12)
       10.4     Consulting Agreement with IBEX Group, Inc. and Hoffman Partners, Inc. (6)
       10.5     Promissory Note issued to Jay Mealey 12/31/95 (6)
       10.6     Promissory Note issued to Thomas W. Bachtell 12/31/95 (6)
       10.7     Promissory Note issued to Thomas W. Bachtell 12/31/95 (6)
       10.8     Oil and Gas Minerals Lease, dated September 1, 1991 with Wembco, Inc. (4)
       10.9     Crown Office Space Lease (5)
       10.10    First Amendment to Crown Office Space Lease (12)
       10.11    Investment Banking Agreement with Fortress Financial Group, Ltd. (12)
       10.12    Promissory Note from Jay Mealey (12)
       10.13    Promissory Note from Rich Rawdin (12)
       10.14    Stock Pledge Agreement with Jay Mealey (12)
       10.15    Stock Pledge Agreement with Rich Rawdin (12)
       10.16    Assignment of Assets to Crown Asphalt Ridge, L.L.C. by Crown Asphalt Corporation (12)
       10.17    Assignment to Crown Asphalt Ridge, L.L.C. by Crown Asphalt Corporation (12)
       10.18    Asphalt Ridge Project  Operating and  Management  Agreement with Crown Asphalt Ridge L.L.C., dated August 1, 1997 (12)
       10.19    Sublicense and Agreement between Crown Asphalt Ridge,  L.L.C. and Crown Asphalt  Corporation
                (12)
       10.20    Stock Purchase Agreement with Enron Capital & Trade Resources Corp. (10)
       10.21    Engineering,  Construction and Procurement  Agreement with CEntry  Constructors & Engineers,
                LLC (12)
       10.22    Revised Right of Co-Sale  Agreement  between Jay Mealey and Enron Capital & Trade  Resources
                Corp. (11)
       10.23    Guaranty Agreement in favor of MCNIC Pipeline & Processing Company (12)
       10.24    Crown Office Space Sublease (12)
       10.25    Stock Purchase  Agreement  dated July 2,  1997,  between Crown Energy  Corporation  and Road
                Runner Oil, Inc. (8)
       10.26    Letter Agreement with EnCap Investments L.C. (12)
       10.27    Purchase and Sale  Agreement  dated July 2, 1998 between  Petro Source  Asphalt  Company and
                Crown Asphalt Distribution LLC (15)
       10.28    Saba Petroleum Processing Agreement for Santa Maria Refinery in California dated May 1, 1997 between Petro Source Refining Corporation and Santa Maria Refining Company and Saba




                Petroleum Company, which was assigned to the Company on or about July 2, 1998. (16)
       10.29    MetLife Equipment Lease dated May 1, 1997 between Petro Source Refining Corporation and
                MetLife Capital Corporation, which was assigned to the Company on or about July 2, 1998.
                (16)
       10.30    PacifiCorp Property Lease dated April 1, 1996 between Petro Source Refining Corporation and
                PacifiCorp, which was assigned to the Company on or about July 2, 1998. (16)
       10.31    GATX Rail Car Lease dated December 10, 1987 between Petro Source Corporation and General
                American Transportation Corporation, which was assigned to the Company on or about July 2,
                1998 (16)
       10.32    Office Space Lease (16)
       10.33    Operating Agreement for Crown Asphalt Ridge, L.L.C. (17)
       10.34    Operating Agreement for Crown Asphalt Distribution L.L.C. (18)
       10.35    Operating and Management Agreement for Crown
                Asphalt Distribution L.L.C. (18)
       10.36    Operating Agreement for Cowboy Asphalt Terminal L.L.C. (18)
       10.37    April 3, 1998 Agreement regarding investment banking services with Ladenburg Thalmann (18)
       10.38    Indemnification Agreement with Ladenburg Thalmann (18)
       10.39    Letter Agreement between CAC, CAPCO and MCNIC Pipeline & Company dated July 20, 1999
       10.40    Letter Agreement between CAPCO and MCNIC Pipeline & Processing Company dated July 20, 1999
       10.41    First Amendment to Operating Agreement (Crown Asphalt Distribution, L.L.C.)
       10.42    Loan Agreement: MCNIC Pipeline & Processing Company loan to Crown Asphalt Corporation dated
                July 20, 1999
       10.43    CAR Promissory Note
       10.44    $1,800,000 Loan Agreement: Community First National Bank to Crown Asphalt Products Company
       10.45    Letter Amendment to Community First National Bank Loan Agreement dated June 2, 1999
       10.46    Crown Energy Corporation Guaranty of Community First National Bank Loan
       10.47    Assignment & Assumption Agreement
       10.48    Offsite Services Agreement
       10.49    Amendment to Mealey Employment Agreement
       10.50    MCNIC election to proceed with additional pilot plan (1/7/00)
       10.51    Settlement Agreement with Zimmerman
       10.52    Amendment to Settlement Agreement with Zimmerman
       10.53    5th Amendment to Building Lease
       10.54    January 20, 2000 Letter to MCNIC
       11       Statement regarding computation of per share earnings (the information required for Exhibit 11 is set forth on page F-25 of the Financial Statements of
                Crown Energy Corporation of this Form 10-K)
       16       Letter of Pritchett, Siler & Hardy, P.C. dated June 5, 1998 (14)
       21       Subsidiaries of the Company (the  information  required for Exhibit 21 is set forth in
                "Item 1 - Subsidiaries of the Company")
       27       Financial Data Schedule

--------------------

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

(18) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Commission on or about June 14, 1999.

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

                            CROWN ENERGY CORPORATION

                              FINANCIAL STATEMENTS



                                                                      PAGE
Independent Auditors' Report of Deloitte & Touche LLP                 F-1

Independent Auditors' Report of Pritchett, Siler and Hardy, P.C.      F-2

Consolidated Balance Sheets, December 31, 1999 and 1998               F-3

Consolidated Statements of Operations for the years ended
       December 31, 1999, 1998 and 1997                               F-5

Consolidated Statements of Stockholders' Equity (Deficit),
       for the years ended December 31, 1999, 1998 and 1997           F-6

Consolidated Statements of Cash Flows, for the years ended
       December 31, 1999, 1998 and 1997                               F-7

Notes to Consolidated Financial Statements                            F-9

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Crown Energy Corporation
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Crown Energy Corporation and Subsidiaries (the Company) at December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. Our audits also included the financial statement schedule, listed in the index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the financial statements, the Company's recurring losses from operations, stockholders' deficiency, negative working capital and the March 27, 2000 notice received from its minority shareholder, raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, in 1998 the Company and an unconsolidated equity method affiliate changed their method of accounting for the costs of start-up activities to conform with Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities."

DELOITTE & TOUCHE LLP

Salt Lake City, Utah
March 29, 2000

                    INDEPENDENT AUDITORS' REPORT


Board of Directors
CROWN ENERGY CORPORATION
Salt Lake City, Utah

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Crown Energy Corporation for the year ended December 31, 1997. Our audit also included the financial statement schedule, listed in the index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated results of operations and cash flows of Crown Energy Corporation for the year ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein for the year ended December 31, 1997.


PRITCHETT, SILER & HARDY, P.C.

March 5, 1997
Salt Lake City, Utah

CROWN ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
-------------------------------------------------------------------------------

ASSETS                                                            1999          1998
CURRENT ASSETS:
  Cash and cash equivalents                                   $ 4,978,977     $3,735,632
  Accounts receivable, net of allowance for uncollectible
    accounts and demerits of $298,000 and $150,000 at
    December 31, 1999 and 1998, respectively                    5,186,325      2,823,778
  Inventory                                                     2,133,866      4,445,819
  Prepaid and other current assets                                 35,582         39,371
                                                              -----------    -----------
           Total current assets                                12,334,750     11,044,600

PROPERTY, PLANT, AND EQUIPMENT, Net                             9,237,735      3,013,792

INVESTMENT IN AND ADVANCES
  TO AN EQUITY AFFILIATE                                        7,174,920      4,551,441

GOODWILL, Net                                                   4,127,680      4,040,231

OTHER INTANGIBLE ASSETS, Net                                      175,000        225,000

OTHER ASSETS                                                       63,768        696,200
                                                              -----------    -----------
TOTAL                                                         $33,113,853    $23,571,264
                                                              ===========    ===========

See notes to consolidated financial statements.

CROWN ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                                               1999              1998
CURRENT LIABILITIES:
  Accounts payable                                                             $  1,132,251      $ 1,857,407
  Preferred stock dividends payable                                                 400,000          467,433
  Accrued expenses                                                                  293,876           28,305
  Accrued interest                                                                1,988,116          151,811
  Current portion of long-term debt                                                 166,204        1,000,000
  Working capital loan to related party                                          14,935,222        8,935,221
                                                                               ------------      -----------
           Total current liabilities                                             18,915,669       12,440,177
                                                                               ------------      -----------

COMMITMENTS AND CONTINGENCIES
  (Notes 3, 4, 6, 8, 9, 11, 12, 14, 16, and 17)

MINORITY INTEREST IN CONSOLIDATED
  JOINT VENTURES                                                                    301,699        1,255,477
                                                                               ------------      -----------
CAPITALIZATION:
  Long-term debt principally due to related party                                11,332,681        4,325,723
  Redeemable preferred stock                                                      4,839,623        4,783,019
  Common stockholders' equity (deficit)                                          (2,275,819)         766,868
                                                                               ------------      -----------
           Total capitalization                                                  13,896,485        9,875,610
                                                                               ------------      -----------
TOTAL                                                                          $ 33,113,853      $23,571,264
                                                                               ============      ===========

See notes to consolidated financial statements.

CROWN ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------

                                                              1999              1998            1997
SALES, Net of demerits                                    $ 35,518,541      $23,835,734      $    86,781

COST OF SALES                                               33,811,003       21,716,743           54,653
                                                          ------------      -----------      -----------
GROSS PROFIT                                                 1,707,538        2,118,991           32,128

GENERAL AND ADMINISTRATIVE EXPENSES                          2,745,029        1,250,381           815,401
                                                          ------------      -----------      -----------
INCOME (LOSS) FROM OPERATIONS                               (1,037,491)         868,610         (783,273)
                                                          ------------      -----------      -----------

OTHER INCOME (EXPENSE):
  Interest income                                                               132,225           35,451
  Interest expense                                          (2,203,591)        (851,917)         (37,280)
  Equity in losses of unconsolidated equity affiliate         (870,288)        (264,863)
  Other income (expense)                                      (290,482)         105,528
  Expenses related to valuation of warrants                                    (186,256)
  Loss on sale of subsidiary                                                                    (801,461)
                                                          ------------      -----------      -----------
           Total other expense, net                         (3,364,361)      (1,065,283)        (803,290)
                                                          ------------      -----------      -----------

LOSS BEFORE INCOME TAXES
  AND MINORITY INTERESTS                                    (4,401,852)        (196,673)      (1,586,563)

DEFERRED INCOME TAX BENEFIT                                                                      434,056

MINORITY INTEREST IN LOSSES (EARNINGS)
  OF CONSOLIDATED JOINT VENTURE                              1,348,336         (300,971)
                                                          ------------      -----------      -----------

LOSS BEFORE CUMULATIVE EFFECT OF
  A CHANGE IN ACCOUNTING PRINCIPLE                          (3,053,516)        (497,644)      (1,152,507)

CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE - Expensing of
  start-up costs                                                               (615,323)
                                                          ------------      -----------      -----------

NET LOSS                                                  $ (3,053,516)     $(1,112,967)     $(1,152,507)
                                                          ============      ===========      ===========

LOSS PER COMMON SHARE BEFORE
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING  PRINCIPLE - Basic and diluted               $      (0.26)     $     (0.07)     $     (0.11)
                                                          ============      ===========      ===========

CUMULATIVE EFFECT OF EXPENSING
  START-UP COSTS - Basic and diluted                              NONE      $     (0.05)            NONE
                                                          ============      ===========      ===========

NET LOSS PER COMMON SHARE -
  Basic and diluted                                       $      (0.26)     $     (0.12)     $     (0.11)
                                                          ============      ===========      ===========


See notes to consolidated financial statements.

CROWN ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
-----------------------------------------------------------------



                                                                                      COMMON STOCK          ADDITIONAL
                                                                              ---------------------------    PAID-IN
                                                                               SHARES            AMOUNT      CAPITAL
BALANCE, January 1, 1997                                                      11,430,571      $   228,611  $ 5,497,772
Shares issued for non-cash consideration at $1.00 per share                       35,000              700       34,300
Shares issued for payables at $.86 per share                                      10,000              200        8,406
Shares issued for payment of note payable                                         56,877            1,138       24,847
Shares issued upon conversion of convertible debentures at $.90 per share        173,101            3,462      152,441
Cancellation of shares previously issued                                         (25,000)            (500)     (19,188)
Issuance of common stock upon exercise of stock options                           41,667              833         (833)
Preferred shares offering cost                                                                                (587,318)
Allocation of proceeds from issuance of preferred stock to estimated
  fair value of detachable stock warrant                                                                       283,019
Accretion of preferred stock to stated value                                                                    (9,434)
Dividends on redeemable preferred stock                                                                        (65,414)
Net loss

BALANCE, December 31, 1997                                                    11,722,216          234,444    5,318,598
                                                                              ----------      -----------  -----------
Issuance of common stock upon exercise of stock options in
  exchange for notes receivable                                                  946,296           18,926      530,240
Shares issued at $1.34 per share                                                 300,000            6,000      397,125
Dividends on redeemable preferred stock                                                                       (402,019)
Warrants issued for consulting services
Accretion of preferred stock to stated value                                                                   (56,604)
Net loss
                                                                              ----------      -----------  -----------
BALANCE, December 31, 1998                                                    12,968,512          259,370    5,787,340

Common shares issued as payment of dividends on preferred
  stock accrued in prior years                                                   317,069            6,341      461,092
Dividends on redeemable preferred stock                                                                       (400,000)
Accretion of preferred stock to stated value                                                                   (56,604)
Net loss
                                                                              ----------      -----------  -----------
BALANCE, December 31, 1999                                                    13,285,581      $   265,711  $ 5,791,828
                                                                              ==========      ===========  ===========

                                                                                                       COMMON
                                                                     COMMON STOCK            STOCK
                                                                 WARRANTS OUTSTANDING      SUBSCRIP-
                                                               WARRANTS         AMOUNT    RECEIVABLE     DEFICIT       TOTAL
BALANCE, January 1, 1997                                        183,750          NONE        NONE      $(2,708,776) $ 3,017,607
Shares issued for non-cash consideration at $1.00 per share                                                              35,000
Shares issued for payables at $.86 per share                                                                              8,606
Shares issued for payment of note payable                                                                                25,985
Shares issued upon conversion of convertible debentures at
  $.90 per share                                                                                                        155,903
Cancellation of shares previously issued                                                                                (19,688)
Issuance of common stock upon exercise of stock options
Preferred shares offering cost                                  100,000       $57,318                                  (530,000)
Allocation of proceeds from issuance of preferred stock to
  estimated fair value of detachable stock warrant                                                                      283,019
Accretion of preferred stock to stated value                                                                             (9,434)
Dividends on redeemable preferred stock                                                                                 (65,414)
Net loss                                                                                                (1,152,507)  (1,152,107)

BALANCE, December 31, 1997                                      283,750        57,318        NONE       (3,861,283)   1,749,077

Issuance of common stock upon exercise of stock options in
  exchange for notes receivable                                                          (549,166)
Shares issued at $1.34 per share                                                                                        403,125
Dividends on redeemable preferred stock                                                                                (402,019)
Warrants issued for consulting services                         400,000       186,256                                   186,256
Accretion of preferred stock to stated value                                                                            (56,604)
Net loss                                                                                                (1,112,967)  (1,112,967)
                                                               --------      --------   ---------      -----------  -----------
BALANCE, December 31, 1998                                      683,750       243,574    (549,166)      (4,974,250)     766,868

Common shares issued as payment of dividends on preferred
  stock accrued in prior years                                                                                          467,433
Dividends on redeemable preferred stock                                                                                (409,000)
Accretion of preferred stock to stated value                                                                            (56,604)
Net loss                                                                                                (3,053,516)  (3,053,516)
                                                               --------      --------   ---------      -----------  -----------
BALANCE, December 31, 1999                                      683,750      $243,574   $(549,166)     $(8,027,766) $(2,275,819)
                                                               ========      ========   =========      ===========  ===========


See notes to consolidated financial statements.

CROWN ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------

                                                                          1999             1998              1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $(3,053,516)     $ (1,112,967)     $(1,152,507)
                                                                      -----------      ------------      -----------
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
    Depreciation, depletion, and amortization                             686,029           235,374           39,857
    Provision for uncollectible accounts receivable                        77,018            25,475
    Equity in losses of unconsolidated equity affiliate
      (includes amortization of excess interest)                          930,933           376,693
    Minority interest in losses of consolidated joint venture,
      net of distributions to minority interest shareholders           (1,348,336)         (244,523)
    Deferred income tax benefit                                                                             (434,056)
    Loss on sale of subsidiary                                                                               801,461
    Other expenses paid through equity instruments                                         589,381           117,738
    Changes in operating assets and liabilities
      (net of effect of acquisitions, see Note 4):
      Accounts receivable                                              (2,439,565)       (2,838,445)         (12,529)
      Inventory                                                         2,528,470         3,187,170
      Prepaid and other current assets                                      3,789           138,045           35,464
      Other assets                                                        136,021          (544,355)           1,792
      Accounts payable                                                   (725,156)        1,847,872          (78,576)
      Accrued interest                                                  1,836,305
      Accrued expenses                                                    265,571           120,549         (140,209)
                                                                      -----------      ------------      -----------
           Total adjustments                                            1,951,079         2,893,236          330,942
                                                                      -----------      ------------      -----------
          Net cash provided by (used in) operating activities          (1,102,437)        1,780,269         (821,565)
                                                                      -----------      ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant, and equipment                           (2,898,940)         (904,277)          (6,960)
  Acquisition of Petro Source Asphalt Company                                           (14,235,726)
  Acquisition of Rawlins Terminal                                        (266,571)
  Acquisition of Cowboy Terminal                                         (195,000)
  Investment in and advances to Crown Asphalt Ridge, LLC                 (562,490)       (1,766,343)        (433,219)
  Proceeds from sale of oil and gas investments                                                               75,000
  Additions to mining properties                                                                             (25,060)
  Payment for reclamation deposit                                                                           (138,701)
                                                                      -----------      ------------      -----------
           Net cash used in investing activities                       (3,923,001)      (16,906,346)        (528,940)
                                                                      -----------      ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings on working capital loan from
    related party                                                       6,000,001         8,935,221
  Proceeds from borrowings of long-term debt                                              6,000,000
  Payments on long-term debt                                             (125,776)         (674,277)        (311,502)
  Sale of equity interest in subsidiary to a minority shareholder         394,558         1,500,000
  Proceeds from convertible debentures                                                                       150,000
  Net proceeds from issuance of preferred stock                                                            4,470,000
                                                                      -----------      ------------      -----------
           Net cash provided by financing activities                    6,268,783        15,760,944        4,308,498
                                                                      -----------      ------------      -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                               1,243,345           634,867        2,957,993

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          3,735,632         3,100,765          142,772
                                                                      -----------      ------------      -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                              $ 4,978,977      $  3,735,632      $ 3,100,765
                                                                      ===========      ============      ===========
                                                                                                         (Continued)

CROWN ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------

                                                 1999        1998          1997
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
  Cash paid during the period for interest     $197,135     $678,870     $27,131
                                               ========     ========     =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

FOR THE YEAR ENDED DECEMBER 31, 1999:

- The Company issued 317,069 shares of common stock totaling $467,433 as a dividend distribution to preferred stockholders and accrued dividends totaling $400,000 on the redeemable preferred stock.

- The Company incurred long-term debt of $1,282,070 in connection with the acquisition of the Cowboy Terminal (see Note 4).

- The Company incurred long-term debt of $2,025,000 in connection with the acquisition of the Rawlins Terminal (see Note 4).

- The Company incurred long-term debt of $2,991,868 to fund its ongoing capital investment requirements in Crown Asphalt Ridge.

FOR THE YEAR ENDED DECEMBER 31, 1998:

- The Company issued 946,296 shares of common stock upon the exercise of stock options in exchange for notes receivable totaling $549,166.

- The Company issued 300,000 shares of common stock in payment of research and development expenses of $403,125.

- The Company issued 400,000 common stock warrants, valued at $186,256, in payment of consulting fees.

- The Company accrued dividends totaling $402,019 on the redeemable preferred stock.

FOR THE YEAR ENDED DECEMBER 31, 1997:

- The Company accrued dividends totaling $65,414 on the redeemable preferred stock.

- The Company issued 41,667 shares of common stock upon the exercise of stock options in consideration for the individual canceling 83,333 stock options.

- The Company issued 56,877 shares of common stock in payment of a promissory note and accrued interest totaling $25,985.

- The Company contributed extraction technology, oil sand properties, and a license agreement, with a combined net book value of $2,715,428, to Crown Ridge.

- The Company issued 10,000 and 35,000 shares of common stock in payment of $8,606 in accounts payable and $35,000 in oil sand extraction licensing fees. The Company also canceled 25,000 previously issued shares valued at $19,688.

- The Company issued a $150,000, 9%, convertible debenture which matured November 13, 1997. The debenture was converted into 173,101 shares of the Company's common stock, valued at $.901 per share, which was 65% of the average closing bid price for the ten days prior to the date of conversion.

- The Company issued 100,000 common stock warrants valued at $57,318 in payment of offering costs on the issuance of preferred stock.

See notes to consolidated financial statements.     (Concluded)

CROWN ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------


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

     MAJORITY-OWNED SUBSIDIARIES - CAPCO is the majority-owner of Crown Asphalt Distribution, LLC (Crown Distribution) and Cowboy Asphalt Terminal, LLC (CAT LLC). Crown Distribution is a joint venture formed on July 2, 1998, between CAPCO and MCNIC Pipeline and Processing Company (MCNIC) for the purpose of acquiring certain assets of Petro Source Asphalt Company (Petro Source) (see Note 4). CAPCO owns 50.01% and MCNIC owns 49.99% of Crown Distribution. CAPCO is the general manager and operating agent of Crown Distribution. CAT LLC is a joint venture formed on June 16, 1998 between CAPCO and Foreland Asphalt Corporation (Foreland). CAT LLC owns an asphalt terminal and storage facility. On December 21, 1998, CAPCO assigned its interest in CAT LLC to Crown Distribution. Crown Distribution owns 66.67% and Foreland owns 33.33% of CAT LLC. Crown Asphalt Distribution II, LLC (CAD II) was formed in 1999 for the purpose of acquiring the Rawlins Terminal (see Note 4) and is a wholly owned subsidiary of CAPCO. CAPCO is currently negotiating a joint venture agreement with MCNIC relating to CAD II.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly- and majority-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

     INVESTMENT IN AND ADVANCES TO EQUITY AFFILIATE -The Company's investment in Crown Asphalt Ridge LLC (Crown Ridge) is accounted for using the equity method (see Note 3). Accordingly, the Company's investment is recorded at cost and adjusted by the Company's share of undistributed earnings and losses. The excess of the Company's investment in Crown Ridge over its equity in the related underlying net assets is being amortized over 40 years.

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

     At December 31, 1999, the Company's current liabilities exceeded current assets by $6,580,919. For the three years in the period ended December 31, 1999, the Company had losses of $1,152,507, $1,112,967, and
     $3,053,516. In conjunction with the Petro Source acquisition in 1998, MCNIC provided a loan, as evidenced by a promissory note, of $7,141,930 to the Company. In addition, MCNIC at its election, has provided a replacement loan for working capital purposes in lieu of a third party bank. The initial loan was satisfied and replaced by the replacement loan in July 1999. The replacement loan had a balance of $14,935,222 as of December 31, 1999. On March 27, 2000, the Company was advised by MCNIC that it was in default of the working capital loan. MCNIC has also demanded immediate payment of the working capital loan plus accrued interest. Management believes that the Company is not in default of the working capital loan since only the initial loan had specified terms and such loan was extinquished by the replacement loan, which management believes is a line of credit as interpreted in the Operating Agreement between MCNIC and CAPCO. The Company does not believe MCNIC will provide additional working capital in excess of the existing loan. Management believes it will be able to secure additional working capital through other sources in amounts sufficient for the Company to continue as a going concern.

     As discussed in Note 3, management believes that the pilot operations at the Crown Ridge production facility will be completed before the end of the second quarter of 2000. If these pilot operations indicate that a viable technical and economic solution exists, additional modifications to the facility will be required. The Company has no assurance that the members of Crown Ridge are willing to contribute the capital for any required modifications. Should the modifications be made and the plant become operational in 2000, management believes the production facility will provide capital sufficient for Crown Ridge to continue as a going concern.

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

     INCOME TAXES - The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences in the bases of assets and liabilities as reported for financial statement and income tax purposes. As of December 31, 1999 and 1998, all deferred tax assets were offset by a valuation allowance.

     LOSS PER SHARE - Net loss per common share computed under the basic method uses the weighted average number of the Company's common shares outstanding. The effect of common shares from stock options, warrants, and convertible securities is not considered in the loss per share computations as such common stock equivalents are anti-dilutive.

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

     INVENTORY - Inventory consists principally of refined products and chemical supplies which are valued at the lower of cost (computed on a first-in, first-out basis) or market.

     LONG-LIVED ASSETS - The Company evaluates the carrying value of long-term assets including intangibles based on current and anticipated undiscounted cash flows and recognizes impairment when such cash flows will be less than the carrying values. Measurement of the amount of impairments, if any, is based upon the difference between carrying value and fair value.

     GOODWILL - The Company has recorded the amounts paid in excess of the fair value of net tangible assets acquired at the dates of acquisition as goodwill. Such goodwill is amortized using the straight-line method over 20 years. Accumulated amortization is $320,947 and $103,596 at December 31, 1999 and 1998, respectively.

     OTHER INTANGIBLE ASSETS - Other intangible assets consist of a noncompetition agreement that is being amortized over its five-year term using the straight-line method. Accumulated amortization is $75,000 and $25,000 at December 31, 1999 and 1998, respectively.

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

     COMPREHENSIVE INCOME - Comprehensive income is reported in accordance with SFAS No. 130, "REPORTING COMPREHENSIVE INCOME". SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from additional paid-in capital, retained earnings, and stockholders' equity. The Company does not currently have any components of comprehensive income other than net loss.

     DERIVATIVE INSTRUMENTS AND HEDGING - In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133, as amended, is effective for the Company's financial statements for the year ending December 31, 2001. The Company is currently evaluating the effects of SFAS No. 133 on its consolidated financial statements.

     STOCK-BASED COMPENSATION - The Company has elected to continue to apply Accounting Principles Board (APB) Opinion 25 (as permitted by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION). The appropriate disclosures required by SFAS No. 123 are included in Note 8.

     CHANGE IN ACCOUNTING PRINCIPLE - In 1998, the Company adopted Statement of Position (SOP) No. 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES, which requires costs of start-up activities to be expensed as incurred. The effect on 1998 of adopting SOP No. 98-5 resulted in additional expenses of

     $204,218. The cumulative effect on years prior to 1998 of the accounting change totaled $615,323 and relates to the following entities:

           Start-up costs expensed by the Company              $503,493
           Equity in start-up costs of Crown Ridge              111,830
                                                               --------
           Total cumulative effect of change in
             accounting principle                              $615,323
                                                               ========

     RECLASSIFICATIONS - Certain amounts in the 1998 and 1997 consolidated financial statements have been reclassified to conform with classifications adopted in the current year.

2.   PROPERTY, PLANT, AND EQUIPMENT

     The following is a summary of property, plant, and equipment as of December 31:

                                                               1999            1998
           Land                                            $ 1,000,000      $  100,000
           Plant and improvements                              440,406          70,742
           Tankage                                           5,524,572       1,390,016
           Equipment                                         1,984,605       1,160,221
           Computer equipment, furniture, and fixtures         319,662         241,723
           Construction in progress                            555,862         223,991
                                                           -----------      ----------
           Total property, plant, and equipment              9,825,107       3,186,693
           Less accumulated depreciation                      (587,372)       (172,901)
                                                           -----------      ----------
           Total                                           $ 9,237,735      $3,013,792
                                                           ===========      ==========

3.   INVESTMENT IN AND ADVANCES TO AN EQUITY AFFILIATE

     In August 1997, the Company through its wholly owned subsidiary, CAC, entered into a joint venture with MCNIC for the purpose of developing, mining, processing, and marketing asphalt, performance grade asphalt, diesel fuel, hydrocarbons, bitumen, asphaltum, minerals, mineral resources, and other oil sand products. The joint venture resulted in the formation of Crown Ridge, which is a development stage company. During the year ended December, 31, 1997, the Company contributed cash of $433,219 and the right to its oil sand properties and a license agreement, which allows the Company to use certain patented oil extraction technology and oil sand property leases, with a book value of $2,715,428 to CEC. This technology was recorded at $500,001 by Crown Ridge. During the year ended December 31, 1999, the Company contributed $4,013,318 to Crown Ridge. MCNIC and the Company initially own interests of 75% and 25%, respectively, in the profits and losses of Crown Ridge. Once operations of Crown Ridge are generating sufficient cash flows to pay specific returns, as defined, to MCNIC then CAC's interest in Crown Ridge will increase to 50%. The excess of the Company's investment in Crown Ridge over its share in the related underlying equity in net assets (approximately $2,080,000 at December 31, 1999) is being amortized over 40 years. In addition, as of December 31, 1999, the Company had made advances to Crown Ridge of approximately $111,000, which amount has been reflected as investment in and advances to equity investment in the accompanying balance sheet.

     During the year ended December 31, 1997, Crown Ridge entered into an engineering, construction, and procurement agreement to construct a mining and production plant. Crown Ridge has incurred approximately $20 million of construction and mine development costs as of December 31, 1999. The Company's ability to realize its investment in and advances to Crown Ridge is dependent upon Crown Ridge's successful construction and operation of the production plant on a full scale basis. In connection with Crown Ridge acquiring the rights to use patented oil extraction technology, Crown Ridge is required to pay royalties of 2% to 5% of future revenues, as defined, if such technology is utilized.

     Crown Ridge has experienced certain difficulties relating to its production plant. Crown Ridge has conducted extensive research and engineering to develop a solution to these difficulties which is currently being tested in a pilot study. If the pilot study indicates that the solution is technically and economically viable, certain modifications to the Facility may be required provided financing for the modifications is contributed to Crown Ridge. The Company does not anticipate completing the testing and necessary modifications any sooner than late 2000.

     The following summarizes the separate financial information of Crown Ridge at December 31:

                                                                            1999              1998
            Assets                                                      $21,160,839      $ 20,351,146
            Liabilities                                                   1,130,890         2,067,947
            Equity                                                       20,029,949        18,283,199
            Revenues                                                           None              None
            Net loss                                                     (3,481,152)       (1,264,194)

            The Company's equity in net assets                          $ 4,977,648      $  1,834,619
            Excess of investment over the Company's
              equity in net assets                                        2,086,284         2,167,928
            Advances to affiliate                                           110,988           548,894
                                                                        -----------      ------------
            Total investment in and advances to an equity affiliate     $ 7,174,920      $  4,551,441
                                                                        ===========      ============
            The Company's 25% equity in net loss plus amortization
              of excess of investment over the Company's equity
              in net assets totaling $60,645 in 1999 and 1998           $  (930,933)     $   (376,693)
                                                                        ===========      ============
            Reported in the accompanying consolidated statement
              of operations as follows:
              Equity in losses of unconsolidated equity affiliate       $  (870,288)     $   (264,863)
              Cumulative effect of change in accounting principle                            (111,830)
              Amortization of excess investment included in
                selling, general, and administrative expense                (60,645)
                                                                        -----------      ------------
              Total                                                     $  (930,933)     $   (376,693)
                                                                        ===========      ============

     Subsequent to year end, CAC and MCNIC entered into an agreement whereby contributions to fund certain approved expenses related to pilot plant operations by either party will increase the contributing member's ownership percentage should the other member not contribute its matching percentage.

4.   ACQUISITIONS

     ACQUISITION OF COWBOY TERMINAL - On January 9, 1999, CAT LLC acquired the Cowboy Terminal for a total purchase price of $1,973,511. CAT LLC paid cash deposits on the purchase price totaling $496,441 during 1998, paid $195,000 in cash at closing, and executed and delivered a promissory note in the amount of $1,282,070 in 1999. The assets acquired were recorded at their estimated fair values at the date of acquisition and the results of operations are included in the accompanying consolidated statement of operations from the date of acquisition. The acquisition was accounted for as a purchase. The preliminary purchase price was allocated entirely to property and equipment.

     The CAT LLC Operating Agreement obligates both Crown Distribution and Foreland to make additional capital contributions equal to one-half of any additional requirements, not to exceed $650,000, required for (i) CAT LLC to fulfill its obligations under any corrective action plan that may be accepted by CAT LLC and the Utah Department of Environmental Quality with respect to certain environmental conditions at the Cowboy Terminal and (ii) any additional amounts required to cover legal costs incurred in obtaining title to the Cowboy Terminal or otherwise relating to the environmental remediation work potentially needed.

     The CAT LLC Operating Agreement also obligates Crown Distribution and Foreland to make additional capital contributions in proportion to their ownership percentages in order to fund any additional amounts required for CAT LLC to fulfill its obligations under the purchase contract for the Cowboy Terminal Assets, for environmental management and containment costs, expenses for operations, or the construction of certain approved capital improvements to the Cowboy Terminal. None of the foregoing additional contributions will result in an increase in the number of units or percentage interests held by Crown Distribution or Foreland.

     CAT LLC is managed by Crown Distribution. Crown Distribution has authority to conduct the day-to-day business and affairs of Crown Distribution. However, certain matters, considered to be protective rights, must be approved by members holding 75% or more of the outstanding units of CAT LLC. Crown Distribution is not compensated for its services as manager.

     RAWLINS ASPHALT TERMINAL - On May 12, 1999, the Company acquired the Rawlins Asphalt Terminal and inventory for $2,291,571 from S&L Industrial (S&L). The purchase price consists of the Company assuming S&L's debt of approximately $1,800,000, entering into a note payable to S&L for $225,000, and a cash payment of $266,571. The acquisition was accounted for as a purchase. The assets acquired were recorded at their estimated fair values at the date of acquisition and the results of operations are included in the consolidated statements of operations from the date of acquisition. The preliminary purchase price was allocated $1,770,200 to property, plant, and equipment, $216,571 to inventory, and $304,800 to goodwill.

     PETRO SOURCE ASPHALT COMPANY - On July 2, 1998, Crown Distribution acquired the inventory and assets of Petro Source Asphalt Company (Petro Source) for $14,235,726. The acquisition was accounted for as a purchase. The assets acquired were recorded at their estimated fair values at the date of acquisition and the results of operations are included in the accompanying consolidated statements of operations from the date of acquisition. In conjunction with the acquisition, the Company recorded goodwill of $4,143,827. The assets acquired relate to the refining, production, and distribution of asphalt products. The sale of the equity interest of $1.5 million as reported in the consolidated statement of cash flows represents MCNIC's contribution toward the purchase of their interest in Crown Distribution.

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

     As the Company only purchased certain assets from the Cowboy and Rawlins Terminals, pro forma information related to the asset acquisitions is not applicable as operations were not tracked separately for these assets.

5.   OIL AND GAS PROPERTIES

     Upon placing oil and gas properties and productive equipment in use, the unit-of-production method, based upon estimates of proven developed and undeveloped reserves was used in the computation of depletion. Depletion expense for the year ended December 31, 1997 was $23,817. Because the Company has elected to value its properties under the "full cost" method of accounting for oil and gas properties, it has a maximum allowance value which is related to the underlying oil and gas reserves. Where the capitalized value of its properties exceeds the fair market value of the oil and gas reserves, the Company is required to adjust the value of properties to the cost center ceiling by increasing the valuation allowance. The Company did not record a valuation adjustment for the year ended December 31, 1997.

     On July 2, 1997, the Company sold Gavilan Petroleum, Inc. with all the remaining oil and gas interests for $150,000.

6.   LONG-TERM DEBT AND LINE-OF-CREDIT TO RELATED PARTY

     Long-term debt to related party consists of the following at December 31:

                                                                                     1999                1998
        Preferential debt with MCNIC, interest at 15%, with annual principal and interest installments equal to 50% of the net cash flows (as defined) of Crown Distribution.  This debt is secured by all of the assets of Crown Distribution.  Total amount included in thereafter portion of debt matures
          schedule below due to uncertainty of payment terms                    $5,325,723         $5,325,723

        Note payable to unrelated third party with interest at 9%, payable in 84 equal monthly principal and interest installments of $20,627, maturing January 1, 2006.  The debt is secured
          by assets at the Cowboy Terminal Facility.                             1,156,294

        Note payable with MCNIC with interest at prime plus 1% (9.5%
          at December 31, 1999).  Monthly interest payments of $20,756 through August  2001, with quarterly adjustments for
          interest rate fluctuations.  Commencing August 2001, CAC
          will make monthly principal and interest payments until the debt matures July 2014.  The debt is secured by CAC's
          proportional increase in its interest in Crown Ridge
          resulting from the loan proceeds.                                      2,991,868

        Note payable with interest at prime plus 1% (9.5% at December
          31, 1999) to a bank.  Monthly interest payments of $13,600 through May 2001, with quarterly adjustments for interest rate fluctuations.  Commencing May 2001, CAPCO will make monthly principal and interest payments until the debt matures in
          May 2014.  The debt is secured by assets at Rawlins Terminal.          1,800,000

        Deferred purchase price on Rawlins Terminal acquisition (see
          Note 4) with interest at the LIBOR rate (6.5% at December
          31, 1999).  Interest accrues monthly until February 15,
          2000, when the first annual installment will be due.  CAPCO will make annual principal payments until the debt matures
          in February 2010.                                                        225,000
                                                                               -----------         ----------
        Total                                                                   11,498,885          5,325,723
        Less estimated current portion                                            (166,204)        (1,000,000)
                                                                               -----------         ----------

        Long-term portion                                                      $11,332,681         $4,325,723
                                                                               ===========         ==========

     The schedule maturities of long-term debt at December 31, 1999 are as follows:

                 Year ending December 31:
                  2000                           $   166,204
                  2001                               278,506
                  2002                               402,646
                  2003                               441,196
                  2004                               483,463
                  Thereafter                       9,726,870
                                                 -----------
            Total                                $11,498,885
                                                 ===========

     The unsecured working capital loan to MCNIC of $14,935,222 bears interest at 8%. There is no formal written debt agreement executed and no stated maturity on the loan. On March 27, 2000, the Company was advised by MCNIC that it was in default of the working capital loan. MCNIC has also demanded immediate payment of the working capital loan plus accrued interest.

7.   COMMON STOCKHOLDERS' EQUITY (DEFICIT) AND REDEEMABLE PREFERRED STOCK

     At December 31, 1999 and 1998, common stockholders' equity (deficit) and redeemable preferred stock consists of the following:

                                                                                1999            1998
Redeemable preferred stock - $.005 par value; 1,000,000 shares authorized;
  $10.00 stated value; 500,000 Series A cumulative convertible shares issued and outstanding; original estimated fair value of $4,716,981, accretion of $56,604 for the years ended December 31, 1999 and 1998 toward the
  stated value and liquidation value of $5,000,000                          $4,839,623      $ 4,783,019
                                                                           ===========      ===========
Common stockholders' equity (deficit):
  Common stock, $.02 par value; 50,000,000 shares
    authorized; 13,285,581 and 12,968,512 shares issued and
    outstanding at December 31, 1999 and 1998, respectively                 $  265,711      $   259,370
  Additional paid-in capital                                                 5,791,828        5,787,340
  Stock warrants outstanding; 683,750 as of
    December 31, 1999                                                          243,574          243,574
  Common stock subscription receivable from officers                          (549,166)        (549,166)
  Accumulated deficit                                                       (8,027,766)      (4,974,250)
                                                                           -----------      -----------
Total                                                                      $(2,275,819)     $   766,868
                                                                           ===========      ===========

8.   CAPITAL TRANSACTIONS

     STOCK OPTIONS- The Company has an incentive stock option plan for salaried employees. Options are granted at a price not less than the fair market value on the date of grant, become exercisable between one to four years following the date of grant, and generally expire in ten years. Fair market value is determined based on quoted market prices.

     Changes in stock options are as follows for the three years in the period ended December 31, 1999:

                                             1999                   1998                   1997
                                    ----------------------  --------------------   -------------------
                                                  WEIGHTED              WEIGHTED              WEIGHTED
                                                   AVERAGE               AVERAGE               AVERAGE
                                                  EXERCISE              EXERCISE              EXERCISE
                                     SHARES        PRICE      SHARES     PRICE       SHARES     PRICE
Outstanding at beginning of year    1,465,948      $ 1.00   2,294,444   $  0.80    1,860,444   $ 0.60
Granted                               775,000        0.62     117,800      1.50      450,000     1.62
Exercised                                                    (946,296)     0.58
Forfeited                             (12,800)       1.50                            (16,000)    0.51
                                    ---------      ------   ---------   -------    ---------   ------
Outstanding at end of year          2,228,148      $ 0.88   1,465,948   $  1.00    2,294,444   $ 0.81
                                    =========      ======   =========   =======    =========   ======

Options exercisable at year end     1,498,148               1,123,148              1,416,000
                                    =========               =========              =========
Weighted average fair value of
  options granted during year          $ 0.43               $    0.93              $    0.12
                                    =========               =========              =========

     The following table summarizes information about stock options outstanding at December 31, 1999:

             OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
------------------------------------------------   -----------------------
                            WEIGHTED
                            AVERAGE
                           REMAINING  WEIGHTED                 WEIGHTED
RANGE OF                  CONTRACTUAL  AVERAGE                  AVERAGE
EXERCISE          NUMBER      LIFE    EXERCISE     NUMBER      EXERCISE
PRICES         OUTSTANDING (IN YEARS)  PRICE     EXERCISABLE     PRICE
$.041 - $.041     450,000     9.7      $0.41
$0.56 - $0.60     573,148     0.6       0.58        573,148      $0.58
$0.66 - $1.13     650,000     4.4       0.86        400,000       0.77
$1.50 - $1.62     555,000     7.1       1.60        525,000       1.60
-------------   ---------     ---      -----      ---------      -----
$0.41 - $1.62   2,228,148     3.4      $0.88      1,498,148      $0.99
=============   =========     ===      =====      =========      =====


     The Corporation has adopted the disclosure-only provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1999, 1998, and 1997 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below:

                                                                  1998              1998                1997
            Net loss:
              As reported                                    $  (3,053,516)    $  (1,112,967)     $  (1,152,507)
              Pro forma                                         (3,478,954)       (1,521,872)        (1,166,606)

            Net loss per common share - basic and diluted:
              As reported                                    $       (0.26)    $       (0.12)     $       (0.11)
              Pro forma                                              (0.29)            (0.15)             (0.11)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998, and 1997 dividend yield of 0%, respectively; expected volatility of 82%, 76%, and 111%, respectively; risk-free interest rates of 4.86% to 6.00%, 4.80%, and 5.5%, respectively; and expected lives of approximately 6, 4.1, and 10 years, respectively.

     STOCK WARRANTS - In addition, the Company has issued stock warrants which become exercisable at the date of issuance or in the year following issuance and generally expire in five years. The fair value of warrants issued is credited to warrants outstanding and charged to the appropriate expense account. Changes in warrants are as follows for the years ended December 31:

                                           1999                 1998                   1997
                                     ------------------    -----------------   -------------------
                                               WEIGHTED             WEIGHTED              WEIGHTED
                                                AVERAGE             AVERAGE               AVERAGE
                                               EXERCISE             EXERCISE              EXERCISE
                                     SHARES      PRICE     SHARES    PRICE       SHARES     PRICE
Outstanding at beginning of year     683,750    $ 1.48     283,750   $ 0.84     183,750    $ 0.75
Granted                                                    400,000     1.94     100,000      1.00
                                    --------    ------     -------   ------     -------    ------
Outstanding at end of year           683,750    $ 1.48     683,750   $ 1.48     283,750    $ 0.84
                                    ========    ======     =======   ======     =======    ======
Warrants exercisable at year end     683,750               283,750              283,750
                                    ========               =======              =======
Weighted average fair value of
  warrants granted during year        None                 $  0.47              $  0.57
                                    ========               =======              =======

     The following table summarizes information about warrants outstanding at December 31, 1999:

              WARRANTS OUTSTANDING                     WARRANTS EXERCISABLE
---------------------------------------------------   -----------------------
                              WEIGHTED
                               AVERAGE
                              REMAINING    WEIGHTED                  WEIGHTED
   RANGE OF                  CONTRACTUAL    AVERAGE                  AVERAGE
   EXERCISE       NUMBER         LIFE      EXERCISE      NUMBER      EXERCISE
    PRICES     OUTSTANDING    (IN YEARS)     PRICE     EXERCISABLE    PRICE
$0.75 -  $1.00   $283,750        0.83        $0.84       283,750     $   0.84
          1.50    150,000        3.33         1.50       150,000         1.50
          2.00    150,000        3.33         2.00       150,000         2.00
          2.50    100,000        3.33         2.50       100,000         2.50
--------------   --------      ------       ------      --------     --------
$0.75 to $2.50    683,750        1.95        $1.48       683,750     $   1.48
==============   ========      ======       ======      ========     ========

     The fair value of each warrant was computed on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997 dividend yield of 0%; expected volatility of 76% and $111%, respectively; risk-free interest rate of 5.5% and $5.8%, respectively; and expected lives of approximately 1.5 years.

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

9.   LEASES

     OPERATING LEASES - The Company leases certain premises and equipment under operating leases. Future minimum lease payments under non-cancelable operating leases as of December 31, 1999 are as follows:

            Year ending December 31:
              2000                            $  631,073
              2001                               577,702
              2002                               583,761
              2003                               506,657
              2004                               308,292
            Thereafter                            69,000
                                              ----------
            Total                             $2,676,485
                                              ==========

     Lease expense for the years ended December 31, 1999, 1998, and 1997, totaled $762,251, $899,452, and $36,437, respectively.

10.  INCOME TAXES

     The Company has recorded net deferred tax assets and liabilities at December 31, 1999 and 1998 which consisted of the following temporary differences and carryforward items:

                                                                1999                            1998
                                                     ----------------------------     -----------------------
                                                                          LONG-                       LONG-
                                                       CURRENT            TERM        CURRENT         TERM
Deferred tax assets:
              Net operating loss carryforwards                         $2,053,265                 $ 1,212,387
              Allowance for uncollectible
                accounts receivable                  $    16,095                      $37,176
              Start-up costs                                              186,292                     186,292
              Capital loss carryforwards                                  203,332                     203,332
              Differences between tax basis and
                financial reporting basis of
                investment in equity affiliate                            438,945                     116,938
                                                     -----------      -----------    --------     -----------
              Total deferred tax assets                   16,095        2,881,834      37,176       1,718,949
                                                     -----------      -----------    --------     -----------
            Deferred tax liabilities:
              Amortization of goodwill                                     (9,915)                    (15,673)
              Differences between tax basis
                and financial reporting basis of
                property, plant and equipment                            (137,969)                    (12,558)
              Other                                      (12,025)                     (24,050)
                                                     -----------      -----------    --------     -----------
              Deferred tax liabilities                   (12,025)        (147,884)    (24,050)        (28,231)
                                                     -----------      -----------    --------     -----------
            Valuation allowance                           (4,070)      (2,733,950)    (13,126)     (1,690,718)
                                                     -----------      -----------    --------     -----------
            Net deferred tax assets                         NONE            NONE         NONE            NONE
                                                     ===========      ===========    ========     ===========

     The components of income tax benefit for the years ended December 31 are summarized as follows:

                          1999     1998        1997
                        -------  -------    ---------
            Current       NONE     NONE          NONE

            Deferred:
              Federal     NONE     NONE     $(398,862)
              State       NONE     NONE       (35,194)
                        -------  -------    ---------
                          NONE     NONE      (434,056)
                        -------  -------    ---------
            Total         NONE     NONE     $(434,056)
                        =======  =======    =========

     Income tax expense (benefit) differed from amounts computed by applying the federal statutory rate to pretax loss as follows:

                                                                     DECEMBER 31,
                                                      --------------------------------------------
                                                          1999            1998            1997
Loss before income taxes and minority
  interest - computed tax at the expected
  federal statutory rate, 34%                         $(1,496,630)     $ (66,869)     $  (539,431)
State income taxes, net of federal
  income tax benefits                                     (91,605)       (14,929)         (47,597)
Minority interest                                         458,434       (102,330)
Expiration of net operating losses                         41,603         31,042
Excess of book over tax basis
  depletion in oil & gas properties                                                      (201,624)
Excess of book over tax basis
  depletion in oil sand properties                                                       (968,283)
Other                                                      54,022         (5,242)           5,033
Change in valuation reserve                             1,034,176        385,998        1,317,846
Change in valuation reserve related
  to cumulative effect of a change in
  accounting principle                                                 (227,670)
                                                      -----------     ----------      -----------
Total income tax benefit                                     NONE           NONE      $  (434,056)
                                                      ===========     ==========      ===========

     The Company has available at December 31, 1999, unused tax operating loss carryforwards of approximately $5,549,000 which may be applied against future taxable income and expire in varying amounts through 2012. The Company also has unused capital loss carryforwards of approximately $550,000 which may be applied against future taxable income and expire in 2002.

11.  RELATED PARTY TRANSACTIONS NOT OTHERWISE DISCLOSED

     The Company has an employment agreement (amended November 1, 1999) with a director who is also an officer of the Company. The employment agreement expires December 31, 2003. The agreement includes a base salary of $150,000 subject to various increases as of November 1 of each year provided that the Company achieves positive cash flows from operations before interest, debt service, taxes, depreciation, amortization, extraordinary, and non-recurring items and dividends. In addition to the base salary, the director is entitled to receive a bonus for each fiscal year of the agreement provided certain earnings levels are obtained or the underlying price of the Company's stock increases to determined levels subject to certain limitations. In addition to the bonuses, the director and officer was granted an option to purchase 450,000 shares of the Company's common stock at an exercise price of $1.62 per share in 1997. With the amended agreement, the director and officer was granted an option to purchase an additional 450,000 shares of the Company's common stock at an exercise price based on the average fair market price of the Company's common stock for the three months immediately preceding and following the options grant date. The option exercise price approximated the average fair market value of the Company's common stock at the date of grant. The options vest over a three year period commencing on May 1, 2001, subject to accelerated vesting should the Company's common stock market price exceed certain defined levels.

     The Company entered into an employment agreement, effective January 26, 1996 with the former Chief Executive Officer and Chairman of the Board of Directors of the Company. The agreement expired February 26, 1999. The agreement included a base salary of 5% of the Company's net profits from operations before depletion, depreciation, tax credits, and amortization, but after interest expense on debt; not to exceed $1,000,000 per year. The agreement also called for the Company to grant 300,000 stock options to purchase the Company's unregistered common stock at $.66 per share and an additional 75,000 options for each year of executive employment which is completed after funding is achieved. In 1996, 300,000 options were issued at $.66 per share. In 1999 and 1998, 75,000 options were issued at $1.15 and $1.50 per share, respectively. Additionally, other benefits were provided including participation in certain insurance, vacation, and expense reimbursements.

     During 1998, 946,296 options were exercised by officers of the Company through a 8% common stock subscription receivable in the amount of $549,166. The respective receivable has been reflected as a reduction in common stockholders' equity (deficit). In addition, in 1999 these officers borrowed approximately $25,000 to pay the income taxes related to the option exercised.

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

     CONSTRUCTION ARBITRATION - On February 10, 1999, CEntry Constructors and Engineers, L.L.C. (CEntry) filed a demand for arbitration with the American Arbitration Association for claims arising out of the November 5, 1997 Engineering, Construction and Procurement Agreement between Crown Ridge and CEntry (the Contract) for the design and construction of Crown Ridge's facility near Vernal, Utah. CEntry seeks damages in excess of $1.0 million for amounts allegedly due to CEntry under the Contract, including a retention or liquidated damages amount of $803,660, as well as amounts for modifications to the Contract allegedly made by Crown Ridge. During 1999, the lawsuit was settled with no impact to the Company's operations.

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

14.  AGREEMENTS

     The Company, through its subsidiary, Crown Distribution had an agreement with Santa Maria Refining Company (SMRC) and SABA Petroleum whereby Crown Distribution purchased crude oil for processing at the Santa Maria Refinery, and markets the slate of products produced, primarily asphalt. This agreement was acquired through the Petro Source asset acquisition described in Note 4. Revenues resulting from the agreement were approximately $15.9 million in 1998, which accounted for approximately 65% of total consolidated revenues. Gross profits for the year ended December 31, 1999 from operations at the Santa Maria Refinery totaled approximately $1.2 million. SMRC extended the agreement, which expired on December 31, 1999, to April 30, 1999. The agreement was not extended subsequent to April 30, 1999.

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

15.  LOSS PER SHARE

     The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the years ended December 31, 1999, 1998, and 1997:

                                          1999                           1998                          1997
                              ------------------------------  -------------------------    --------------------------
                                                      LOSS                       LOSS                          LOSS
                                   LOSS            PER SHARE      LOSS        PER SHARE        LOSS         PER SHARE
Loss before cumulative
  effect of a change in
  accounting principle         $(3,053,516)                     $(497,644)                 $ (1,152,507)
Redeemable preferred
  stock dividends                 (400,000)                      (402,019)                      (65,414)
                               -----------                     ----------                  ------------

Loss attributable to
  common stockholders
  before cumulative effect
  of a change in
  accounting principle          (3,453,516)          $(0.26)     (899,663)     $  (0.07)     (1,217,921)     $ (0.11)

Cumulative effect of a
  change in accounting
  principle                                                      (615,323)        (0.05)
                               -----------           ------   -----------      --------    ------------      -------

Net loss attributable to
  common stockholders          $(3,453,516)          $(0.26)  $(1,514,986)      $ (0.12)   $ (1,217,921)     $ (0.11)
                               ===========           ======   ===========       =======    ============      =======
Weighted average common
  shares outstanding -
  basic and diluted             13,260,389                     12,506,125                   11,524,822
                               ===========                    ===========                  ============

     The Company had at December 31, 1999, 1998, and 1997 incremental options and warrants to purchase, computed under the treasury stock method, 1,506,898, 1,283,898, and 2,103,194 shares of common stock, respectively that were not included in the computation of diluted earnings per share because their effect was anti-dilutive. The Company also has preferred stock outstanding at December 31, 1999 and 1998 which is convertible into approximately 4,300,000 shares of common stock that was not included in the computation of diluted earnings per share as its effective was anti-dilutive. Accordingly, diluted earnings per share does not differ from basic earnings.

16.  SEGMENT REPORTING

     In accordance with the provisions of SFAS No. 131, the Company makes key financial decisions based on certain operating results of certain of its subsidiaries. Segment information as reviewed by the Company is as follows:

                                                                YEAR ENDED DECEMBER 31, 1999
                                                ----------------------------------------------------------------
                                                   CROWN           RAWLINS
                                                DISTRIBUTION        TERMINAL            CEC             TOTAL
            Revenues from external
              customers                         $ 32,934,592      $ 2,583,949                       $ 35,518,541
            Gross profit                           2,458,780           48,758                          2,507,538
            Interest expense                       1,933,359          146,884      $    123,348        2,203,591
            Depreciation and amortization            595,168           64,089            87,416          746,673
            Segment net loss                      (1,325,229)        (344,661)       (1,383,626)      (3,053,516)
            Segment total assets                  23,341,506        2,454,902        14,979,700       40,776,108

                                                           YEAR ENDED DECEMBER 31, 1998
                                                -----------------------------------------------
                                                   CROWN
                                                DISTRIBUTION          CEC              TOTAL
            Revenues from external customers    $ 23,835,734                       $ 23,835,734
            Segment gross profit                   2,118,991                          2,118,991
            Interest expense                         843,184      $     8,733           851,917
            Depreciation and amortization            223,181           72,838           296,019
            Segment net income (loss)                300,970       (1,413,937)       (1,112,967)
            Segment total assets                  17,809,867       10,895,235        28,705,102

            RECONCILIATION OF ASSETS                                            1999             1998
            Total assets for reportable segments                            $40,776,108      $ 28,705,102
            Elimination of investment in subsidiaries                        (2,977,790)         (806,902)
            Elimination of intercompany receivables                          (4,684,465)       (4,326,936)
                                                                            -----------      ------------
            Total consolidated assets                                       $33,113,853      $ 23,571,264
                                                                            ===========      ============

     Prior to 1998, the Company divested itself of its primary operations; therefore, 1997 segment information has not been presented as it is not representative of the Company's current operations and the related operations are not significant to the 1997 consolidated financial statements.

     During 1999 and 1998, the Company operated primarily in the production and distribution of asphalt. The Company's operations and sales are dispersed throughout Utah, Arizona, California, Nevada, and Colorado and could be adversely affected by economic downturns in these states and by federal or state funding policies related to road construction or improvements.

17.  EMPLOYEE BENEFIT PLAN

     In 1999, the Company established a defined contribution plan which qualifies under Section 401(k) of the Internal Revenue Code. The plan provides retirement benefits for employees meeting minimum age and service requirements. Participants may contribute up to the lessor of $10,000 or 15 percent of their gross wages, subject to certain limitations. The plan provides for a discretionary amount to be contributed to the plan each year. The contribution for the year ended December 31, 1999 totaled approximately $35,000.

18.  SUBSEQUENT EVENTS

     On April 17, 1999, the Company entered into an agreement to acquire the fixed assets and associated inventory of Asphalt Supply & Services, Inc. and Inoco, Inc. The agreement, though executed, was disputed during 1999, and on February 4, 2000, the acquisition agreement was cancelled by both parties. The common stock issued as part of the acquisition (2,500,000 shares) was effectively rescinded as the contract was deemed null and void as of December 31, 1999. Accordingly, these shares have not been shown as outstanding in the accompanying financial statements.

     On January 20, 2000, the Company entered into an agreement with MCNIC pursuant to which MCNIC, for a period of 18 months, can remove the Company as the manager of Crown Ridge and appoint a successor manager.

                                     ******

                             CROWN ASPHALT RIDGE, LLC

                              FINANCIAL STATEMENTS



                                                                      PAGE
Independent Auditors' Report of Deloitte & Touche LLP                 F-28

Independent Auditors' Report of Pritchett, Siler & Hardy, P.C.        F-29

Balance Sheets, December 31, 1999 and 1998                            F-30

Statements of Operations for the years ended
       December 31, 1999 and 1998 and for the period from
       August 1, 1997 (Date of incorporation) through
       December 31, 1999                                              F-31

Statements of Member's Equity, for the years ended
       December 31, 1999 and 1998 and the period
       August 1, 1997 (Date of incorporation)
       through December 31, 1999                                      F-32

Statements of Cash Flows ended December 31, 1999 and
       1998 and for the period from August 1, 1997
       (Date of incorporation) through December 31, 1999              F-33

Notes to Consolidated Financial Statements                            F-35

INDEPENDENT AUDITORS' REPORT


To the Members of
Crown Asphalt Ridge, LLC

We have audited the accompanying balance sheets of Crown Asphalt Ridge, LLC (a development stage company) (the Company) as of December 31, 1999 and 1998 and the related statements of operations, members' equity, and cash flows for the years then ended and for the cumulative period August 1, 1997 (date of incorporation) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage company and the Company's refining facility has experienced operating difficulties. The Company's recurring losses from operations and negative working capital raise substantial doubt about its ability to continue as a going concern. The Company also relies on its majority member to fund its capital requirements. The Company is uncertain as to whether such funding will continue. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the financial statements, in 1998 the Company changed its method of accounting for the costs of start-up activities to conform with Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities."

DELOITTE & TOUCHE LLP

Salt Lake City, Utah
March 29, 2000

                    INDEPENDENT AUDITORS' REPORT


Members of
CROWN ASPHALT RIDGE, LLC
Salt Lake City, Utah

We have audited the statements of operations, and cash flows of Crown Asphalt Ridge, LLC (a Utah Limited Liability Company) [A DEVELOPMENT STAGE COMPANY] for the period from inception on August 1, 1997 through December 31, 1997 (these financial statements are not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements audited by us presents fairly, in all material respects, the results of operations and cash flows of Crown Asphalt Ridge, LLC (a Utah Limited Liability Company) for the period from inception through December 31, 1997 in conformity with generally accepted accounting principles.


PRITCHETT, SILER & HARDY, P.C.

March 5, 1997
Salt Lake City, Utah

CROWN ASPHALT RIDGE, LLC
(A DEVELOPMENT STAGE COMPANY)


BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------
ASSETS                                                1999            1998
CURRENT ASSETS:
  Cash and cash equivalents                       $     7,196     $     5,080
  Accounts receivable                                 251,031           3,227
  Prepaid royalties                                   203,239         213,194
  Other current assets                                 18,767          37,865
                                                  -----------     -----------
           Total current assets                       480,233         259,366

PLANT AND EQUIPMENT                                19,027,052      18,819,170

CAPITALIZED MINE DEVELOPMENT COSTS                  1,014,852         633,908

INTANGIBLE ASSETS                                     500,001         500,001

OTHER NON-CURRENT ASSETS                              138,701         138,701
                                                  -----------     -----------

TOTAL                                             $21,160,839     $20,351,146
                                                  ===========     ===========

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                $   965,133     $   715,393
  Retention payable                                                   803,660
  Due to member                                       110,032         548,894
  Current portion long-term debt                       12,328
                                                  -----------     -----------

           Total current liabilities                1,087,493       2,067,947

LONG-TERM DEBT                                         43,397
                                                  -----------     -----------

           Total liabilities                        1,130,890       2,067,947
                                                  -----------     -----------

COMMITMENTS AND CONTINGENCIES (Notes 5 and 6)

MEMBERS' EQUITY:
  Crown Asphalt Corporation                         4,977,648       1,834,619
  MCNIC Pipeline and Processing Company            15,052,301      16,448,580
                                                  -----------     -----------

           Total members' equity                   20,029,949      18,283,199
                                                  -----------     -----------

TOTAL LIABILITIES AND MEMBERS' EQUITY             $21,160,839     $20,351,146
                                                  ===========     ===========

See notes to financial statements.

CROWN ASPHALT RIDGE, LLC
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
AND FOR THE PERIOD FROM AUGUST 1, 1997 (DATE OF INCORPORATION)
THROUGH DECEMBER 31, 1999
--------------------------------------------------------------------------------

                                                                                  AUGUST 1,
                                                                                1997 (DATE OF
                                                                                INCORPORATION)
                                                            YEAR ENDED             THROUGH
                                                            DECEMBER 31,         DECEMBER 31,
                                                     ----------------------
                                                        1999           1998          1999
OPERATING EXPENSES - Start-up costs
  (Net of ancillary revenues of $294,000 for the
  year ended December 31, 1999)                      $3,225,764     $  801,264    $4,027,028

GENERAL AND ADMINISTRATIVE EXPENSES                     255,388         15,609       270,997
                                                     ----------     ----------    ----------
OPERATING LOSS                                        3,481,152        816,873     4,298,025
                                                     ----------     ----------    ----------
LOSS BEFORE CUMULATIVE EFFECT OF A
  CHANGE IN ACCOUNTING PRINCIPLE                      3,481,152        816,873     4,298,025
                                                     ----------     ----------    ----------
CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE - Expensing of
  start-up costs                                                       447,321       447,321
                                                     ----------     ----------    ----------
NET LOSS                                             $3,481,152     $1,264,194    $4,745,346
                                                     ==========     ==========    ==========


See notes to financial statements.

CROWN ASPHALT RIDGE, LLC
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF MEMBERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND THE PERIOD
AUGUST 1, 1997 (DATE OF INCORPORATION) THROUGH DECEMBER 31, 1997
---------------------------------------------------------------------------

                                                            MCNIC
                                          CROWN          PIPELINE AND
                                         ASPHALT          PROCESSING
                                       CORPORATION         COMPANY           TOTAL
BALANCE, August 1, 1997                        None              None             None

  Member contributions                 $    933,220      $  3,239,701      $ 4,172,921
                                       ------------      ------------      -----------

BALANCE, December 31, 1997                  933,220         3,239,701        4,172,921

  Net loss                                 (316,049)         (948,145)      (1,264,194)

  Member contributions                    1,217,448        14,157,024       15,374,472
                                       ------------      ------------      -----------

BALANCE, December 31, 1998                1,834,619        16,448,580       18,283,199

  Net loss                                 (870,288)       (2,610,864)      (3,481,152)

  Member contributions                    4,013,317         1,214,585        5,227,902
                                       ------------      ------------      -----------

BALANCE, December 31, 1999             $  4,977,648      $ 15,052,301      $20,029,949
                                       ============      ============      ===========

See notes to financial statements.

CROWN ASPHALT RIDGE, LLC
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
AND FOR THE PERIOD FROM AUGUST 1, 1997 (DATE OF INCORPORATION)
THROUGH DECEMBER 31, 1999
--------------------------------------------------------------------------------

                                                                                            AUGUST 1,
                                                                                          1997 (DATE OF
                                                                                          INCORPORATION)
                                                                YEAR ENDED                   THROUGH
                                                                DECEMBER 31,               DECEMBER 31,
                                                       -----------------------------
                                                           1999              1998              1999
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
  Net loss                                             $ (3,481,152)     $(1,264,194)     $ (4,745,346)
                                                       ------------      -----------      -------------
  Adjustments to reconcile net loss to net cash
    used in development activities:
    Loss on impairment of plant and equipment               350,000                            350,000
    Changes in assets and liabilities:
       Accounts receivable                                 (247,804)          (3,227)         (251,031)
       Deposits                                                             (138,701)         (138,701)
       Prepaid royalties                                      9,955          (38,810)          (70,337)
       Other current assets                                  19,098          (37,865)          (18,767)
       Accounts payable                                     249,740                            249,740
       Due to member                                       (438,862)         415,992           (22,870)
                                                       ------------      -----------      -------------
           Total adjustments                                (57,873)         197,389            98,034
                                                       ------------      -----------      -------------

           Net cash used in development activities       (3,539,025)      (1,066,805)       (4,647,312)
                                                       ------------      -----------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for plant and equipment           (1,305,817)     (13,716,209)      (18,605,934)
  Capital expenditures for mine development                (380,944)        (633,908)       (1,014,852)
                                                       ------------      -----------      -------------
           Net cash used in investment activities        (1,686,761)     (14,350,117)      (19,620,786)
                                                       ------------      -----------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES -
  Members' contributions                                  5,227,902       15,374,472        24,275,294
                                                       ------------      -----------      -------------

NET INCREASE (DECREASE) IN CASH                               2,116          (42,450)            7,196

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                        5,080           47,530              None
                                                       ------------      -----------      -------------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR                                       $      7,196      $     5,080      $      7,196
                                                       ============      ===========      ============
                                                                                            (Continued)

CROWN ASPHALT RIDGE, LLC
(A DEVELOPMENT STAGE COMPANY)


STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
FOR THE PERIOD FROM AUGUST 1, 1997 (DATE OF INCORPORATION)
THROUGH DECEMBER 31, 1999
--------------------------------------------------------------------------------

                                                                             AUGUST 1,
                                                                          1997 (DATE OF
                                                                          INCORPORATION)
                                                 YEAR ENDED                  THROUGH
                                                 DECEMBER 31,              DECEMBER 31,
                                        -----------------------------
                                            1999             1998              1999
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
  Cash paid for:
    Interest                            $        449             NONE      $        449
                                        ============      ===========      ============
    Income taxes                                NONE             NONE              NONE
                                        ============      ===========      ============


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

FOR THE YEAR ENDED DECEMBER 31, 1999:

- The Company incurred debt of $55,725 related to purchases of plant and equipment.

- Reduction of plant and equipment and retention payable of $803,660 from the settlement of plant and equipment construction billings.

FOR THE YEAR ENDED DECEMBER 31, 1998:

- Plant and equipment was purchased through increases in accounts payable of $225,722 and retention payable of $613,940. At December 31, 1998, accounts payable and retention payable totaled $715,393 and $803,660, respectively, as a result of the purchase of plant and equipment.

FOR THE PERIOD AUGUST 1, 1997 THROUGH DECEMBER 31, 1997:

- A member of the Company contributed rights to oil sand properties and a license agreement valued at $500,001 in accordance with the Company's operating agreement, and is included in property, plant, and equipment.

- Plant and equipment was purchased through increase in accounts payable of $489,671 and retention payable of $189,720.

-    A member advanced prepaid royalties of $132,902 to the Company.

See notes to financial statements.     (Concluded)

CROWN ASPHALT RIDGE, LLC
(A DEVELOPMENT STAGE COMPANY)


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION AND OWNERSHIP - Crown Asphalt Ridge, LLC (the Company) was organized under the laws of the State of Utah as a Limited Liability Company on August 1, 1997 and will cease to exist on January 1, 2090. The Company is owned 25% by Crown Asphalt Corporation (CAC) and 75% by MCNIC Pipeline and Processing Company (MCNIC) (collectively referred to as the "Members"). The Company was organized for the purpose of developing, mining, processing, and marketing asphalt, performance grade asphalt, diesel fuel, hydrocarbons, bitumen, asphaltum, minerals, mineral resources and other oil sand products through an oil extraction process from tar sands located in eastern Utah.

     BASIS OF PRESENTATION - During 1997, the Company entered into an engineering, construction, and procurement agreement to construct a mining and production plant. The Company's ability to realize its investment in the project is dependent upon the successful construction and operation of the production plant on a full scale basis. The Company has experienced certain production difficulties relating to its production plant and has undergone a redesign effort to resolve these difficulties. Continued production difficulties or the inability to commercially operate the facility economically could significantly impact the Company's ability to continue as a going concern and would have a materially adverse impact on the Company's operations and financial condition.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded amounts of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. At December 31, 1999, the Company's current liabilities exceed current assets by $607,260; and for the years ended December 31, 1999 and 1998, the Company has incurred net losses of $3,481,152 and $1,264,194, respectively, and since date of incorporation has incurred cumulative losses of $4,745,346. The Company relies on its member to fund its working capital and development activity requirements. Management believes that the pilot operations at the Company production facility will be completed before the end of the second quarter of 2000. If these pilot operations indicate that a viable technical and economic solution exists, additional modifications to the facility will be required. The Company has no assurance that the members of the Company are willing to contribute the capital for any required modifications. Should the modifications be made and the plant become operational in 2000, management believes the production facility will provide capital sufficient for the Company to continue as a going concern.

     ORGANIZATION - On August 1, 1997, CAC and MCNIC made initial member contributions of $100,000 and $300,000 respectively. The operating agreement requires secondary capital contributions from the members in amounts proportionate to the sharing ratios to cover costs of construction of the facility at Asphalt Ridge per an engineering procurement and construction contract of the Company. During 1997, CAC and MCNIC made additional contributions of $333,219 and $2,939,701. In 1997, CAC also contributed the rights to the oil sand properties and a license agreement that allows the Company to use certain patented oil extraction technology and oil sand property leases (the Oil Sand Properties). The Oil Sand Properties had a carrying value of approximately $2,715,000 at the date of the contribution. The Company assigned a value of $500,001 to the Oil Sand Properties. During 1998, CAC and MCNIC made additional cash contributions of $1,217,448 and $14,157,024, respectively. During 1999, CAC and MCNIC made additional cash contributions of $4,013,317 and $1,214,585, respectively.

     The operating agreement provides for profits and losses of the Company to be shared 25% to CAC and 75% to MCNIC until the Company has paid specific returns to MCNIC (Initial Plant Payout) as defined in the operating agreement. When the Initial Plant Payout has been achieved, CAC's ownership and distribution percentage will increase to 50% and MCNIC's ownership will decrease to 50%.

     On January 24, 2000, CAC and MCNIC entered into an agreement whereby contributions to fund certain approved expenses related to pilot plant operations by either party will increase the contributing member's ownership percentage should the other member not contribute its matching percentage.

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

     CARRYING VALUE OF LONG-LIVED ASSETS - The Company evaluates the carrying value of long-lived assets based upon current and anticipated undiscounted cash flows, and recognizes an impairment when such estimated cash flows will be less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value. During 1999, $350,000 of plant and equipment was determined to be impaired because of the redesign efforts resulting from the facility production difficulties.

     CAPITALIZED MINE DEVELOPMENT COSTS - Capitalized mine development costs include costs of overburden removal to uncover asphalt reserves. Such costs are deferred and will be amortized when asphalt is extracted using a units of production method based on estimated reserves to be recovered.

     FINAL RECLAMATION AND MINE CLOSURE COSTS - Final reclamation and mine closure costs will be estimated (based primarily on environmental and regulatory requirements) and accrued over the expected life of each site using a unit of production method once operations commence. On-going environmental and reclamation expenditures will be expensed as incurred.

     INTANGIBLE ASSETS - The Company has recorded the $500,001 assigned value of the contributed Oil Sand Properties as an intangible asset. The intangible asset will be amortized using a unit of production method based on the estimated reserves to be recovered once operations commence. At December 31, 1999, there has been no significant mining of tar sands.

     REVENUE RECOGNITION - Once planned principal operations commence, sales revenue will be recognized upon shipment of product in fulfillment of a customer order. During the year ended December 31, 1999, the Company recorded approximately $294,000 in revenues related to the incidental sales of raw materials. These revenues have been recorded as a reduction in operating expenses in the accompanying statement of operations, as the principal operations of the facility have not yet commenced.

     INCOME TAXES - The Company is a limited liability company. Under the provisions of the Internal Revenue Code, the members of the Company will be taxed on their proportionate share of the income of the Company. Accordingly, no current or deferred income taxes have been included in the accompanying financial statements.

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

     RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133, as amended, is effective for the Company's financial statements for the year ending December 31, 2001. The Company is currently evaluating the effects of SFAS No. 133 on its financial statements.

     RECLASSIFICATIONS - Certain 1998 and cumulative amounts have been reclassified to conform to the 1999 presentation.

2.   PLANT AND EQUIPMENT

     Plant and equipment consists of the following at December 31, 1999 and 1998:

                                     1999             1998
     Construction in progress     $19,027,052     $18,819,170
                                  ===========     ===========

     There was no depreciation or amortization expense for the years ended December 31, 1999 and 1998 as the property had not yet been placed in service.

3.   LONG-TERM DEBT

     The Company has a promissory note payable to a finance company totaling $55,725 at December 31, 1999. Amounts are payable monthly at $1,424, including interest at 9.5%. The note matures in November 2003 and is collateralized by the equipment purchased with the debt. The scheduled maturities of long-term debt at December 31, 1999 are as follows:

Year ending December 31:
          2000                         $12,328
          2001                          13,551
          2002                          14,896
          2003                          14,950
                                       -------
          Total                        $55,725
                                       =======

4.   RELATED PARTY TRANSACTIONS

     Accounts receivable at December 31, 1999 includes approximately $21,000 due from CAC. Accounts payable at December 31, 1999 includes approximately $91,000 owed to Crown Asphalt Distribution (CAD) (an affiliated company) and $111,011 owed to Crown Energy Corporation (CEC), the parent company of CAC. In addition, CEC and CAC paid various construction costs, start-up expenses, and royalties (see Note 5) for and on behalf of the Company. Such amounts totaling $110,032 and $548,894 as of December 31, 1999 and 1998, respectively, have been reflected as Due to Member in the accompanying balance sheets. During the year ended December 31, 1999, CAR recorded ancillary revenues of approximately $27,000 for product sold to CAD.

5.   COMMITMENTS AND CONTINGENCIES

     MINERAL LEASE AGREEMENT - In connection with certain oil sand mineral leases the Company has agreed to pay a royalty equal to the greater of $.50 per ton mined or 10 percent of the net returns of production. The Company is required to pay a minimum royalty of $40,000 per year that will be used to reduce future royalties when mining operations commence. In connection with these minimum royalties, the Company has recorded prepaid royalties of approximately $203,239 and $213,194 as of December 31, 1999 and 1998, respectively.

     OPERATING AND MANAGEMENT AGREEMENT - The Company had a two year operating and management agreement with CAC to manage, supervise, and conduct the operations of the Company which expired August 1999. The term of the agreement automatically extended for one year and thereafter automatically extends for unlimited successive one-year periods unless terminated sooner. The Company compensates CAC $3,000 a month for management fees, $10,000 a month for office and administrative costs and for all reasonable direct costs actually paid in the performance of this agreement. During the year ended December 31, 1999 and 1998, the Company accrued and/or paid $143,000 and $156,000, respectively, to CAC for the management fee and other direct costs.

     OIL SAND OIL EXTRACTION LICENSE AGREEMENT - In connection with the rights to use patented oil extraction technology, the Company will be required to pay royalties of 2% to 5% based on revenues adjusted for certain production costs and taxes once planned principal operations commence, if such technology is utilized.

     LEASE COMMITMENTS - The Company leases certain property under long-term lease arrangements. The total expense recorded under operating lease arrangements in the accompanying statement of operations was approximately $16,000 for each of the years ended December 31, 1999 and 1998.

     Future minimum lease payments under noncancelable operating leases as of December 31, 1999 are as follows:

Year ending December 31:
  2000                                 $4,945
  2001                                  2,377
  2002                                  2,377
  2003                                  2,377
  2004                                    944
                                      -------
Total minimum lease payments          $13,020
                                      =======

6.   EMPLOYEE BENEFIT PLAN

     In 1999, the Company established a defined contribution plan which qualifies under Section 401(k) of the Internal Revenue Code. The plan provides retirement benefits for employees meeting minimum age and service requirements. Participants may contribute up to the lessor of $10,000 or 15 percent of their gross wages, subject to certain limitations. The plan provides for discretionary matching contributions by the Company, as determined by the Board of Directors. The discretionary amount contributed to the plan for the year ended December 31, 1999 totaled approximately $17,000.

7.   SUBSEQUENT EVENTS

     On January 20, 2000, CAC entered into an agreement with MCNIC pursuant to which MCNIC, for a period of 18 months, can remove CAC as the manager of the Company and appoint a successor manager.

                                     ******