Form 10-Q
period 2000-03-31
CROWN ENERGY CORP
filed 2000-05-15
CIK 876528

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___________________ to __________________


                         Commission file number 0-19365


                            CROWN ENERGY CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Utah                                           87-0368981
---------------------------------                     -------------------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification No.)

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

There were 13,285,581 shares of $.02 par value common stock outstanding as of May 12, 2000.

                            CROWN ENERGY CORPORATION

                                      INDEX

                                                                         PAGE(S)

PART I.           Financial Information

         ITEM 1.  Financial Statements

                  Condensed Consolidated Balance Sheets at March 31,
                     2000 (unaudited) and December 31, 1999                   3

                  Condensed Consolidated Statement of Operations for
                     the Three Months ended March 31, 2000 and 1999
                     (unaudited)                                              5

                  Condensed Consolidated Statement of Cash Flows for the
                     Three Months ended March 31, 2000 and 1999 (unaudited)   6

                  Notes to Condensed Consolidated Financial Statements
                     (unaudited)                                              8


         ITEM 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                     16

         ITEM 3.  Quantitative and Qualitative Disclosures about
                     Market Risk                                             19

PART II.          Other Information

         ITEM 1.  Legal Proceedings                                          19

         ITEM 2.  Changes in Securities                                      19

         ITEM 3.  Defaults upon Senior Securities                            20

         ITEM 4.  Submission of Matters to a Vote of Security Holders        20

         ITEM 5.  Other Information                                          20

         ITEM 6.  Exhibits and Reports on Form 8-K                           20


PART III.         Signatures                                                 21


                          PART I-FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            CROWN ENERGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                  March 31,
                                                                                    2000               December 31,
                                                                                 [unaudited]               1999
                                                                                -------------          -----------
CURRENT ASSETS:
     Cash and cash equivalents                                                     $3,010,849           $4,978,977
     Accounts receivable, net of allowance for uncollectible
        accounts of $12,349 and $298,000 at March 31, 2000
        and December 31, 1999, respectively                                         3,077,001            5,186,325
     Inventory                                                                      5,145,585            2,133,866
     Prepaid and other current assets                                                  78,471               35,582
                                                                                -------------          -----------
          Total Current Assets                                                     11,311,906           12,334,750

PROPERTY PLANT, AND EQUIPMENT, Net                                                  9,248,894            9,237,735

MINORITY INTEREST IN CONSOLIDATED
     JOINT VENTURES                                                                   446,349                    0

INVESTMENT IN AND ADVANCES
     TO AN EQUITY AFFILIATE                                                         6,931,835            7,174,920

GOODWILL, Net                                                                       4,072,072            4,127,680

OTHER INTANGIBLE ASSETS, Net                                                          162,500              175,000
OTHER ASSETS                                                                          212,855               63,768
                                                                                -------------          -----------
TOTAL                                                                             $32,386,411          $33,113,853
                                                                                =============         ============

 The accompanying notes are an integral part of these consolidated financial statements.

                            CROWN ENERGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    March 31,
                                                                                     2000            December 31,
                                                                                  [unaudited]            1999
                                                                                -------------       --------------
CURRENT LIABILITIES
     Accounts payable                                                              $1,128,043           $1,132,251
     Preferred stock dividends payable                                                500,000              400,000
     Accrued expenses                                                               2,972,490            2,248,055
     Long-term debt - estimated current portion                                       169,593              166,204
     Line-of-credit to related party                                               14,935,222           14,935,222
     Other Current Liabilities                                                         26,630               33,937
                                                                                -------------       --------------
     Total current liabilities                                                     19,731,978           18,915,669
                                                                                -------------       --------------
MINORITY INTEREST IN CONSOLIDATED
     JOINT VENTURES                                                                         0              301,699

CAPITALIZATION:
     Long-term debt                                                                11,291,946           11,332,681
     Redeemable preferred stock                                                     4,853,774            4,839,623
     Common stockholders' equity                                                   (3,491,287)          (2,275,819)
                                                                                -------------       --------------
          Total capitalization                                                     12,654,433           13,896,485
                                                                                -------------       --------------
TOTAL                                                                             $32,386,411          $33,113,853
                                                                                =============      ===============

 The accompanying notes are an integral part of these consolidated financial statements.

                            CROWN ENERGY CORPORATION

                                   [Unaudited]

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                  For the Three Months Ended
                                                                                            March 31,
                                                                              ------------------------------------
                                                                                    2000                  1999
                                                                             ----------------       --------------
SALES, Net of demerits                                                             $1,316,409           $4,819,084

COST OF SALES                                                                       1,964,838            4,729,659
                                                                             ----------------       --------------

GROSS PROFIT                                                                         (648,429)              89,425

GENERAL AND ADMINISTRATIVE EXPENSES                                                   635,915              585,951
                                                                             ----------------       --------------

INCOME (LOSS) FROM OPERATIONS                                                      (1,284,345)            (496,526)
                                                                             ----------------       --------------
OTHER INCOME (EXPENSES):
   Interest income and other income                                                   303,366              112,251
   Interest and other expense                                                        (621,888)            (382,118)
   Equity in losses of unconsolidated equity affiliate                               (266,925)            (229,398)
                                                                             ----------------       --------------
        Total other expense, net                                                     (585,446)            (499,265)

LOSS BEFORE INCOME TAXES
   AND MINORITY INTERESTS                                                          (1,869,791)            (995,791)
                                                                             ----------------       --------------

DEFERRED INCOME TAX BENEFIT                                                                 0                    0

MINORITY INTEREST IN EARNINGS OF
   CONSOLIDATED JOINT VENTURE                                                         768,473              319,696
                                                                             ----------------       --------------

NET LOSS                                                                          ($1,101,318)           ($676,095)
                                                                             ----------------       --------------
NET LOSS PER COMMON SHARE-
   Basic                                                                               ($0.09)              ($0.06)
                                                                             ================       ==============

 The accompanying notes are an integral part of these consolidated financial statements.

                            CROWN ENERGY CORPORATION

                                   [Unaudited]

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the Three Months Ended
                                                                                              March 31,
                                                                                    -------------------------------
                                                                                        2000             1999
                                                                                    -------------   ---------------
Cash Flows From Operating Activities:
       Net income (loss)                                                             ($1,101,318)        ($676,095)
                                                                                    -------------   ---------------
       Adjustments  to  reconcile  net  loss  to  net  cash  used  by  operating activities:
                Amortization, depreciation and depletion                                  218,426           144,371
                Equity in losses of unconsolidated affiliate                              266,925           244,559
                Minority interest                                                        (768,473)         (319,697)
                Change in assets and liabilities:
                    Accounts receivable                                                 2,109,324          (520,805)
                    Inventory                                                          (3,011,718)       (4,206,752)
                    Other assets                                                         (191,975)          486,214
                    Accounts payable                                                       (4,208)        1,840,910
                    Accrued expenses                                                      715,917            82,084
                                                                                    -------------   ---------------
                           Total adjustments                                            (665,782)       (2,249,116)
                                                                                    -------------   ---------------
                           Net Cash Used in Operating Activities                      (1,767,100)       (2,925,211)
                                                                                    -------------   ---------------

Cash Flows From Investing Activities:
       Investment in and advances to Crown Asphalt Ridge, LLC                            (39,000)         (936,626)
       Acquisition of Cowboy Asphalt Terminal                                                  0        (1,973,511)
       Purchase of property and equipment                                               (146,318)         (257,392)
                                                                                    -------------   ---------------
                           Net Cash Used by Investing Activities                        (185,318)       (3,167,529)
                                                                                    -------------   ---------------

Cash Flows From Financing Activities:
       Net change in line of credit from related party                                          0         2,000,000
       Sale of equity interest in subsidiary to a minority shareholder                          0           172,550
       Capital contributions from partners                                                 20,425                 0
       Net changes in long-term debt                                                      (36,135)        1,259,964
                                                                                    -------------   ---------------
                           Net Cash Used in Financing Activities                          (15,710)       $3,432,514
                                                                                    -------------   ---------------

 The accompanying notes are an integral part of these consolidated financial statements.

                            CROWN ENERGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   [Continued]

                                                                                      For the Three Months Ended
                                                                                              March 31,
                                                                                    -------------------------------
                                                                                        2000             1999
                                                                                    -------------   ---------------
         Net Increase (Decrease) in Cash:                                             ($1,968,128)       (2,660,226)
                                                                                    =============   ===============
Cash at Beginning of Period                                                            $4,978,977        $3,735,632
                                                                                    =============   ===============
Cash at End of Period                                                                  $3,010,849        $1,075,406
                                                                                    =============   ===============

Supplemental Disclosure of Cash Flow Information
       Cash paid during the period:
           Interest                                                                      $138,841           $19,148
                                                                                    =============   ===============
           Income taxes                                                                       ---               ---
                                                                                    =============   ===============

Supplemental Schedule of Non-cash Investing and Financing Activities:
       For the period ended March 31, 2000:
           None
       For the period ended March 31, 1999:
          On January 27, 1999, the Company issued 317,069 shares of common stock to its preferred stockholders as payment in full for preferred stock dividends payable totaling $467,433.
       For the period ended March 31, 1998:
           None

 The accompanying notes are an integral part of these consolidated financial statements.

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in stockholders' equity and cash flows at March 31, 2000 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 Annual Report on Form 10-K. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

         Basis of Presentation - On March 27, 2000, MCNIC delivered to the Company a notice of default with respect to the working capital loan, and demanded payment of the outstanding principal balance plus all interest accrued thereon. Management of the Company believes that the working capital loan was fully satisfied and replaced by the working capital line of credit and no default has occurred under the working capital loan or working capital line of credit. The Company further believes that MCNIC is improperly attempting to demand repayment of the working capital loan.

         MCNIC, immediately following its notice of default, proposed an extension on the working capital loan, provided the Company also relinquishes operational control of Crown Distribution to MCNIC. Although there can be no assurance that the Company will be able to resolve these issues with MCNIC on mutually acceptable terms, or that the Company will ultimately prevail in the event of litigation with MCNIC, Company management intends to take all actions necessary or appropriate to assert the Company's rights and preserve its interest in Crown Distribution and all other aspects of its operations. Management of the Company believes that MCNIC is improperly attempting to gain control of Crown Distribution and other aspects of the Company's operations.

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

         Majority Owned Subsidiaries - Capco is the majority-owner of Crown Asphalt Distribution, LLC (Crown Distribution) and Cowboy Asphalt Terminal, LLC (CAT LLC). Crown Distribution is a joint venture formed on July 2, 1998 between Capco and MCNIC Pipeline and Processing Company (MCNIC) for the purpose of acquiring certain assets of Petro Source Asphalt Company (Petro Source). Capco owns 50.01% and MCNIC owns 49.99% of Crown Distribution. Capco is the general manager and operating agent of Crown Distribution. CAT LLC is a joint venture formed on June 16, 1998 between Capco and Foreland Asphalt Corporation (Foreland). CAT LLC is an asphalt terminal and storage facility. Crown Distribution owns 66.67% and Foreland owns 33.33% of CAT LLC.

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

         Income Taxes - The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences in the bases of assets and liabilities as reported for financial statement and income tax purposes. As of March 31, 2000, all net deferred tax assets were offset by a valuation allowance.

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

         Long-Lived Assets - The Company evaluates the carrying value of long-term assets including intangibles based on current and anticipated undiscounted cash flows and recognizes impairment when such cash flows will be less than the carrying values. Measurement of the amount of impairments, if any, is based upon the difference between carrying value and fair value. There were no impairments as of March 31, 2000 and December 31, 1999.

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

         Segment Reporting - In 1998, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which redefined how business enterprises report information about operating segments in annual financial statements. The statement also establishes standards for related disclosures about products and services, geographical areas, and major customers. The Company operates primarily in the production, manufacturing, and distribution of asphalt. The Company's operations and sales are dispersed throughout Utah, Arizona, Nevada, Wyoming, Idaho and Colorado and could be adversely affected by economic downturns in these states and by federal or state funding policies related to road construction or improvements.

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

NOTE 2 - ACQUISITION OF ASSETS

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

         Acquisition of Rawlins Asphalt Terminal - On May 12, 1999, the Company acquired the Rawlins Asphalt Terminal and inventory for $2,291,571 from S&L Industrial (S&L). The purchase price consists of the Company assuming S&L's debt of approximately $1,800,000, entering into a note payable to S&L for $225,000, and a cash payment of $266,571.The Company has been notified by MCNIC that it will participate in this acquisition and will fund one-half of all costs.

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS

NOTE 3 - PROCESSING AGREEMENT EXPIRATION

         The Company, through its subsidiary, Crown Distribution had an agreement with Santa Maria Refining Company (SMRC) and SABA Petroleum whereby Crown Distribution purchased crude oil for processing at the Santa Maria Refinery, and marketed the slate of products produced, primarily asphalt. This agreement was acquired through the acquistion of Petro Source Asphalt Company in 1998. Revenues resulting from the agreement were approximately $4.8 million in 1999. This amount represents substantially all of the Company's revenue for the period due the seasonal nature of the Company's other asphalt distribution operations. The Company expects to offset this loss of revenue with revenue from its recent acquisitions and its future acquisitions. SMRC extended the agreement, which expired on December 31, 1998, to April 30, 1999. As anticipated, the agreement was not extended subsequent to April 30, 1999.

NOTE 4 - WORKING CAPITAL LINE OF CREDIT

         MCNIC elected to extend a working capital revolving line of credit to Crown Distribution in lieu of the Company completing a line with an outside financial institution. As of March 31, 2000, this line had a balance of approximately $14,935,222 and accrues interest at 8%. Through the period ended March 31, 2000, $1,456,507 in interest had been accrued. This line is repaid solely out of the cash flow from Crown Distribution. The Company has received a notice of default of a working capital loan from MCNIC made in conjucntion with the Petro Source asset acquisition. (see "Part II, Item 3. Defaults upon Senior Securities").

NOTE 5 - LONG TERM DEBT

         Long-term debt consists of the following at March 31, 2000:

         Debt with Hancock-Geisler R.I.C., interest at 9%, with
         monthly principal and interest payments of $20,627 for
         82 months                                                  $ 1,120,159

         Debt with Community First National Bank, interest at
         prime plus 1 %, with monthly payments of $13,600 through
         May 12, 2001 with additional principal payments due in
         2000 and 2001 of $60,000 and $66,000 respectively, based
         on cash flow from Capco only. Balance as of May 12, 2001
         to be amortized over 13 years.                             $ 1,798,778

         Debt with S&L Industrial, interest at LIBOR with annual
         payments equal to the greater of 25% of the Rawlins
         Terminal cash flow after debt service or principal and
         interest payments annualized over 10 years. Such amount
         will be reduced because certain representations of S&L
         were not satisfied.                                         $ 225,000

         Preferential Capital Contribution in Crown Distribution
         with MCNIC, interest at 15%, with annual principle and
         Interest installments equal to 50% of the net cash flows
         (as defined) of Crown Distribution. This debt is secured
         by all of the assets of Crown Distribution and is
         repayable solely from Crown Distribution's cash flow and
         in non-recourse to the Company.                           $ 5,325,723

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS

NOTE 5 - LONG TERM DEBT- (continued)

         Debt with MCNIC, interest at prime plus 1%, with monthly
         payments of $20,757 through July 20, 2001 with
         additional payments due in 2000 and 2001 based upon the
         Company's cash flow. Balance as of July 20, 2001 to be
         amortized over 13 years.                                   $ 2,991,869

         Less estimated current portion                             $  (169,593)
                                                                    -----------
         Long-term portion                                          $11,291,946
                                                                    ===========

NOTE 6 - CONCENTRATION OF CREDIT RISK

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

NOTE 7 - CAPITAL TRANSACTIONS

         Preferred Stock - The Company is authorized to issue 1,000,000 preferred shares, par value $.005 per share. On November 4, 1997, the Company completed the sale of 500,000 shares of its Series A Cumulative Convertible Preferred Stock ("Series A Preferred") pursuant to a stock purchase agreement dated September 25, 1997 for an aggregate sales price of $5,000,000. Each share of Series A Preferred is convertible at the option of its holder, at any time, into 8.57 shares of common stock of the Company. At the date of the issuance of the preferred stock, the embedded conversion price was $1.17 and the estimated fair value of the common stock was $1.03. Dividends accrue on the outstanding Series A Preferred at the rate of 8% per annum and may be paid through cash or common shares of the Company at the option of the holder. Subject to the holder's right to convert the Series A Preferred, the Company may redeem the Series A Preferred at any time from the date on which it is issued at a percentage of the Series A Preferred's stated value of $10 per share; 130% of stated value if redemption occurs within thirty-six months of the date of issuance, 115% of stated value if redemption occurs between thirty-six and forty-eight months after the date of issuance, 110% of stated value if redemption occurs between forty-eight and sixty months after the date of issuance, and 100% if redemption occurs thereafter. The holder of the Series A Preferred may also require the Company to redeem the Series A Preferred after the eighth anniversary of the Series A Preferred's issuance. The holders of the Series A Preferred shall have the right, but shall not be obligated, to appoint 20% of the Company's Board of Directors. The Company may not alter the rights and preferences of the Series A Preferred, authorize any security having liquidation preference, redemption, voting or dividend rights senior to the Series A Preferred, increase the number of Series A Preferred, reclassify its securities or enter into specified extraordinary events without obtaining written consent or an affirmative vote of

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS

NOTE 7 - CAPITAL TRANSACTIONS - (continued)

         at least 75% of the holders of the outstanding shares of the Series A Preferred stock. All voting rights of the Series A Preferred expire upon the issuance by the Company of its notice to redeem such shares. The shares of common stock issuable upon conversion of the Series A Preferred are subject to adjustment upon the issuance of additional shares of the Company's common stock resulting from stock splits, share dividends, and other similar events as well as upon the issuance of additional shares or options which are issued in connection with the Company's equity investment or as compensation to any employee, director, consultant, or other service provider of the Company or any subsidiary, other than options to acquire up to 5% of the Company's common stock at or less than fair market value.

         Common Stock Warrant - In conjunction with the issuance of the preferred stock described above, the Company issued a warrant to the holders of the preferred stock. The fair value of the warrant at the date of issuance was estimated to be $283,019 and was recorded to additional paid-in capital and as a reduction to the stated value of the preferred stock. The reduction in preferred stock is being accreted over the five-year period from the date of issuance to the earliest exercise date of the warrant. Upon the fifth anniversary of the issuance of the preferred stock, the warrant becomes exercisable, at $.002 per share, into the number of common shares of the Company equal to (a) [$5,000,000 plus the product of (i) ($5,000,000 multiplied by (ii) 39% (internal rate of return) multiplied by (iii) 5 years] (14,750,000), minus (b) the sum of (i) all dividends and other distributions paid by the Company on the preferred stock or on the common stock received upon conversion of the preferred stock plus (ii) the greater of the proceeds from the sale of any common stock received by the holder upon the conversion of the preferred stock prior to the fifth anniversary date or the Terminal Value (as defined) of such common stock sold before the fifth anniversary plus (iii) the terminal value of the preferred stock and common stock received upon conversion of the preferred stock then held, divided by (c) the fair market value of the Company's common stock on a weighted average basis for the 90 days immediately preceding the fifth anniversary date of the issuance of the preferred stock. Terminal Value is defined as the sum of (i) the shares of common stock into which the preferred stock then held is convertible, plus (ii) shares of common stock received upon conversion of preferred stock, multiplied by the fair market value of the Company's common stock on a weighted average basis for the 90 days immediately preceding the fifth anniversary date of the issuance of the preferred stock. The warrants will expire in 2007.

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS

NOTE 8 - COMMON STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK

         At March 31, 2000 and December 31, 1999, common stockholders' equity and redeemable preferred stock consists of the following:

                                                            2000        1999

         Redeemable preferred stock - $.005 par value;
            1,000,000 shares authorized; $10.00 stated
            value; 500,000 Series A cumulative
            convertible shares issued and outstanding;
            original estimated fair value of
            $4,716,981, accretion of $14,151 and
            $56,604 for the periods ended March 31,
            2000 and December 31, 1999, respectively,
            toward the stated value of $5,000,000      $ 4,853,774  $ 4,839,623
                                                       ===========  ===========

         Common stockholders' equity: Common stock,
            $.02 par value; 50,000,000 shares
            authorized; 13,285,581 and 12,968,512
            shares issued and outstanding at March 31,
            2000 and December 31, 1999, respectively   $   265,711  $   265,711
         Additional paid-in capital                      5,777,677    5,791,828
         Stock warrants outstanding; 683,750 at March
            31, 2000 and December 31, 1999,
            respectively                                   243,574      243,574
         Common stock subscription receivable from
            officers                                      (549,166)    (549,166)
         Retained deficit                               (9,229,083)  (8,027,766)
                                                       -----------  -----------

                  Total                                $(3,491,287) $(2,275,819)
                                                       ===========  ===========

NOTE 9 - LOSS PER SHARE

         The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the years ended March 31, 2000 and March 31, 1999:

                                                2000                1999
                                                ----                ----
                                                      Loss               Loss
                                          Loss     Per Share    Loss   Per Share

  Net Loss                            ($1,101,318)           ($676,095)

  Redeemable preferred stock dividends   (100,000)            (100,000)
                                       ----------             --------
  Net loss attributable to
    common stockholders               ($1,201,318)  ($0.09)  ($776,095)  ($0.06)
                                       ==========    =====    ========    =====

  Weighted average common shares
    outstanding - basic and diluted    13,285,581           13,193,983
                                       ==========           ==========

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS

NOTE 9 - LOSS PER SHARE - (continued)

         The Company had at March 31, 2000 and December 31, 1999, incremental options and warrants to purchase, computed under the treasury stock method, 668,256 shares of common stock that were not included in the computation of diluted earnings per share because their effect was anti-dilutive. The Company also has preferred stock outstanding at March 31, 2000 and December 31, 1999 which is convertible into approximately 4,300,000 shares of common stock that was not included in the computation of diluted earnings per share as its effect was anti-dilutive. Accordingly, diluted earnings per share does not differ from basic earnings.

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

         Forward-looking statements are subject to known and unknown risks, uncertainties and other factors, including but not limited to changes in economic conditions generally or with respect to the Company's asphalt products market in particular, new or increased governmental regulation, increased competition, shortages in labor or materials, delays or other difficulties in shipping or transporting the Company's products, continued or additional technical or operational difficulties at the facility of Crown Ridge, difficulties in integrating the Company's recent joint venture and acquisition related businesses and other similar risks inherent in the Company's operations or in business operations generally. Any such risks or uncertainties, either alone or in combination with other factors, may cause the actual results, performance or achievements of the Company to differ materially from its anticipated future results, performance or achievements (which may be expressed or implied by such forward looking statements). Consequently, the following management's discussion and analysis, including all forward-looking statements contained therein, is qualified and limited by the foregoing cautionary factors. Interested persons are advised to consider all forward-looking statements within the context of such cautionary factors.

Liquidity and Capital Resources

         At March 31, 2000, the Company had cash and other current assets of $11,311,906 as compared to cash and other current assets of $12,334,750 at December 31, 1999. The decrease of $1,022,844 was primarily due to the Company's asphalt inventory winterfill program whereby the Company purchases asphalt during the winter months, when prices are lower, for storage and subsequent sale during the asphalt season, typically during the months from April through October. The Company's majority owned subsidiary, Crown Asphalt Distribution, L.L.C. ("Crown Distribution") accounted for almost all of the Company's cash and other current assets. As of March 31, 2000, Crown Distribution had cash and other current assets of approximately $10.9 million, consisting of roughly $
         2.8 million of cash, $5.1 million in inventory and $3.0 million in accounts receivable, excluding related party balances. Crown Distribution's business requires a working capital line of credit. MCNIC Pipeline & Processing Company ("MCNINC"), the minority interest owner, elected to provide such line under the same terms as had been offered to the Company by a third party bank and to replace a prior loan with this working capital line. The Company has accrued interest on the line at an interest rate of 8%. At March 31, 2000, the line had an outstanding principal balance of $14,935,222.

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

         The Company also owed MCNIC an additional $5,325,723 at March 31, 2000 with respect to the preferential capital contribution that funded Crown Distribution's acquisition of the assets of Petro Source Asphalt Company. The preferential capital contribution requires payment of a 15% rate of return and is payable solely from 50% of the cash flow from Crown Distribution's operations.

         The Company believes its asphalt distribution business, which is operated through its wholly owned subsidiary, Crown Asphalt Products Company ("CAPCO"), is a business whose success is not dependent on the Company's interest in the Crown Ridge facility. However, the asphalt distribution business is capital intensive and requires substantial investments to acquire terminal storage, blending, and raw material assets. For instance, the Rawlins, Wyoming asphalt terminal, acquired by CAPCO in 1999, has not yet generated positive cash flow and requires working capital to fund its ongoing operations. Under the Company's contractual relationship with MCNIC, MCNIC has certain rights to participate in additional business opportunities, if any, which may be pursued by the Company. MCNIC has agreed to jointly own the Rawlins asphalt terminal in a new, separate joint venture, Crown Distribution
         II. Assuming that both the Company and MCNIC satisfy their respective obligations to contribute assets to and otherwise fund Crown Distribution II, it is anticipated that Crown Distribution II will be owned 50.01% by the Company and 49.99% by MCNIC. The final operating agreement for Crown Distribution II was not completed as of the date of this Report, and no assets have been contributed to Crown Distribution
         II. The Company expects that MCNIC will fund its proportionate share of all costs and losses retroactive to the acquisition date of May 12, 1999. Additionally, the Rawlins asphalt terminal will require a separate working capital line of credit to operate the business, which line of credit the Company expects will be jointly funded by MCNIC and the Company. Therefore, until such time as the Rawlins asphalt terminal generates positive cash flow, the Company expects that the operations at the Rawlins asphalt terminal will require working capital provided by the Company.

         The Company remains open to other asphalt related business opportunities to complement its existing asphalt distribution capabilities. There can be no assurance that the Company can obtain additional capital financing required to finance such transactions on acceptable terms and conditions.

         The Company has a portion of its accounts receivable subject to the risks and uncertainties of litigation (See "Part II, Item 1. Legal Proceedings") and subject to related collection risks.

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

         As of March 31, 2000, the Company has made cash contributions of approximately $5.7 million to Crown Ridge. During the start-up of the Crown Ridge Facility mechanical and process difficulties were experienced that affected production economics. Crown Ridge is currently conducting a pilot study to develop a solution to these problems. Should such delays continue, or should the Facility be unable to operate economically, the Company believes this would significantly impact Crown Ridge's ability to continue as a going concern and would adversely impact the Company's operations and financial condition.

Results of Operations

2000 vs. 1999

         Total revenue decreased from $4,819,084 for the period ended March 31, 1999 to $1,316,409 for the period ended March 31, 2000, a decrease of $3,502,675. Cost of sales also decreased from $4,729,659 for the period ended March 31,1999 to $1,964,838 for the period ended March 31, 2000, a decrease of $2,764,821. The decreases in both sales and revenues and costs of sales were primarily due to the termination of the Company's processing agreement with the Santa Maria Refinery on April 30, 1999. However, favorable weather conditions, allowed the Company's asphalt terminal distribution operations to generate revenue of $1,316,409 for the period ended March 31, 2000. Generally, the asphalt distribution operations are seasonal and the Company did not expect significant revenues during this period. Company management expects that the asphalt terminal distribution operations will be the Company's primary means of future growth.

         General and administrative expenses increased from $585,981 for the period ended March 31, 1999 to $635,915 for the period ended March 31, 2000, an increase of $49,934. The Company's overhead increased as it increased its asphalt distribution business subsequent to the acquisition of the Rawlins asphalt terminal.

         Interest and other income/expenses increased from net other expense of $499,265 for the period ended March 31, 1999 to net other expenses of $585,446 for the period ended March 31, 2000, an increase of $86,181. The 2000 total was comprised of interest costs related to the Company's working capital line and preferential loan for its asphalt distribution business of $621,888 and expenses of $266,925 related to equity in the losses of Crown Ridge. These amounts were partially offset by interest income and other income of $303,366.

         Minority interest of $768,473 represents MCNIC's approximate 49% interest in the losses of Crown Distribution and Foreland's approximate 33% interest in the loss of CAT, LLC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company does not believe it is subject to the material risks of loss related to certain market risks, such as interest rate risks, foreign currency exchange rate risks or similar risks, and therefore the Company does not engage in transactions, such as hedging or similar transactions in derivative financial instruments, intended to reduce its exposure to such risks. However, the Company is subject to general market fluctuations related to the purchase of its basestock asphalt and may suffer reduced operating margins to the extent its increased costs are not passed through to its customers. Such prices generally fluctuate with the price of crude oil. The Company is prevented in certain contracts with MCNIC from utilizing any hedging strategies to minimize any market price changes. The Company believes the inability to protect itself from market fluctuations may negatively impact its profit margins.

The Company is also subject to certain price escalation and de-escalation clauses in its asphalt distribution sales contracts. The company supplies asphalt to projects in certain states where regulations provide for escalation and de-escalation of the price for such asphalt relative to the price difference from the time the project is awarded to the successful bidding company and the time the project is completed. The Company includes such de-escalation risk into its bid process and does not believe it has material exposure to risk resulting from these regulations.


                          PART II. - OTHER INFORMATION

ITEM 1.  Legal Proceedings

         On May 21, 1998, Road Runner Oil, Inc. ("Road Runner") and Gavilan Petroleum, Inc. ("Gavilan") filed an action in the Third Judicial District Court, Salt Lake County, State of Utah, as Civil # 98-0905064 against the Company and its President. The action relates to the purchase by Road Runner of 100% of the stock of Gavilan in 1997, and generally seeks to (i) obtain corporate records of Gavilan in the Company's possession relating to the amount of oil and gas royalties potentially owed to third parties prior to the aforementioned stock sale, and (ii) to determine the amount of royalties allegedly owed. The action further alleges, on behalf of Gavilan, claims of breach of fiduciary duty, professional negligence and mismanagement against the Company's President for alleged mismanagement of Gavilan's affairs. The Plaintiffs seek injunctive relief requiring the tendering by the Company of the referenced records and such damages as may be proven at trial. The Company believes that the Plaintiff's claims are groundless and that it is entitled to payment of the $75,000 still owed by Road Runner as part of the purchase price for Gavilan. In addition, since the action was filed, the Company has tendered the corporate records to the Plaintiffs. On March 8, 2000, the Company filed an answer denying liability and filed a counterclaim against Road Runner and Gavilan for breach of contract and declaratory judgment. The Company is uncertain as to whether or not the outstanding balance under the promissory note is collectible by the Company.

         On July 12, 1999, Morrison Knudsen Corporation ("MK") filed a Complaint in the Eighth Judicial District Court, Uintah County, State of Utah, alleging that Crown Asphalt Corporation ("CAC")had breached an agreement whereby MK would provide certain mining services for CAC at Crown Ridge's Facility in Uintah County, Utah (the "Project"). MK seeks damages in the amount of $303,873.42 plus interest. MK also seeks foreclosure of a mechanics' and mining lien on the Project. Crown has denied MK's allegations and will vigorously oppose the claims of MK. Although Crown believes that it has substantial and material defenses to the claims of MK, there can be no assurance that the Company will ultimately prevail or that judgment will not be entered against it.

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

         On July 28, 1999 Robert Ryan Zimmerman, d/b/a Asphalt Supply & Service, Inc., Robert A. Zimmerman, d/b/a Inoco, Inc., and Connie R. Zimmerman, d/b/a Interstate Asphalt Company, (collectively, the "Zimmerman") filed an application for preliminary injunction, temporary restraining order, and declaratory judgment in the First Judicial District Court, Lewis & Clark County, State of Montana, against the Company, Capco and the Company's President. The action relates to Capco's agreement to purchase from the Zimmerman two separate asphalt terminals located, respectively, in Laurel, Montana and Williston, North Dakota, as well as their asphalt products related inventory and certain contractual agreements. The action generally seeks a declaration that the Zimmerman remains the owners and operators of the purchased asphalt terminals, as well as a preliminary injunction and temporary restraining order.

         On December 8, 1999, the Company and Capco filed a complaint in the Federal District Court in Montana alleging that the Zimmerman breached the asset purchase agreement by failing to comply with certain terms and conditions, whereby the Company has been damaged. In February 2000, the Company and Capco entered a settlement agreement with the Zimmerman to resolve the foregoing disputes. On April 17, 2000, pursuant to the settlement agreement, the Zimmerman delivered the sum of $320,000 to the Company in exchange for a release of all claims and rescission of the Company's acquisition of the asphalt terminals.

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

ITEM 2.  Changes in Securities

                  None.

ITEM 3.  Defaults upon Senior Securities

         On March 27, 2000, MCNIC delivered to the Company a notice of default with respect to the working capital loan, and demanded payment of the outstanding principal balance plus all interest accrued thereon. Management of the Company believes that the working capital loan was fully satisfied and replaced by the working capital line of credit and no default has occurred under the working capital loan or working capital line of credit. At March 31, 2000, the line had an outstanding principal balance of $14,935,222. The Company further believes that MCNIC is improperly attempting to demand repayment of the working capital loan. See "Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 4.  Submission of Matters to a Vote of Security Holders

                  None.

ITEM 5.  Other Information

         The Company has decided to postpone its 2000 Annual Meeting of Shareholders until a future date to be determined. The Annual Meeting was tentatively scheduled for June 21, 2000. The Company is presently evaluating its options and strategic alternatives and believes postponing its Annual Meeting will enable it to further explore and evaluate such matters and to present any related matters, if required under applicable corporate laws, to shareholders at the Annual Meeting.


ITEM 6.  Exhibits and Reports on Form 8-K

                             PART III. - SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CROWN ENERGY CORPORATION
                                             (Registrant)


Date: May 15, 2000                       By: /s/ JAY MEALEY
                                             -------------------------------
                                             Jay Mealey, Chief Executive Officer

Date: May 15, 2000                       By: /s/ ALEXANDER L. SEARL
                                             -------------------------------
                                             Alexander L. Searl, Chief Operating
                                             and Financial Officer