Form 10-Q
period 2000-06-30
CROWN ENERGY CORP
filed 2000-08-14
CIK 876528

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

There were 13,285,581shares of $.02 par value common stock outstanding as of August 14, 2000.

                            CROWN ENERGY CORPORATION

                                      INDEX

                                                                        PAGE(S)

PART I.           Financial Information

         ITEM 1.  Financial Statements

                  Condensed Consolidated Balance Sheets at June 30,
                     2000 (unaudited) and December 31, 1999                  3

                  Condensed Consolidated Statements of Operations for
                     the Three Months ended June 30, 2000 and 1999
                     (unaudited)                                             5

                  Condensed Consolidated Statements of Operations for
                     the Six Months ended June 30, 2000 and 1999
                     (unaudited)                                             6

                  Condensed Consolidated Statements of Cash Flows for
                     the Six Months ended June 30, 2000 and 1999
                     (unaudited)                                             7

                  Notes to Condensed Consolidated Financial Statements
                     (unaudited)                                             9


         ITEM 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     18

         ITEM 3.  Quantitative and Qualitative Disclosures about
                    Market Risks                                            22

PART II.          Other Information

         ITEM 1.  Legal Proceedings                                         23

         ITEM 2.  Changes in Securities                                     23

         ITEM 3.  Defaults upon Senior Securities                           24

         ITEM 4.  Submission of Matters to a Vote of Security Holders       24

         ITEM 5.  Other Information                                         24

         ITEM 6.  Exhibits and Reports on Form 8-K                          24


PART III.         Signatures                                                25

                          PART I-FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            CROWN ENERGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                  June 30,
                                                                                    2000            December 31,
                                                                                 [unaudited]             1999
                                                                             ----------------     ----------------
CURRENT ASSETS:
     Cash and cash equivalents                                               $        937,545     $      4,978,977
     Accounts receivable, net of allowance for uncollectible
       accounts and demerits of $262,696 and $298,000 at June 30, 2000
       and December 31, 1999, respectively                                          5,657,135            5,186,325
     Inventory                                                                      4,789,251            2,133,866
     Prepaid and other current assets                                                  47,408               35,582
                                                                             ----------------     ----------------
          Total Current Assets                                                     11,431,339           12,334,750

PROPERTY, PLANT AND EQUIPMENT, Net                                                  9,617,925            9,237,735

INVESTMENT IN AND ADVANCES
  TO AN EQUITY AFFILIATE                                                            6,633,778            7,174,920

GOODWILL, Net                                                                       3,879,446            4,127,680

OTHER INTANGIBLE ASSETS, Net                                                          287,020              175,000
OTHER ASSETS                                                                          210,306               63,768
                                                                             ----------------     ----------------
TOTAL                                                                        $     32,059,814     $     33,113,853
                                                                             ================     ================

        The accompanying notes are an integral part of these consolidated financial statements.

                           CROWN ENERGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  June 30,
                                                                                    2000            December 31,
                                                                                 [unaudited]             1999
                                                                             ----------------     ----------------
CURRENT LIABILITIES
     Accounts payable                                                        $      1,606,481     $      1,132,251
     Preferred stock dividends payable                                                599,996              400,000
     Accrued expenses                                                               3,814,237            2,281,992
     Long-term debt - estimated current portion                                       156,386              166,204
     Borrowings from related party                                                 14,935,222            4,935,222
                                                                             ----------------     ----------------
     Total current liabilities                                                     21,112,322            8,915,669
                                                                             ----------------     ----------------

MINORITY INTEREST IN CONSOLIDATED
  JOINT VENTURES                                                                     415,388              301,699

CAPITALIZATION:
     Long-term debt                                                                11,268,199           11,332,681
     Redeemable preferred stock                                                     4,867,925            4,839,623
     Common stockholders' deficit                                                  (5,604,020)          (2,275,819)
                                                                             ----------------     ----------------
          Total capitalization                                                     10,532,104           13,896,485
                                                                             ----------------     ----------------
TOTAL                                                                        $     32,059,814     $     33,113,853
                                                                             ================     ================

        The accompanying notes are an integral part of these consolidated financial statements.

                            CROWN ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   [Unaudited]


                                                                                  For the Three Months Ended
                                                                                           June 30,
                                                                           ---------------------------------------
                                                                                  2000                  1999
                                                                           ------------------     ----------------
SALES, Net of demerits                                                     $        6,872,696     $    10,057,495

EXPENSES:
  Cost of goods sold                                                                5,733,582            7,442,952
  Operating expenses                                                                1,102,730            1,803,323
  General and administrative                                                          457,942              648,802
  Depreciation, and amortization                                                      215,323              128,335
                                                                           ------------------     ----------------
TOTAL                                                                               7,509,577           10,023,412
                                                                           ------------------     ----------------
INCOME (LOSS) FROM OPERATIONS                                                        (636,881)              34,083

OTHER INCOME (EXPENSES):
   Interest and other income                                                          284,461              113,881
   Interest and other expense                                                        (644,565)            (530,734)
   Equity in losses of unconsolidated equity affiliate                               (167,088)            (196,875)
                                                                           ------------------     ----------------
        Total other (expense) net                                                    (527,192)            (613,728)

LOSS BEFORE INCOME TAXES
  AND MINORITY INTERESTS                                                           (1,164,073)            (579,645)
                                                                           ------------------     ----------------
DEFERRED INCOME TAX BENEFIT                                                                 0                    0

MINORITY INTEREST IN LOSSES OF
  CONSOLIDATED JOINT VENTURE                                                           10,039               85,266
                                                                           ------------------     ----------------
NET LOSS                                                                   $       (1,154,034)    $       (494,379)
                                                                           ------------------     ----------------
NET LOSS PER COMMON SHARE-
  Basic and diluted                                                        $            (0.09)    $          (0.04)
                                                                           ==================     ================

        The accompanying notes are an integral part of these consolidated financial statements.

                            CROWN ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   [Unaudited]

                                                                                   For the Six Months Ended
                                                                                           June 30,
                                                                           ---------------------------------------
                                                                                   2000                 1999
                                                                           ------------------     ----------------
SALES, Net of demerits                                                     $        8,189,105     $     14,876,581

EXPENSES:

  Cost of goods sold                                                                6,638,461           10,619,620
  Operating expenses                                                                1,944,263            3,145,360
  General and administrative                                                        1,093,857            1,234,060
  Depreciation, and amortization                                                      433,749              339,985
                                                                           ------------------     ----------------
TOTAL                                                                              10,110,330           15,339,025
                                                                           ------------------     ----------------
INCOME LOSS FROM OPERATIONS                                                        (1,921,225)            (462,444)

OTHER INCOME (EXPENSES):
   Interest and other income                                                          587,827              226,136
   Interest and other expense                                                      (1,266,453)            (912,853)
   Equity in losses of unconsolidated equity affiliate                               (434,013)            (426,273)
                                                                           ------------------     ----------------
        Total other (expense) net                                                  (1,112,639)          (1,112,990)

LOSS BEFORE INCOME TAXES
  AND MINORITY INTERESTS                                                           (3,033,864)          (1,575,434)
                                                                           ------------------     ----------------

DEFERRED INCOME TAX BENEFIT                                                                 0                    0

MINORITY INTEREST IN LOSSES OF
  CONSOLIDATED JOINT VENTURE                                                           17,214              404,962
                                                                           ------------------     ----------------
NET LOSS                                                                   $       (3,016,650)    $     (1,170,472)
                                                                           ------------------     ----------------
NET LOSS PER COMMON SHARE-
  Basic and diluted                                                        $            (0.24)    $          (0.10)
                                                                           ==================     ================

        The accompanying notes are an integral part of these consolidated financial statements.

                            CROWN ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   [Unaudited]

                                                                                   For the Six Months Ended
                                                                                           June 30,
                                                                           ---------------------------------------
                                                                                   2000                 1999
                                                                           ------------------     ----------------
Cash Flows From Operating Activities:
       Net loss                                                            $       (3,016,650)    $     (1,170,472)
                                                                           ------------------     ----------------
       Adjustments to reconcile net loss to net cash used by operating activities:
                Amortization, depreciation and depletion                              433,749              339,983
                Equity in losses of unconsolidated affiliate                          434,013              426,273
                Minority interest                                                     (17,214)            (404,962)

                Changes in assets and liabilities:
                    Accounts receivable                                              (470,810)          (3,135,951)
                    Inventory                                                      (2,655,389)          (6,513,028)
                    Other assets                                                     (158,363)            (888,635)
                    Accounts payable                                                  474,230            5,133,285
                    Accrued expenses                                                1,531,030              (33,003)
                                                                           ------------------     ----------------
                           Total adjustments                                         (428,754)          (5,076,038)
                                                                           ------------------     ----------------
                           Net Cash Used in Operating Activities                   (3,445,404)          (6,246,510)
                                                                           ------------------     ----------------

Cash Flows From Investing Activities:
       Investment in and advances to Crown Asphalt Ridge, LLC                          76,808           (1,010,981)
       Acquisition of Asphalt Terminals                                                     0           (3,856,390)
       Purchase of property and equipment                                            (647,400)          (1,240,057)
                                                                           ------------------     ----------------
                           Net Cash Used by Investing Activities                     (570,592)          (6,107,428)
                                                                           ------------------     ----------------

Cash Flows From Financing Activities:
       Net change in borrowings from related party                                          0            6,000,000
       Sale of equity interest in subsidiary to a minority shareholder                      0              192,971
       Long-term debt payment                                                         (73,089)             (67,422)
       Proceeds from borrowings of long-term debt                                           0            3,307.070
                                                                           ------------------     ----------------
       Capital contribution from partners                                              47,653                    0

                           Net Cash Provided by Used in
                             Financing Activities                          $          (25,436)    $      9,432,619
                                                                           ------------------     ----------------

        The accompanying notes are an integral part of these consolidated financial statements.

                            CROWN ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   [Continued]

                                                                                   For the Six Months Ended
                                                                                           June 30,
                                                                           ---------------------------------------
                                                                                   2000                 1999
                                                                           ------------------     ----------------
         Net Increase (Decrease) in Cash:                                  $       (4,041,432)    $     (2,921,319)
                                                                           ==================     ================

Cash at Beginning of Period                                                $        4,978,977     $      3,735,632
                                                                           ==================     ================
Cash at End of Period                                                      $          937,545     $        814,313
                                                                           ==================     ================
Supplemental Disclosure of Cash Flow Information
       Cash paid during the period:
           Interest                                                        $          285,229     $         69,942
                                                                           ==================     ================
           Income taxes                                                                   ---                  ---
                                                                           ==================     ================

Supplemental Schedule of Non-cash Investing and Financing Activities:
       For the period ended June 30, 2000:
           None
       For the period ended June 30, 1999:
           On January 27, 1999, the Company issued 317,069 shares of common stock to its preferred stockholders as payment in full for preferred stock dividends payable totaling $467,433.


        The accompanying notes are an integral part of these consolidated financial statements.

                            CROWN ENERGY CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in stockholders' equity and cash flows at June 30, 2000 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 Annual Report on Form 10-K. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

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

         Majority Owned Subsidiaries - Capco is the majority-owner of Crown Asphalt Distribution, LLC (Crown Distribution). Crown Distribution is a joint venture formed on July 2, 1998, between Capco and MCNIC Pipeline and Processing Company (MCNIC) for the purpose of acquiring certain assets of Petro Source Asphalt Company (Petro Source). Capco owns 50.01% and MCNIC owns 49.99% of Crown Distribution. Capco is the general manager and operating agent of Crown Distribution. Because there is no agreement requiring the minority shareholder to guarantee the subsidiary's debt or a commitment to provide additional capital, other than working capital, all losses related to Crown Distribution (including MCNIC's 49% interest in the losses totaling $1,205,640) are included in the Company's Financial Statements. CAT LLC is a joint venture formed on June 16, 1998 between Capco and Foreland Asphalt Corporation (Foreland). Cowboy Asphalt Terminal, LLC (CAT LLC) is an asphalt terminal and storage facility. On December 21, 1998, Capco assigned its interest in CAT LLC to Crown Distribution. Crown Distribution owns 66.67% and Foreland owns 33.33% of CAT LLC. MCNIC has since filed suit on this matter and the Company and/or its subsidiaries have answered such suit and filed counter claims and claims independently, as detailed in Part II Item 1.

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

         Basis of Presentation - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classifications of recorded amounts of assets or the amounts and

                            CROWN ENERGY CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

         Basis of Presentation (continued) - classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern depend upon its ability to generate sufficient cash flows to meet its obligations on a timely basis and to obtain additional financing or refinancing as may be required.

         At June 30, 2000, the company's current liabilities exceeded current assets by $9,680,983 and the Company had a common stockholders' deficit of $5,604,020. For the year ended December 31, 1999, the Company had a loss of $3,053,516 and for the six month period ended June 30, 2000, the Company had a loss of $3,016,650. On March 27, 2000, the Company was advised by MCNIC that it was in default of the working capital loan. MCNIC has also demanded immediate payment of the working capital loan plus accrued interest. References to the Company may also include references to Crown Distribution within this Report where it is appropriate. Management believes that the Company is not in default of the working capital loan, since only the initial loan had specified terms and such loan was extinguished by the replacement loan, which management believes is a line of credit as interpreted by the Operating Agreement between MCNIC and Capco. The Company does not believe that MCNIC will provide additional working capital in excess of the existing loan and Management has been unable to secure additional working capital through other sources.

         The Crown Ridge production facility, which is a joint venture between MCNIC and CAC, has not completed the pilot operations in the second quarter as indicated by Management in its December 31, 1999 annual report on Form 10-K. The continued delays of the pilot operations, indicate that the $6,633,778 investment that the Company holds on its balance sheet in Crown Ridge has the potential to be impaired if the facility does not achieve an acceptable level of profitable operations. Management believes that if viable and economic solution exists at the facility and the facility becomes operational, then Crown Ridge will be able to continue as a going concern.

         These factors, as well as continued operating losses raise some concern regarding the Company's ability to operate as a going concern.

         Revenue Recognition - Revenues are recognized when the related product is shipped.

         Income Taxes - The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences in the bases of assets and liabilities as reported for financial statement and income tax purposes. As of June 30, 2000, all net deferred tax assets were offset by a valuation allowance.

         Number of Shares Outstanding - The number of shares shown as outstanding do not reflect 350,000 shares committed to be issued to the law firm of Berman, Gaufin, Tomsic & Savage in connection with the litigation against MCNIC described in Part II Item 1.

         Loss Per Share - Net loss per common share is computed under the basic method using the weighted average number of the Company's common shares outstanding. The effect of common shares from stock options, warrants, and convertible securities is not considered in the diluted loss per share computations as such common stock equivalents are anti-dilutive.

                            CROWN ENERGY CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

         Cash and Cash Equivalents - For purposes of the statements of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

         Use of Estimates in Preparing Financial Statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimated.

         Inventory - Inventories consist principally of asphalt hydrocarbons and chemical supplies which are valued at the lower of cost (computed on a first-in, first-out basis) or market.

         Long-Lived Assets - The Company evaluates the carrying value of long-term assets including intangibles based on current and anticipated undiscounted cash flows and recognizes impairment when such cash flows will be less than the carrying values. Measurement of the amount of impairments, if any, is based upon the difference between carrying value and fair value. There were no impairments as of June 30, 2000 and December 31, 1999.

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

         Revenue Recognition - In December 1999, the Securities and Exchange Commission (SEC) issued SEC Staff Accounting Bulletin (SAB): No. 101 - Revenue Recognition in Financial Statements. This SAB summarizes certain of the staff's views in applying generally accepted accounting principals to revenue recognition in financials statements. The SAB will be effective in the fourth quarter of this year. The company is still evaluating the impact that the SAB will have on its financial statements.

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

         Acquisition of Rawlins Asphalt Terminal - On May 12, 1999, the Company acquired the Rawlins Asphalt Terminal and inventory for $2,291,571 from S&L Industrial (S&L). The purchase price consists of the Company assuming S&L's debt of approximately $1,800,000, entering into a note payable to S&L for $225,000, and a cash payment of $266,571. Capco currently processes asphalt for Crown Distribution for a fee through the Rawlins Asphalt Terminal by throughput agreement. The Company has been notified by MCNIC that it will participate in this acquisition and will fund one-half of all costs. To date, however, MCNIC has not taken the actions required in order for it to participate.

NOTE 3 - PROCESSING AGREEMENT EXPIRATION

         The Company, through its subsidiary, Crown Distribution had an agreement with Santa Maria Refining Company (SMRC) and SABA Petroleum whereby Crown Distribution purchased crude oil for processing at the Santa Maria Refinery, and Capco marketed the slate of products produced, primarily asphalt. This agreement was acquired through the acquisition of Petro Source Asphalt Company in 1998. The agreement was terminated effective April 30, 1999. Revenues resulting from the agreement were approximately $4.8 million in the first six months of 1999.

NOTE 4 - BORROWINGS FROM RELATED PARTY

         Pursuant to the Crown Distribution Operating Agreement, Management believes, MCNIC elected to provide a working capital revolving line of credit to Crown Distribution in lieu of the Company completing a line with an outside financial institution. As of June 30, 2000, this line had a balance of approximately $14,935,222 and accrues interest at 8%. Management of the Company has indicated that MCNIC believes the borrowing is a working capital loan. Through the period ended June 30, 2000, $1,754,390 in interest had been accrued. This line is repaid solely out of the cash flow from Crown Distribution. Crown Distribution has received a notice of default of a working capital loan from MCNIC made in conjunction with the Petro Source asset acquisition. Further, MCNIC has filed

                            CROWN ENERGY CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

NOTE 4 - BORROWINGS FROM RELATED PARTY (continued)

         a complaint seeking, among other things, repayment of the working capital loan plus all interest accrued thereon. The Company has answered MCNIC's suit and filed counterclaims and an additional action of its own relating to MCNIC's actions with regard to the Company and its ventures with it. (See "Part II, Item 1 Legal Proceedings and Item
         3. Defaults upon Senior Securities.")

NOTE 5 - LOSSES FROM EQUITY AFFILIATE

         Crown Ridge has recorded certain expenses, the majority of which relate to the pilot project currently being conducted, that the Company believes were not approved by the Management Committee of Crown Ridge. The Company has recorded its share of such expenses, however should these expenses be determined not to be valid Crown Ridge expenditures, the Company will reverse its share of such expenses, estimated to be $391,122, in the period upon such determination.

NOTE 6 - LONG TERM DEBT

         Long-term debt consists of the following at June 30, 2000:

         Debt with Hancock-Geisler R.I.C., interest at 9%, with
           monthly principal and interest payments of $20,627 for
           84 months                                                $ 1,083,205

         Debt with Community First National Bank, interest at
           prime plus 1%, with monthly payments of $13,600
           through May 12, 2001 with additional principal
           payments due in 2000 and 2001 of $60,000 and $66,000
           respectively, based on cash flow from Capco only.
           Balance as of May 12, 2001 to be amortized over 13
           year.                                                    $ 1,798,788

         Debt with S&L Industrial, interest at LIBOR with annual
           payments equal to the greater of 25% of the Rawlins
           Terminal cash flow after debt service or principal and
           interest payments annualized over 10 years. Such
           amount will be reduced because certain representations
           of S&L were not satisfied.                                 $ 225,000

         Preferential Capital Contribution in Crown Distribution
           with MCNIC, interest at 15%, with annual principal and
           interest installments equal to 50% of the net cash
           flows (as defined) of Crown Distribution. This debt is
           secured by all of the assets of Crown Distribution and
           is repayable solely from Crown Distribution's cash
           flow and is non-recourse to the Company.                 $ 5,325,723

         Debt with MCNIC, interest at prime plus 1%, with monthly
           payments of $20,757 through July 20, 2001 with
           additional payments due in 2000 and 2001 based upon
           the Company's cash flow. Balance as of July 20, 2001
           to be amortized over 13 years.                           $ 2,991,869

         Less estimated current portion                             $  (156,386)
                                                                    -----------

         Long-term portion                                          $11,268,199
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

NOTE 8 - COMMON STOCKHOLDERS' DEFICIT AND REDEEMABLE PREFERRED STOCK

         At June 30, 2000 and December 31, 1999, common stockholders' equity and redeemable preferred stock consists of the following:

                                                        June 30,    December 31,
                                                          2000         1999
                                                       -----------   ----------

         Redeemable preferred stock - $.005 par value;
         1,000,000 shares authorized; $10.00 stated
         value; 500,000 Series A cumulative convertible
         shares issued and outstanding; original
         estimated fair value of $4,716,981, accretion
         of $28,302 and $56,604 for the periods ended
         June 30, 2000 and December 31, 1999,
         respectively, toward the stated value of
         $5,000,000                                   $  4,867,925  $ 4,839,623
                                                      ============  ===========

         Common stockholders' equity:

         Common stock, $.02 par value; 50,000,000
         shares authorized; 13,285,581 and 13,285,581
         shares issued and outstanding at June 30, 2000
         and December 31, 1999, respectively          $    265,711  $   265,711

         Additional paid-in capital                      5,563,527    5,791,828

         Stock warrants outstanding; 683,750 at June
         30, 2000 and December 31, 1999, respectively      243,574      243,574

         Common stock subscription receivable from
         officers                                         (549,166)    (549,166)

         Retained deficit                              (11,127,666)  (8,027,766)
                                                       -----------   ----------
         Total                                        $ (5,604,020) $(2,275,819)
                                                      ============  ===========

NOTE 9 - CAPITAL TRANSACTIONS

         Preferred Stock - The Company is authorized to issue 1,000,000 preferred shares, par value $.005 per share. On November 4, 1997, the Company completed the sale of 500,000 shares of its Series A Cumulative Convertible Preferred Stock ("Series A Preferred") pursuant to a stock purchase agreement dated September 25, 1997 for an aggregate sales price of $5,000,000. Each share of Series

                            CROWN ENERGY CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

         A Preferred is convertible at the option of its holder, at any time, into 8.57 shares of common stock of the Company. At the date of the issuance of the preferred stock, the embedded conversion price was $1.17 and the estimated fair value of the common stock was $1.03. Dividends accrue on the outstanding Series A Preferred at the rate of 8% per annum and may be declared, at the option of the Company, and paid through cash or common shares of the Company at the option of the holder. Subject to the holder's right to convert the Series A Preferred, the Company may redeem the Series A Preferred at any time from the date on which it is issued at a percentage of the Series A Preferred's stated value of $10 per share; 130% of stated value if redemption occurs within thirty-six months of the date of issuance, 115% of stated value if redemption occurs between thirty-six and forty-eight months after the date of issuance, 110% of stated value if redemption occurs between forty-eight and sixty months after the date of issuance, and 100% if redemption occurs thereafter. The holder of the Series A Preferred may also require the Company to redeem the Series A Preferred after the eighth anniversary of the Series A Preferred's issuance. The holders of the Series A Preferred shall have the right, but shall not be obligated, to appoint 20% ofthe Company's Board of Directors. The Company may not alter the rights and preferences of the Series A Preferred, authorize any security having liquidation preference, redemption, voting or dividend rights senior to the Series A Preferred, increase the number of Series A Preferred, reclassify its securities or enter into specified extraordinary events without obtaining written consent or an affirmative vote of at least 75% of the holders of the outstanding shares of the Series A Preferred stock. All voting rights of the Series A Preferred expire upon the issuance by the Company of its notice to redeem such shares. The shares of common stock issuable upon conversion of the Series A Preferred are subject to adjustment upon the issuance of additional shares of the Company's common stock resulting from stock splits, share dividends, and other similar events as well as upon the issuance of additional shares or options which are issued in connection with the Company's equity investment or as compensation to any employee, director, consultant, or other service provider of the Company or any subsidiary, other than options to acquire up to 5% of the Company's common stock at or less than fair market value. This anti-dilution provision only applies upon the issuance of additional equity in connection with the Company's interest in Crown Asphalt Ridge, LLC or equity issued to any employee, director, consultant or other service provider outside of the Company's Long Term Incentive Plan.

         Common Stock Warrant - In conjunction with the issuance of the preferred stock described above, the Company issued a warrant to the holders of the preferred stock. The fair value of the warrant at the date of issuance was estimated to be $283,019 and was recorded to additional paid-in capital and as a reduction to the stated value of the preferred stock. The reduction in preferred stock is being accreted over the five-year period from the date of issuance to the earliest exercise date of the warrant. Upon the fifth anniversary of the issuance of the preferred stock, the warrant becomes exercisable, at $.002 per share, into the number of common shares of the Company equal to (a) [$5,000,000 plus the product of (i) ($5,000,000 multiplied by (ii) 39% (internal rate of return) multiplied by (iii) 5 years] (14,750,000), minus (b) the sum of (i) all dividends and other distributions paid by the Company on the preferred stock or on the common stock received upon conversion of the preferred stock plus (ii) the greater of the proceeds from the sale of any common stock received by the holder upon the conversion of the preferred stock prior to the fifth anniversary date or the terminal value (as defined below) of such common stock sold before the fifth anniversary plus (iii) the terminal value of the preferred stock and common stock received upon conversion of the preferred stock then held, divided by (c) the fair market value of the Company's common stock on a weighted average basis for the 90 days immediately preceding the fifth anniversary date of the issuance of the preferred stock. Terminal value is defined as the sum of (i) the shares of common stock into which the preferred stock then held is convertible, plus (ii) shares of common stock received upon conversion of preferred

                            CROWN ENERGY CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

         Common Stock Warrant (continued) - stock, multiplied by the fair market value of the Company's common stock on a weighted average basis for the 90 days immediately preceding the fifth anniversary date of the issuance of the preferred stock. The warrants will expire in 2007 and is subject to a cap of up to an additional 8% of the Company's fully diluted outstanding shares as of September 25, 1997 and other certain adjustments.

NOTE 10 - LOSS PER SHARE

         The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the six months ended June 30, 2000 and 1999:

                                                  2000                           1999
                                          ----------------------          --------------------
                                                       Loss                            Loss
                                          Loss         Per Share          Loss       Per Share
                                          ----         ---------          ----       ---------
         Net Loss                    $ (3,016,650)                  $ (1,170,472)

         Redeemable preferred
           stock dividends               (200,000)                      (200,000)
                                         --------                       --------
         Net loss attributable to
           common stockholders       $ (3,216,650)    $ (0.24)      $ (1,370,472)      $ (0.10)
                                     ============     =======       ============       =======
         Weighted average common
           shares outstanding -
           basic and diluted           13,285,581                     13,285,581
                                       ----------                     ----------

         The Company had at June 30, 2000 and December 31, 1999, incremental options and warrants to purchase, computed under the treasury stock method, 668,256 shares of common stock that were not included in the computation of diluted earnings per share because their effect was anti-dilutive. The Company also has preferred stock outstanding at June 30, 2000 and December 31, 1999 which is convertible into approximately 4,300,000 shares of common stock that was not included in the computation of diluted earnings per share as its effect was anti-dilutive. Accordingly, diluted earnings per share does not differ from basic earnings.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

         On June 20, 2000, MCNIC filed a Complaint in the Third Judicial District Court, Salt Lake County, Utah, against Crown Distribution. The action seeks to foreclose on alleged mortgage and security interest in and to certain real and personal property of Crown Distribution, which property constitutes a substantial part of the operating assets of Crown Distribution. In summary, in its Complaint MCNIC does not acknowledge its prior commitment to "roll" the Loan into the Credit Line and alleges that Crown Distribution is in default on the promissory note evidencing the Loan to Crown Distribution in the amount of $7,141,930.00. MCNIC further alleges that the total amount owed by Crown Distribution to MCNIC is in excess of $15,000,000, as well as interest at the rate of 18% from January 1, 2000 until paid in full. The Complaint also seeks the appointment of a receiver to ensure and protect the interests of MCNIC in the property of Crown Distribution, pending a determination by the Court of the merits of the Complaint. Crown Distribution intends to vigorously defend against this litigation and believes that it has certain available defenses, claims and counterclaims. Crown Distribution's

                            CROWN ENERGY CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND CONTINGENCIES (continued)

         managements further believe that certain of MCNIC's allegations are lacking in either legal or factual basis. However, litigation is inherently uncertain and Crown Distribution is therefore unable to predict the outcome of the litigation.

NOTE 12 - SUBSEQUENT EVENT

         On July 25, 2000, the Company brought suit against MCN, MCNIC and certain officers of MCN and MCNIC in the United States District Court for the District of Utah, Central Division. The Company alleges claims against defendants for breach of fiduciary duties, economic duress, breach of implied covenants of good faith and fair dealing, breach of contracts, estoppel, intentional interference, and trade libel and slander of title as a result of defendants' wrongful and bad faith conduct in the joint venture relationships. Damages of an amount exceeding $100 million are being sought with the full amount of damages on all claims to be proven at trial. (See "Part II - Item 1 - Legal Proceedings")

         On August 1, 2000, Crown Distribution filed its Answer and Counterclaims to the MCNIC Complaint and named additional counterclaim defendants, MCN and certain officers of MCN and MCNIC. The Answer and Counterclaims substantially denied all of the allegations set forth in the MCNIC Complaint and alleged numerous counterclaims. (See "Part II -
         Item 1 - Legal Proceedings")

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

         Liquidity and Capital Resources

         At June 30, 2000, the Company had cash and other current assets of $11,431,339 as compared to cash and other current assets of $12,334,750 at December 31, 1999. The decrease of $903,411 was primarily the result of the Company's operating loss for the six month period ended June 30, 2000. The operating loss resulted from insufficient funds available under its working capital line of credit to complete its asphalt inventory winterfill program. The winterfill program involves the purchase of asphalt during the winter months to fill the available storage capacity, when prices are lower, for subsequent sale during the asphalt season, typically during the months from April through October. Management believes, MCNIC, the minority interest owner, having agreed to provide such line of credit in lieu of third party bank financing has declined to make available to the Company additional borrowings. The Company has accrued interest on the line at an interest rate of 8%. At June 30, 2000, the line had an outstanding principal balance of $14,935,222. (See "Part II - Item 1
- Legal Proceedings")

         On March 27, 2000, MCNIC delivered to the Company a notice of default with respect to the working capital loan, and demanded payment of the
outstanding  principal  balance  plus  all  interest  accrued  thereon.   MCNIC,
immediately following its notice of default, proposed an extension on the working capital loan, provided the Company also relinquishes operational control of Crown Distribution to MCNIC. The Company has endeavored to resolve these issues with MCNIC on mutually acceptable terms. However, on June 20, 2000, MCNIC filed a Complaint in the Third Judicial District Court, Salt Lake County, Utah, against Crown Distribution. The action seeks to foreclose on alleged mortgage and security interest in and to certain real and personal property of Crown Distribution, which property constitutes a substantial part of the operating assets of Crown Distribution. In summary, in its Complaint MCNIC does not acknowledge its prior agreement to extinguish the working capital loan and "roll" such loan into the working capital line of credit. The Complaint alleges that Crown Distribution is in default on the promissory note evidencing the working capital loan to Crown Distribution in the amount of $7,141,930.00. MCNIC further alleges that the total amount owed by Crown Distribution to MCNIC is in excess of $15,000,000, as well as interest at the rate of 18% from January 1, 2000 until paid in full. The Complaint also seeks the appointment of a receiver to ensure and protect the interests of MCNIC in the property of Crown
Distribution, pending a determination by the Court of the merits of the Complaint.

         Management of the Company believes that the working capital loan was fully satisfied and replaced by the working capital line of credit and no default has occurred under the working capital loan or working capital line of credit. The Company further believes that MCNIC is improperly attempting to demand repayment of the working capital loan. Additionally, Management believes that MCNIC is improperly attempting to gain control of Crown Distribution and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

other aspects of the Company's operations. The Company and Crown Distribution intend to vigorously defend against this litigation. An Answer and Counterclaims to the MCNIC Complaint were filed on August 1, 2000 with the court and named additional counterclaim defendants, MCN Energy Group, Inc. ("MCN") and certain officers of MCN and MCNIC. The Answer and Counterclaims substantially denied all of the allegations set forth in the MCNIC Complaint and made certain defensive arguments, claims and counterclaims. The Answer and Counterclaims further argued that certain of MCNIC's allegations are lacking in either legal or factual basis.

         Interested persons should note that litigation is inherently uncertain and the Company and Crown Distribution are therefore unable to predict the outcome of the litigation. Should MCNIC prevails in the action against Crown Distribution, and depending upon the extent and nature of any relief granted by the Court, Crown Distribution may be severely and adversely impacted and may lose possession of some or all of its primary assets and sources of revenues. Further, since Crown Distribution provides a very significant portion of the Company's revenues from operations, the Company is likely to be materially and adversely impacted by any adverse outcome of MCNIC's litigation. On the other hand, interested persons should note that, subject of course to available equitable and other creditor remedies, neither the MCNIC working capital loan or working capital line to Crown Distribution contain cross-default provisions giving MCNIC any right to declare a default or to seek control or possession over the assets or operations of Crown Ridge or the Company's interest in Crown Ridge or any other assets of the Company.

         Management of the Company intends to take all actions necessary or appropriate to assert the Company's rights and preserve its rights and assets in Crown Distribution and other aspects of its operations. As a result, the Company on July 25, 2000 filed suit in United States District Court for the District of Utah, Central Division against MCN, MCNIC and certain officers of MCN and MCNIC in which the Company alleges claims against defendants for breach of fiduciary duties, economic duress, breach of implied covenants of good faith and fair dealing, breach of contracts, estoppel, intentional interference, and trade libel and slander of title as a result of defendants' wrongful and bad faith conduct in the joint venture relationships. Damages of an amount exceeding $100 million are being sought with the full amount of damages on all claims to be proven at trial. While there is no way of predicting or knowing the outcome of the litigation which is now in process, the Company is confident that it is asserting its claims in good faith, has a reasonable basis for pursuing them and will continue to pursue them with vigor. Given the wide range of potential actions which MCNIC might take, and the equally wide range of defenses, counterclaims and other actions which the Company might assert and/or take, it is difficult to predict possible outcomes at this time. Again, interested persons should note the significant and material risks facing the Company, as well as the related material, negative impacts the Company would experience in the event the Company does not prevail.

         The Company also owed MCNIC an additional $5,325,723 at June 30, 2000 with respect to the Preferential Capital Contribution which funded Crown Distribution's acquisition of the assets of Petro Source Asphalt Company. The Preferential Capital Contribution yields a 15% rate of return and is payable solely from 50% of the cash flow from Crown Distribution's operations. .

         The Company believes its asphalt distribution business, which is operated through Capco, is a business whose success is not dependent on the Company's interest in the Crown Ridge facility. However, the asphalt distribution business is capital intensive and requires substantial investments to acquire terminal storage, blending, and raw material assets. For instance, the Rawlins, Wyoming asphalt terminal, acquired by Capco in 1999, has not yet generated positive cash flow and requires working capital to fund its ongoing operations. Under the Company's contractual relationship with MCNIC, MCNIC has certain rights to participate in additional business opportunities, if any, which may be pursued by the Company. MCNIC has agreed to jointly own the Rawlins asphalt terminal in a new, separate joint venture, Crown Distribution II. Assuming that both the Company and MCNIC satisfy their respective obligations to contribute assets to and otherwise fund Crown Distribution II, it is anticipated that Crown Distribution II will be owned 50.01% by the Company and 49.99% by MCNIC. The final operating agreement for Crown Distribution II was not completed as of the date of this Report, and no assets have been contributed to Crown Distribution II, but has not taken the steps necessary to consummate the transaction. The Company expects that MCNIC will fund its proportionate share of all costs and losses retroactive to the acquisition date of May 12, 1999. Additionally, the Rawlins asphalt terminal will require a separate working capital line of credit to operate the business, which line of credit the Company expects will be

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

jointly funded by MCNIC and the Company. Therefore, until such time as the Rawlins asphalt terminal generates positive cash flow, the Company expects that the operations at the Rawlins asphalt terminal will require working capital provided by the Company.

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

         As of June 30, 2000, the Company has made cash contributions of approximately $5.7 million to Crown Ridge. During the start-up of the Crown Ridge facility, mechanical and process difficulties were experienced that affected production economics. Crown Ridge is currently conducting a pilot study to develop a solution to these problems. Should such delays continue, or should the facility be unable to operate economically, the Company believes this would significantly impact Crown Ridge's ability to continue as a going concern and would adversely impact the Company's operations and financial condition.

         Results of Operations

         For the three month period ended June 30, 2000, compared to the three months ended June 30, 1999

         Total revenue decreased from $10,057,495 for the three month period ended June 30, 1999 to $6,872,696 for the same period in 2000, a decrease of $3,184,799. The decrease was due to the termination of the processing agreement with the Santa Maria Refinery that expired April 30, 1999. Revenues generated from the Santa Maria agreement during the same prior year period were $3,547,938. The Company is presently engaged in litigation with the owners of the Santa Maria Refinery (See "Part II - Item 1 - Legal Proceedings).

         Cost of sales decreased from $7,442,952 for the three month period ended June 30, 1999 to $5,733,582 for the same period in 2000, a decrease of $1,709,370. This decrease was due to reduced costs resulting from the termination of the Santa Maria Refining agreement.

         Operating expenses decreased from $1,803,323 for the three month period ended June 30, 1999 to $1,102,730 for the same period in 2000, a decrease of $700,593. This decrease was due to lower through put for the period, improved operating efficiencies, and the termination of the Santa Maria Processing Agreement. Estimated through put for the three month period ended March 31, 1999 was 24,100 tons as compared to 6,050 tons for the same period in 2000.

         General and administrative expenses decreased from $648,802 for the three month period ended June 30, 1999 to $457,942 for the same period in 2000, a decrease of $190,860. This change was primarily due to the collection of a receivable of $320,000 from the Zimmerman litigation, which was expensed as a bad debt in the prior year. This was partially offset by the additional overhead attributed to the acquisition of the Rawlins Asphalt Terminal.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

         Interest and other income/expenses decreased from net other expenses of $613,728 for the three month period ended June 30, 1999 to net other expenses of $527,192 for the same period ended June 30, 2000, a decrease of $86,536. The 2000 total was comprised of interest costs related to the Company's working capital line, preferential loan and other debt for its asphalt distribution business of $644,565 and losses of $167,088 related to equity in the losses of Crown Ridge. These amounts were partially offset by interest and other income of $284,461. (See "Part I - Note 5. Equity Affiliate")

         Minority interest of $10,039 Foreland's approximate 33% interest in CAT, LLC.

         For the six month period ended June 30, 2000, compared to the six months ended June 30, 1999

         Total revenue decreased from $14,876,581 for the six month period ended June 30, 1999 to $8,189,105 for the same period in 2000, a decrease of $6,687,476. The decrease was due to the termination of the processing agreement with the Santa Maria Refinery that expired April 30, 1999. Revenues generated from the Santa Maria agreement during the same prior year period were $7,769,632. The Company is presently engaged in litigation with the owners of the Santa Maria Refinery (See "Part II - Item 1 - Legal Proceedings") that refused to deliver the Company's inventory at that facility.

         Cost of sales decreased from $10,619,620 for the six month period ended June 30, 1999 to $6,638,461 for the same period in 2000, an increase of $3,981,159. This decrease was due to reduced costs resulting from the termination of the Santa Maria Refining agreement.

         Operating expenses decreased from $3,145,360 for the six month period ended June 30, 1999 to $1,944,263 for the same period in 2000, a decrease of $1,201,097. This decrease was due to lower through put for the period, improved operating efficiencies, and the termination of the Santa Maria Processing Agreement. Estimated through put for the six month period ended June 30, 1999 was 81,500 tons as compared to 41,500 tons for the same period in 2000.

         General and administrative expenses decreased from $1,234,060 for the six month period ended June 30, 1999 to $1,093,857 for the same period in 2000, a decrease of $140,203. This change was due to the collection of a receivable which was expensed as a bad debt in the prior year and cost efficiencies. This was partially offset by the additional overhead attributed to the acquisition of the Rawlins Asphalt Terminal.

         Interest and other income/expenses decreased from net other expenses of $1,112,990 for the six month period ended June 30, 1999 to net other expenses of $1,112,639 for the same period in 2000, a decrease of $351. The 2000 total was comprised of interest costs related to the Company's working capital line, preferential loan and other debt for its asphalt distribution business of $1,266,453 and losses of $434,013 related to equity in the losses of Crown Ridge. These amounts were partially offset by interest and other income of $587,827. (See "Part I - Note 5. Equity Affiliate")

         Minority interest of $17,214 represents Foreland's approximate 33% interest in CAT, LLC.

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

                          PART II. - OTHER INFORMATION

ITEM 1.  Legal Proceedings

         On April 17, 2000, pursuant to a February 2000 settlement agreement, Robert Ryan Zimmerman, d/b/a Asphalt Supply & Service, Inc., Robert A. Zimmerman, d/b/a Inoco, Inc., and Connie R. Zimmerman, d/b/a Interstate Asphalt Company, delivered the sum of $320,000 to the Company in exchange for a release of all claims and rescission of the Company's acquisition of the asphalt terminals.

         On June 20, 2000, MCNIC filed a Complaint in the Third Judicial District Court, Salt Lake County, Utah, against Crown Distribution. The action seeks to foreclose on alleged mortgage and security interest in and to certain real and personal property of Crown Distribution, which property constitutes a substantial part of the operating assets of Crown Distribution. In summary, in its Complaint MCNIC does not acknowledge its prior commitment to "roll" the Loan into the Credit Line and alleges that Crown Distribution is in default on the promissory note evidencing the Loan to Crown Distribution in the amount of $7,141,930.00. MCNIC further alleges that the total amount owed by Crown Distribution to MCNIC is in excess of $15,000,000, as well as interest at the rate of 18% from January 1, 2000 until paid in full. The Complaint also seeks the appointment of a receiver to ensure and protect the interests of MCNIC in the property of Crown Distribution, pending a determination by the Court of the merits of the Complaint. Crown Distribution intends to vigorously defend against this litigation and believes that it has certain available defenses, claims and counterclaims. Crown Distribution's managements further believe that certain of MCNIC's allegations are lacking in either legal or factual basis. However, litigation is inherently uncertain and Crown Distribution is therefore unable to predict the outcome of the litigation.

         On July 25, 2000, the Company brought suit against MCN, MCNIC and certain officers of MCN and MCNIC. The suit was brought in the United States District Court for the District of Utah, Central Division, and is styled Crown Energy Corporation, Crown Asphalt Corporation, and Crown Asphalt Products Company v. MCN Energy Group, Inc., MCNIC Pipeline & Processing Company, Howard
L. ("Lee") Dow III, and William E. Kraemer, Civil No. 2:00CV-05873ST. The Company's action arises from the joint ventures between affiliates of the Company and MCNIC with regard to the asphalt business in the Western United States involving the mining, processing, storage, manufacture, and marketing of asphalt the Company alleges claims against defendants for breach of fiduciary duties, economic duress, breach of implied covenants of good faith and fair dealing, breach of contracts, estoppel, intentional interference, and trade libel and slander of title as a result of defendants' wrongful and bad faith conduct in the joint venture relationships. Damages of an amount exceeding $100 million are sought on the Company's claims for breach of fiduciary duties, economic duress, and breach of implied covenants of good faith and fair dealing, with the full amount of damages on all claims to be proven at trial. While there is no way of predicting or knowing the outcome of the litigation which is now in process, the Company is confident in its claims and will continue to pursue them with vigor.

         On August 1, 2000, Crown Distribution filed its Answer and Counterclaims to the MCNIC Complaint and named additional counterclaim defendants, MCN Energy Group, Inc., Howard L. ("Lee") Dow III, and William E. Kraemer. Crown Distribution's Answer and Counterclaims substantially denied all of the allegations set forth in the MCNIC Complaint and alleged numerous counterclaims, including breach of fiduciary duty, economic duress, breach of implied covenants of good faith and fair dealing, breach of contracts, estoppel, intentional interference, trade libel and slander of title, and abuse of process. Crown Distribution, pursuant to its counterclaims, has requested a jury trial and is seeking relief in the way of damages in amounts to be proven at trial, punitive damages, attorney's fees, interest, costs and any other relief to which they may be entitled. While there is no way of predicting or knowing the outcome of the litigation which is now in process, Crown Distribution is confident in its defenses and counterclaims and will continue to pursue them with vigor.

ITEM 2.  Changes in Securities

         None.

ITEM 3.  Defaults upon Senior Securities

         On March 27, 2000, MCNIC delivered to the Company a notice of default with respect to the working capital loan, and demanded payment of the outstanding principal balance plus all interest accrued thereon. Management of the Company believes that the working capital loan was fully satisfied and replaced by the working capital line of credit and no default has occurred under the working capital loan or working capital line of credit. At June 30, 2000, the line had an outstanding principal balance of $14,935,222. The Company further believes that MCNIC is improperly attempting to demand repayment of the working capital loan. (See "Part I - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.")

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None.

ITEM 5.  Other Information

         The Company postponed its 2000 Annual Meeting of Shareholders until a future date to be determined. The Annual Meeting was tentatively scheduled for June 21, 2000. The Company is presently evaluating its options and strategic alternatives and believes postponing its Annual Meeting will enable it to further explore and evaluate such matters and to present any related matters, if required under applicable corporate laws, to shareholders at the Annual Meeting.

ITEM 6.  Exhibits and Reports on Form 8-K

         The Company filed a Form 8-K on June 6, 2000 to report that on May 26, 2000, the Company received notice that MCNIC had elected to exercise its option to assume operations as Operator of the Crown Ridge facility in Vernal, Utah, effective June 26, 2000, from the Company's wholly owned subsidiary, CAC. MCNIC had the right to replace CAC as Operator by the Crown Ridge Operating Agreement and a January 20, 2000 letter agreement. MCNIC will become Operator under a new Operating and Management Agreement similar to that currently in effect. MCNIC's assumption of Crown Ridge's operations will not affect CAC's (i) right to serve as Operator for any additional plants built on Crown Ridge's tar sands leases, or (ii) rights as a Member under Crown Ridge's Operating Agreement. To date, the Company does not believe that MCNIC has performed all steps entitling it to assume its status as operator of Crown Ridge.

         The Company filed a Form 8-K on June 28, 2000 to report that on June 20, 2000, MCNIC filed a Complaint in the Third Judicial District Court, Salt Lake County, Utah, against Crown Distribution. The action seeks to foreclose on alleged mortgage and security interest in and to certain real and personal property of Crown Distribution. The Complaint results from MCNIC's assertion that Crown Distribution is in default with respect to a MCNIC loan, and the payment of the outstanding principal balance plus all interest accrued thereon. The property constitutes a substantial part of the operating assets of Crown Distribution. (See "Part 1- Item 2 - Liquidity and Capital Resources.")

         The Company filed a Form 8-K on August 4, 2000 to report that on July 25, 2000, the Company brought suit against MCN, MCNIC and certain officers of MCN and MCNIC in the United States District Court for the District of Utah, Central Division. The Company alleges claims against defendants for breach of fiduciary duties, economic duress, breach of implied covenants of good faith and fair dealing, breach of contracts, estoppel, intentional interference, and trade libel and slander of title as a result of defendants' wrongful and bad faith conduct in the joint venture relationships. Damages of an amount exceeding $100 million are being sought with the full amount of damages on all claims to be proven at trial. On August 1, 2000, Crown Distribution filed its Answer and Counterclaims to the MCNIC Complaint and named additional counterclaim defendants, MCN and certain officers of MCN and MCNIC. The Answer and Counterclaims substantially denied all of the allegations set forth in the MCNIC Complaint and alleged numerous counterclaims. (See "Part 1 - Item 2 - Liquidity and Capital Resources.")

                             PART III. - SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CROWN ENERGY CORPORATION
                                              (Registrant)


Date: August 14, 2000                         By: /s/ JAY MEALEY
                                                  ---------------
                                                  Jay Mealey, Chief Executive
                                                  Officer

Date: August 14, 2000                         By: /s/ ALEXANDER L. SEARL
                                                  --------------------------
                                                  Alexander L. Searl,  Chief
                                                  Operating and Financial
                                                  Officer