Form 10-Q
period 2000-09-30
CROWN ENERGY CORP
filed 2000-11-14
CIK 876528

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

There were 13,635,581shares of $.02 par value common stock outstanding as of November 06, 2000.

                            CROWN ENERGY CORPORATION

                                      INDEX

                                                                        PAGE(S)

PART I.           Financial Information

         ITEM 1.  Financial Statements

                  Condensed Consolidated Balance Sheets at
                    September 30, 2000 (unaudited) and December
                    31, 1999                                               3

                  Condensed Consolidated Statements of Operations
                    for the Three Months ended September 30, 2000
                    and 1999 (unaudited)                                   5

                  Condensed Consolidated Statements of Operations
                    for the Nine Months ended September 30, 2000
                    and 1999 (unaudited)                                   6

                  Condensed Consolidated Statements of Cash Flows
                    for the Nine Months ended September 30, 2000
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

                          PART I-FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                            CROWN ENERGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                 September 30,
                                                                                     2000          December 31,
                                                                                 [unaudited]           1999
                                                                             ----------------    -----------------
CURRENT ASSETS:
     Cash and cash equivalents                                                     $2,194,317           $4,978,977
     Accounts receivable, net of allowance for uncollectible
        accounts and demerits of $277,341 and $298,000 at September 30, 2000
        and December 31, 1999, respectively                                         6,777,371            5,186,325
     Inventory                                                                      3,752,773            2,133,866
     Prepaid and other current assets                                                  95,628               35,582
                                                                             ----------------    -----------------
          Total Current Assets                                                     12,820,089           12,334,750

PROPERTY, PLANT AND EQUIPMENT, Net                                                  9,490,197            9,237,735

INVESTMENT IN AND ADVANCES
  TO AN EQUITY AFFILIATE                                                            6,610,482            7,174,920

GOODWILL, Net                                                                       3,960,856            4,127,680

OTHER INTANGIBLE ASSETS, Net                                                          137,500              175,000
OTHER ASSETS                                                                          232,105              63,768
                                                                             ----------------    -----------------
TOTAL                                                                             $33,251,229          $33,113,853
                                                                             ================    =================

        The accompanying notes are an integral part of these consolidated financial statements.

                            CROWN ENERGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 September 30,
                                                                                     2000          December 31,
                                                                                 [unaudited]           1999
                                                                             ----------------    -----------------
CURRENT LIABILITIES
     Accounts payable                                                              $2,157,116           $1,132,251
     Preferred stock dividends payable                                                699,995              400,000
     Accrued expenses                                                               5,486,623            2,281,992
     Long-term debt - estimated current portion                                       160,139              166,204
     Borrowings from related party                                                 14,935,222           14,935,222
                                                                             ----------------    -----------------
     Total current liabilities                                                     23,439,095           18,915,669
                                                                             ----------------    -----------------

MINORITY INTEREST IN CONSOLIDATED
  JOINT VENTURES                                                                      424,807              301,699

CAPITALIZATION:
     Long-term debt                                                                11,226,654           11,332,681
     Redeemable preferred stock                                                     4,882,076            4,839,623
     Common stockholders' deficit                                                  (6,721,403)          (2,275,819)
                                                                             ----------------    -----------------
          Total capitalization                                                     9,387,327            13,896,485
                                                                             ----------------    -----------------
TOTAL                                                                            $33,251,229           $33,113,853
                                                                             ===============     =================

        The accompanying notes are an integral part of these consolidated financial statements.

                            CROWN ENERGY CORPORATION
                                   [Unaudited]

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                  For the Three Months Ended
                                                                                         September 30,
                                                                                   2000                 1999
                                                                           ------------------     ----------------
SALES, Net of demerits                                                            $11,556,473          $15,848,548

EXPENSES:
  Cost of goods sold                                                                9,974,752           12,536,520
  Operating expenses                                                                1,191,947            1,577,353
  General and administrative                                                          649,608              599,597
  Depreciation and amortization                                                       234,028              154,453
                                                                           ------------------     ----------------
TOTAL                                                                              12,050,335           14,867,923
                                                                           ------------------     ----------------
INCOME (LOSS) FROM OPERATIONS                                                        (493,862)             980,625

OTHER INCOME (EXPENSES):
   Interest and other income                                                           98,420              103,826
   Interest and other expense                                                        (635,170)            (641,994)
   Equity in losses of unconsolidated equity affiliate                                (20,566)             (70,208)
                                                                           ------------------     ----------------
        Total other (expense) net                                                    (557,316)            (608,376)

LOSS BEFORE INCOME TAXES
  AND MINORITY INTEREST                                                            (1,051,178)             372,249
                                                                           ------------------     ----------------

DEFERRED INCOME TAX BENEFIT                                                                 0                    0

MINORITY INTEREST IN LOSSES OF
  CONSOLIDATED JOINT VENTURE                                                            4,196             (361,726)
                                                                           ------------------     ----------------
NET INCOME (LOSS)                                                                 ($1,046,982)             $10,523
                                                                           ------------------     ----------------
NET INCOME (LOSS) PER COMMON SHARE-
  Basic and diluted                                                                    ($0.08)              ($0.01)
                                                                           ==================     ================

        The accompanying notes are an integral part of these consolidated financial statements.

                            CROWN ENERGY CORPORATION
                                   [Unaudited]

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                  For the Nine Months Ended
                                                                                          September 30,
                                                                                   2000                  1999
                                                                           ------------------     ----------------
SALES, Net of demerits                                                            $19,745,578          $30,725,129

EXPENSES:
  Cost of goods sold                                                               16,613,213           23,156,140
  Operating expenses                                                                2,820,730            4,722,713
  General and administrative                                                        1,743,465            1,833,657
  Depreciation and amortization                                                       667,777              494,438
                                                                           ------------------     ----------------
TOTAL                                                                              21,845,185           30,206,948
                                                                           ------------------     ----------------

INCOME LOSS FROM OPERATIONS                                                        (2,099,607)             518,181

OTHER INCOME (EXPENSES):
   Interest and other income                                                          370,767              329,962
   Interest and other expense                                                      (1,901,623)          (1,554,847)
   Equity in losses of unconsolidated equity affiliate                               (454,579)            (496,481)
                                                                           ------------------     ----------------
        Total other (expense) net                                                  (1,985,435)          (1,721,366)

LOSS BEFORE INCOME TAXES
  AND MINORITY INTEREST                                                            (4,085,042)          (1,203,185)
                                                                           ------------------     ----------------

DEFERRED INCOME TAX BENEFIT                                                                 0                    0

MINORITY INTEREST IN LOSSES OF
  CONSOLIDATED JOINT VENTURE                                                           21,410               43,236
                                                                           ------------------     ----------------

NET INCOME (LOSS)                                                                 ($4,063,632)         ($1,159,949)
                                                                           ------------------     ----------------
NET INCOME (LOSS) PER COMMON SHARE-
  Basic and diluted                                                                    ($0.33)              ($0.11)
                                                                           ==================     ================

        The accompanying notes are an integral part of these consolidated financial statements.

                            CROWN ENERGY CORPORATION
                                   [Unaudited]

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    For the Nine Months Ended
                                                                                            September 30,
                                                                                       2000              1999
                                                                                  ---------------   ---------------
Cash Flows From Operating Activities:
       Net loss                                                                       ($4,063,632)      ($1,159,949)
       Adjustments to reconcile net loss to net cash used by operating activities:
                Amortization, depreciation and depletion                                  667,777           494,438
                Stock issued for legal services                                            43,750                 0
                Equity in losses of unconsolidated affiliate                              454,579           496,481
                Minority interest                                                        (21,410)          (43,236)
                Changes in assets and liabilities:
                    Accounts receivable                                                (1,591,046)       (7,145,408)
                    Inventory                                                          (1,618,907)       (1,358,456)
                    Other assets                                                         (228,387)         (630,640)
                    Accounts payable                                                    1,024,865         2,988,900
                    Accrued expenses                                                    3,204,631         1,404,448
                                                                                  ---------------   ---------------
                           Total adjustments                                            1,935,852        (3,793,473)
                                                                                  ---------------   ---------------

                           Net Cash Used in Operating Activities                       (2,127,780)       (4,953,422)
                                                                                  ---------------   ---------------

Cash Flows From Investing Activities:
       Investment in and advances to Crown Asphalt Ridge, LLC                              64,377        (3,491,057)
       Acquisition of Asphalt Terminals                                                         0        (3,856,390)
       Purchase of property and equipment                                                (670,432)       (2,220,653)
                                                                                  ---------------   ---------------

                           Net Cash Used by
                                Investing Activities                                     (606,055)       (9,568,100)
                                                                                  ---------------   ---------------
Cash Flows From Financing Activities:
       Net change in borrowings from related party                                              0         6,000,000
       Sale of equity interest in subsidiary to a minority shareholder                          0           220,199
       Long-term debt payment                                                            (112,092)                0
       Proceeds from borrowings of long-term debt                                               0         6,196,707
       Capital contribution from partners                                                  61,267                 0
                                                                                  ---------------   ---------------

                           Net Cash Provided by (Used in) Financing Activities           ($50,825)      $12,416,906
                                                                                  ---------------   ---------------

        The accompanying notes are an integral part of these consolidated financial statements.

                            CROWN ENERGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   [Continued]

                                                                                    For the Nine Months Ended
                                                                                            September 30,
                                                                                       2000              1999
                                                                                  ---------------   ---------------
         Net Decrease in Cash:                                                        ($2,784,660)      ($2,104,616)
                                                                                  ===============   ===============
Cash at Beginning of Period                                                            $4,978,977        $3,735,632
                                                                                  ===============   ===============
Cash at End of Period                                                                  $2,194,317        $1,631,016
                                                                                  ===============   ===============

Supplemental Disclosure of Cash Flow Information
       Cash paid during the period:
            Interest                                                                     $404,998          $158,671
                                                                                  ===============   ===============
            Income taxes                                                                      ---               ---
                                                                                  ===============   ===============

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

                            CROWN ENERGY CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in stockholders' equity and cash flows at September 30, 2000 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 Annual Report on Form 10-K. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

         Organization - Crown Energy Corporation (CEC) and its wholly-owned subsidiaries, Crown Asphalt Corporation (CAC) and Crown Asphalt Products Company (Capco) (collectively referred to as the "Company"), are engaged in the mining, production and selling of asphalt products.

         Majority Owned Subsidiaries - Capco is the majority-owner of Crown Asphalt Distribution, LLC (Crown Distribution). Crown Distribution is a joint venture formed on July 2, 1998, between Capco and MCNIC Pipeline and Processing Company (MCNIC) for the purpose of acquiring certain assets of Petro Source Asphalt Company (Petro Source). Capco owns 50.01% and MCNIC owns 49.99% of Crown Distribution. Capco is the general manager and operating agent of Crown Distribution. Because there is no agreement requiring the minority shareholder, MCNIC, to guarantee the subsidiary's debt or losses or a commitment to provide additional capital, other than working capital, all cumulative losses in excess of equity allocable to MCNIC totaling approximately $1,892,000, have been included in the Company's Financial Statements. Cowboy Asphalt Terminal, L.L.C. (CAT, LLC) is a joint venture formed on June 16, 1998 between Capco and Foreland Asphalt Corporation (Foreland). CAT, LLC is an asphalt terminal and storage facility. On December 21, 1998, Capco assigned its interest in CAT, LLC to Crown Distribution. Crown Distribution owns 66.67% and Foreland owns 33.33% of CAT, LLC.

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

         Basis of Presentation - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classifications of recorded amounts of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern depends upon its ability to generate

                            CROWN ENERGY CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

         Basis of Presentation (continued) - sufficient cash flows to meet its obligations on a timely basis and to obtain additional financing or refinancing as may be required.

         At September 30, 2000, the Company's current liabilities exceeded current assets by $10,619,006 and the Company had a common stockholders' deficit of $6,721,403. For the year ended December 31, 1999, the Company had a loss of $3,053,516 and for the nine month period ended September 30, 2000, the Company had a loss of $4,063,632. On March 27, 2000, the Company was advised by MCNIC that it was in default of a working capital loan. MCNIC has also demanded immediate payment of the working capital loan plus accrued interest. Management believes that the Company is not in default of the working capital loan, since only the initial loan had specified terms and such loan was extinguished by the replacement loan, which management believes is a line of credit as interpreted by the Operating Agreement between MCNIC and Capco. The Company does not believe that MCNIC will provide additional working capital in excess of the existing loan and Management has been unable to secure additional working capital through other sources.

         The Crown Ridge production facility, which is a joint venture between MCNIC and CAC, has not completed the pilot operations in the third quarter as indicated by Management in its December 31, 1999 annual report on Form 10-K. The continued delays of the pilot operations, indicate that the $6,610,482 investment that the Company holds on its balance sheet in Crown Ridge has the potential to be impaired if the facility does not achieve an acceptable level of profitable operations. Management believes that if a viable and economic solution exists at the facility and the facility becomes operational, then Crown Ridge will be able to continue as a going concern.

         These factors, as well as continued operating losses raise some concern regarding the Company's ability to operate as a going concern.

         Revenue Recognition - Revenues are recognized when the related product is shipped.

         Income Taxes - The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences in the bases of assets and liabilities as reported for financial statement and income tax purposes. As of September 30, 2000, all net deferred tax assets were offset by a valuation allowance.

         Loss Per Share - Net loss per common share is computed under the basic method using the weighted average number of the Company's common shares outstanding. The effect of common shares from stock options, warrants and convertible securities is not considered in the diluted loss per share computations as such common stock equivalents are anti-dilutive.

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

                            CROWN ENERGY CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

         Inventory - Inventories consist principally of asphalt hydrocarbons and chemical supplies which are valued at the lower of cost (computed on a first-in, first-out basis) or market.

         Long-Lived Assets - The Company evaluates the carrying value of long-term assets including intangibles based on current and anticipated undiscounted cash flows and recognizes impairment when such cash flows will be less than the carrying values. Measurement of the amount of impairments, if any, is based upon the difference between carrying value and fair value. There were no impairments as of September 30, 2000 and December 31, 1999.

         Goodwill - The Company has recorded the amount paid for Petro Source Asphalt Corporation (Petro Source) in excess of the fair value of the net tangible assets acquired at the date of acquisition as goodwill. Such goodwill is amortized using the straight-line method over 20 years.

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

         Comprehensive Income - In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 requires that an enterprise
         (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from additional paid-in capital, retained earnings and stockholders' equity. The Company does not currently have any components of comprehensive income other than net loss.

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

                            CROWN ENERGY CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

NOTE 2 - ACQUISITION OF ASSETS

         Acquisition of Cowboy Asphalt Terminal Property - On January 9, 1999, CAT LLC acquired the Cowboy Terminal Property for $1,973,511. CAT LLC paid deposits totaling $496,441 during 1998. In addition, CAT LLC paid $195,000 in cash at closing and executed and delivered a promissory note in the amount of $1,282,070. This promissory note is payable in 84 equal monthly installments of $20,627 beginning on February 1, 1999 and ending on January 1, 2006. The note bears interest at the rate of 9% and is secured by a deed of trust encumbering the Cowboy Terminal Property. The acquisition was accounted for as a purchase. CAT, LLC was assigned to Crown Distribution in 1998.

         Acquisition of Rawlins Asphalt Terminal - On May 12, 1999, the Company acquired the Rawlins Asphalt Terminal and inventory for $2,291,571 from S&L Industrial (S&L). The purchase price consists of the Company assuming S&L's debt of approximately $1,800,000, entering into a note payable to S&L for $225,000 and a cash payment of $266,571. Capco currently processes asphalt for Crown Distribution for a fee through the Rawlins Asphalt Terminal by throughput agreement. The Company has been notified by MCNIC that it will participate in this acquisition and will fund one-half of all costs. To date, however, MCNIC has not taken the actions required in order for it to participate.

NOTE 3 - PROCESSING AGREEMENT EXPIRATION

         The Company, through its subsidiary, Crown Distribution had an agreement with Santa Maria Refining Company (SMRC) and SABA Petroleum whereby Crown Distribution purchased crude oil for processing at the Santa Maria Refinery, and Capco marketed the slate of products produced, primarily asphalt. This agreement was acquired through the acquisition of Petro Source in 1998. The agreement was terminated effective April 30, 1999. Revenues resulting from the agreement were approximately $4.8 million in the first nine months of 1999.

NOTE 4 - BORROWINGS FROM RELATED PARTY

         Pursuant to the Crown Distribution Operating Agreement, Management believes, MCNIC elected to provide a working capital revolving line of credit to Crown Distribution in lieu of the Company completing a line with an outside third party financial institution. As of September 30, 2000, this line had a balance of approximately $14,935,222 and accrues interest at 8%. Management of the Company has indicated that MCNIC believes the borrowing is a working capital loan. Through the period ended September 30, 2000, $2,055,550 in interest had been accrued. This line is repaid solely out of the cash flow from Crown Distribution. Crown Distribution has received a notice of default of a working capital loan from MCNIC made in conjunction with the Petro Source asset acquisition. Further, MCNIC has filed a complaint seeking, among other things, repayment of the working capital loan plus all interest accrued thereon. The Company has answered MCNIC's suit and filed counterclaims and an additional action of its own relating to MCNIC's actions with regard to the Company and its ventures with it. (See "Part II, Item 1 Legal Proceedings and Item 3. Defaults upon Senior Securities.")

                            CROWN ENERGY CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

NOTE 5 - LOSSES FROM EQUITY AFFILIATE

         Crown Ridge has recorded certain expenses, the majority of which relate to the pilot project conducted at the Asphalt Ridge facility, that the Company believes were not approved by the Management Committee of Crown Ridge. The Company has recorded expenses totaling $454,579 through September 30, 2000. Should a portion of these expenses be determined not to be valid Crown Ridge expenditures, the Company will reverse its share of such expenses in the period upon such determination. MCNIC, the majority interest owner in Crown Ridge and its current operator, has been unwilling to provide the Company with Crown Ridge financial statements through September 30, 2000. Consequently, the Company has prepared estimates torecord its share of approved expenses.

NOTE 6 - LONG TERM DEBT

         Long-term debt consists of the following at September 30, 2000:

         Debt with Hancock-Geisler R.I.C., interest at 9%, with
           monthly principal and interest payments of $20,627 for
           84 months                                                 $1,045,413

         Debt with Community First National Bank, interest at
           prime plus 1%, with monthly payments of $13,600
           through May 12, 2001 with additional principal
           payments due in 2000 and 2001 of $60,000 and $66,000
           respectively, based on cash flow from Capco only.
           Balance as of May 12, 2001 to be amortized over 13
           years.                                                   $ 1,798,788

         Debt with S&L, interest at LIBOR with annual payments
           equal to the greater of 25% of the Rawlins , Wyoming
           terminal cash flow after debt service or principal and
           interest payments annualized over 10 years. Such
           amount will be reduced because certain representations
           of S&L were not satisfied.                                 $ 225,000

         Preferential Capital Contribution in Crown Distribution
           with MCNIC, interest at 15%, with annual principal and
           interest installments equal to 50% of the net cash
           flows (as defined) of Crown Distribution. This debt is
           secured by all of the assets of Crown Distribution and
           is repayable solely from Crown Distribution's cash
           flow and is non-recourse to the Company.                 $ 5,325,723

         Debt with MCNIC, interest at prime plus 1%, with monthly
           payments of $20,757 through July 20, 2001 with
           additional payments due in 2000 and 2001 based upon
           the Company's cash flow. Balance as of July 20, 2001
           to be amortized over 13 years.                           $ 2,991,869

         Less estimated current portion                               ($160,139)
                                                                    -----------
         Long-term portion                                          $11,226,654
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

NOTE 8 - COMMON STOCKHOLDERS' DEFICIT AND REDEEMABLE PREFERRED STOCK

         At September 30, 2000 and December 31, 1999, common stockholders' equity and redeemable preferred stock consists of the following:

         September 30, December 31, 2000 1999 Redeemable preferred stock - $.005 par value; 1,000,000 shares authorized; $10.00 stated value; 500,000
           Series A cumulative convertible shares issued and outstanding;
           original estimated fair value of $4,716,981, accretion of $42,453 and
           $56,604 for the periods ended September 30, 2000 and December 31,
           1999, respectively, toward the stated value of $5,000,000                 $ 4,882,076      $ 4,839,623
                                                                                     ===========      ===========
         Common stockholders' equity: Common stock, $.02 par value; 50,000,000 shares authorized; 13,635,581 and 13,285,581 shares issued and
           outstanding at September 30, 2000 and December 31, 1999, respectively       $ 272,711        $ 265,711

         Additional paid-in capital                                                    5,486,128        5,791,828

         Stock warrants outstanding; 683,750 at September 30, 2000 and December
           31, 1999, respectively                                                        243,574          243,574

         Common stock subscription receivable from officers                             (549,166)        (549,166)

         Retained deficit                                                            (12,174,650)      (8,027,766)
                                                                                     -----------       ----------

         Total                                                                      $ (6,721,403)    $ (2,275,819)
                                                                                    ============     ============

NOTE 9 - CAPITAL TRANSACTIONS

         Preferred Stock - The Company is authorized to issue 1,000,000 preferred shares, par value $.005 per share. On November 4, 1997, the Company completed the sale of 500,000 shares of its Series A Cumulative Convertible Preferred Stock ("Series A Preferred") pursuant to a stock purchase agreement dated September 25, 1997 for an aggregate sales price of $5,000,000. Each share of Series A Preferred is convertible at the option of its holder, at any time, into 8.57 shares of common stock of

                            CROWN ENERGY CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

         Preferred Stock (continued) - the Company. At the date of the issuance of the preferred stock, the embedded conversion price was $1.17 and the estimated fair value of the common stock was $1.03. Dividends accrue on the outstanding Series A Preferred at the rate of 8% per annum and may be declared, at the option of the Company, and paid through cash or common shares of the Company at the option of the holder. Subject to the holder's right to convert the Series A Preferred, the Company may redeem the Series A Preferred at any time from the date on which it is issued at a percentage of the Series A Preferred's stated value of $10 per share; 130% of stated value if redemption occurs within thirty-six months of the date of issuance, 115% of stated value if redemption occurs between thirty-six and forty-eight months after the date of issuance, 110% of stated value if redemption occurs between forty-eight and sixty months after the date of issuance, and 100% if redemption occurs thereafter. The holder of the Series A Preferred may also require the Company to redeem the Series A Preferred after the eighth anniversary of the Series A Preferred's issuance. The holders of the Series A Preferred shall have the right, but shall not be obligated, to appoint 20% of the Company's Board of Directors. The Company may not alter the rights and preferences of the Series A Preferred, authorize any security having liquidation preference, redemption, voting or dividend rights senior to the Series A Preferred, increase the number of Series A Preferred, reclassify its securities or enter into specified extraordinary events without obtaining written consent or an affirmative vote of at least 75% of the holders of the outstanding shares of the Series A Preferred stock. All voting rights of the Series A Preferred expire upon the issuance by the Company of its notice to redeem such shares. The shares of common stock issuable upon conversion of the Series A Preferred are subject to adjustment upon the issuance of additional shares of the Company's common stock resulting from stock splits, share dividends, and other similar events as well as upon the issuance of additional shares or options which are issued in connection with the Company's equity investment or as compensation to any employee, director, consultant, or other service provider of the Company or any subsidiary, other than options to acquire up to 5% of the Company's common stock at or less than fair market value. This anti-dilution provision only applies upon the issuance of additional equity in connection with the Company's interest in Crown Asphalt Ridge, LLC or equity issued to any employee, director, consultant or other service provider outside of the Company's Long Term Incentive Plan.

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

                            CROWN ENERGY CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

         Common Stock Warrant (continued) -The warrants will expire in 2007 and is subject to a cap of up to an additional 8% of the Company's fully diluted outstanding shares as of September 25, 1997 and other certain adjustments.

         Common Stock Options-During the period ended September 30, 2000, the Company granted to certain employees stock options to purchase 500,000 shares of Common Stock. In addition the Company repriced stock options to purchase 650,000 shares. These transactions did not result in the Company recognizing an expense for financial reporting purposes.

NOTE 10 - LOSS PER SHARE

         The following table is a reconciliation of the net income (loss) numerator of basic and diluted net loss per common share for the nine months ended September 30, 2000 and 1999:

                                                 2000                                 1999
                                                          Loss                                  Loss
                                            Loss         Per Share              Loss         Per Share
                                            ----         ---------              ----         ---------
Net Loss                               $ (4,063,632)                        $ (1,159,949)

Redeemable preferred
  stock dividends                          (300,000)                            (300,000)

Net loss attributable to
  common stockholders                  $ (4,363,632)    $ (0.33)            $ (1,459,949)     $ (0.11)

Weighted average common
  shares outstanding -
  basic and diluted                     13,289,427                           13,253,874

         The Company had at September 30, 2000 and December 31, 1999, incremental options and warrants to purchase, computed under the treasury stock method, 668,256 shares of common stock that were not included in the computation of diluted earnings per share because their effect was anti-dilutive. The Company also has preferred stock outstanding at September 30, 2000 and December 31, 1999 which is convertible into approximately 4,300,000 shares of common stock that was not included in the computation of diluted earnings per share as its effect was anti-dilutive. Accordingly, diluted earnings per share does not differ from basic earnings.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

         On June 20, 2000, MCNIC filed a Complaint in the Third Judicial District Court, Salt Lake County, Utah, against Crown Distribution. The action seeks to foreclose on alleged mortgage and security interest in and to certain real and personal property of Crown Distribution, which property constitutes a substantial part of the operating assets of Crown Distribution. In summary, in its Complaint, MCNIC does not acknowledge its prior commitment to "roll" the working capital loan into the working capital line of credit and alleges that Crown Distribution is in default on the promissory note evidencing the loan to Crown Distribution in the amount of $7,141,930.00. MCNIC further alleges that the total amount owed by Crown Distribution to MCNIC is in excess of $15,000,000, as well as interest at the

                            CROWN ENERGY CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND CONTINGENCIES (continued)

         rate of 18% from January 1, 2000 until paid in full. The Complaint also seeks the appointment of a receiver to ensure and protect the interests of MCNIC in the property of Crown Distribution, pending a determination by the Court of the merits of the Complaint. Crown Distribution intends to vigorously defend against this litigation and believes that it has certain available defenses, claims and counterclaims. Crown Distribution's management further believe that certain of MCNIC's allegations are lacking in either legal or factual basis. However, litigation is inherently uncertain and Crown Distribution is therefore unable to predict the outcome of the litigation. On July 25, 2000, the Company brought suit against MCN, MCNIC and certain officers of MCN and MCNIC in the United States District Court for the District of Utah, Central Division. The Company alleges claims against defendants for breach of fiduciary duties, economic duress, breach of implied covenants of good faith and fair dealing, breach of contracts, estoppel, intentional interference, and trade libel and slander of title as a result of defendants' wrongful and bad faith conduct in the joint venture relationships. Damages of an amount exceeding $100 million are being sought with the full amount of damages on all claims to be proven at trial. (See "Part II - Item 1 - Legal Proceedings")

         On August 1, 2000, Crown Distribution filed its Answer and Counterclaims to the MCNIC Complaint and named additional counterclaim defendants, MCN and certain officers of MCN and MCNIC. The Answer and Counterclaims substantially denied all of the allegations set forth in the MCNIC Complaint and alleged numerous counterclaims. (See "Part II -
         Item 1 - Legal Proceedings")

         On August 31, 2000, MCNIC filed motions to stay both the state court and federal court actions and have them submitted to an arbitration panel in accordance with the rules of the American Arbitration Association. The Company does not believe either lawsuit should be subject to arbitration and filed an answer to both motions on October 2, 2000 to that effect. On November 8, 2000, the state court signed a minute entry stating that MCNIC's motion to stay proceedings pending arbitration would be granted. The federal court has yet to decide on these motions.

NOTE 12 - CUMULATIVE LOSSES OF MAJORITY OWNED SUBSIDIARY

         The Company, through its wholly owned subsidiary, Capco owns 50.01% and MCNIC owns 49.99% of Crown Distribution. Capco is the manager and operating agent of Crown Distribution. Crown Distribution has cumulative losses totaling approximately $5,693,000 through September 30, 2000 since being acquired by the Company in 1998. Because there is no agreement requiring the minority shareholder, MCNIC, to guarantee the subsidiary's debt or such cumulative losses or a commitment to provide additional capital, other than working capital, all cumulative losses in excess of equity allocable to MCNIC totaling approximately $1,892,000 have been included as a loss in the Company's Financial Statements.

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

         Liquidity and Capital Resources

     At September 30, 2000, the Company had cash and other current assets of $12,820,089 as compared to cash and other current assets of $12,334,750 at December 31, 1999, an increase of $485,339. This increase was primarily due to higher inventory and accounts receivable balances financed through corresponding increases in accounts payable and accrued liabilities. Inventory and accounts receivable increased approximately $3.2 million from the period ended December 31, 1999. This increase was partially offset by the Company's cash operating loss for the nine month period ended September 30, 2000. The operating loss resulted from insufficient funds available under its working capital line of credit to complete its asphalt inventory winterfill purchase program. The winterfill purchase program involves the purchase of asphalt during the winter months to fill the available storage capacity, when prices are lower, for subsequent sale during the asphalt season, typically during the months from April through October. Management believes, MCNIC, the minority interest owner, having agreed to provide such line of credit in lieu of third party bank financing has declined to make available to the Company additional borrowings. All inventory was therefore purchased from existing cash and operating cash flow. The Company has accrued interest on the line at an interest rate of 8%. At September 30, 2000, the line had an outstanding principal balance of $14,935,222. (See "Part II - Item 1 - Legal Proceedings")

     On March 27, 2000, MCNIC delivered to the Company a notice of default with respect to the working capital loan, and demanded payment of the outstanding principal balance plus all interest accrued thereon. MCNIC, immediately following its notice of default, proposed an extension on the working capital loan, provided the Company also relinquishes operational control of Crown Distribution to MCNIC. The Company has endeavored to resolve these issues with MCNIC on mutually acceptable terms. However, on June 20, 2000, MCNIC filed a Complaint in the Third Judicial District Court, Salt Lake County, Utah, against Crown Distribution. The action seeks to foreclose on alleged mortgage and security interest in and to certain real and personal property of Crown Distribution, which property constitutes a substantial part of the operating assets of Crown Distribution. In summary, in its Complaint, MCNIC does not acknowledge its prior agreement to extinguish the working capital loan and "roll" such loan into the working capital line of credit. The Complaint alleges that Crown Distribution is in default on the promissory note evidencing the working capital loan to Crown Distribution in the amount of $7,141,930.00. MCNIC further alleges that the total amount owed by Crown Distribution to MCNIC is in excess of $15,000,000, as well as interest at the rate of 18% from January 1, 2000 until paid in full. The Complaint also seeks the appointment of a receiver to ensure and protect the interests of MCNIC in the property of Crown Distribution, pending a determination by the Court of the merits of the Complaint.

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

         Interested persons should note that litigation is inherently uncertain and the Company and Crown Distribution are therefore unable to predict the outcome of the litigation. Should MCNIC prevail in the action against Crown Distribution, and depending upon the extent and nature of any relief granted by the Court, Crown Distribution may be severely and adversely impacted and may lose possession of some or all of its primary assets and sources of revenues. Further, since Crown Distribution provides a very significant portion of the Company's revenues from operations, the Company is likely to be materially and adversely impacted by any adverse outcome of MCNIC's litigation. On the other hand, interested persons should note that, subject of course to available equitable and other creditor remedies, neither the MCNIC working capital loan or working capital line to Crown Distribution contain cross-default provisions giving MCNIC any right to declare a default or to seek control or possession over the assets or operations of Crown Ridge or the Company's interest in Crown Ridge or any other assets of the Company.

         Management of the Company intends to take all actions necessary or appropriate to assert the Company's rights and preserve its rights and assets in Crown Distribution and other aspects of its operations. As a result, the Company on July 25, 2000 filed suit in United States District Court for the District of Utah, Central Division against MCN, MCNIC and certain officers of MCN and MCNIC in which the Company alleges claims against defendants for breach of fiduciary duties, economic duress, breach of implied covenants of good faith and fair dealing, breach of contracts, estoppel, intentional interference, and trade libel and slander of title as a result of defendants' wrongful and bad faith conduct in the joint venture relationships. Damages of an amount exceeding $100 million are being sought with the full amount of damages on all claims to be proven at trial. MCNIC has since filed motion to compel that all actions relating to the dispute be submitted to arbitration in accordance with the rules of the American Arbitration Association. The Company strongly believes that arbitration should not be required and has filed an answer to that effect.

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

         Crown Distribution also owed MCNIC an additional $5,325,723 as of September 30, 2000 with respect to the Preferential Capital Contribution which funded Crown Distribution's acquisition of the assets of Petro Source. The Preferential Capital Contribution yields a 15% rate of return and is payable solely from 50% of the cash flow from Crown Distribution's operations.

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

         MCNIC has advised the Company it will no longer provide funding under the working capital line of credit as previously agreed and provided by MCNIC. The Company relies on the working capital line of credit to purchase inventory and fund other working capital requirements for operations. The Company is seeking other ways to finance its working capital requirements, but there is no assurance that such working capital financing can be secured by the Company.

         The Company has a portion of its accounts receivable subject to the risks and uncertainties of litigation (See "Part II, Item 1. Legal Proceedings") and subject to related collection risks. In the event that the Company is unable to collect these amounts, or the Company is unable to secure the necessary working capital line from third party sources, or if the Company's operating losses and working capital deficits continue, the Company may not have sufficient capital to operate through 2001. Thus, the risk exists that the Company may not be able to continue as a going concern. Furthermore, if Crown Ridge approves an additional capital contribution for the modification to the facility, which approval requires the unanimous consent of the Company and MCNIC, and the Company is unable to finance its approximate 25% of such capital contribution, its sharing ratio in Crown Ridge may be diluted.

         As of September 30, 2000, the Company has made cash contributions of approximately $5.7 million to Crown Ridge. During the start-up of the Crown Ridge facility, mechanical and process difficulties were experienced that affected production economics. Crown Ridge conducted a pilot study to develop a solution to these problems, and is currently reviewing the results of the pilot and engineering the necessary modifications to the facility. Should such delays continue, or should the facility be unable to operate economically, the Company believes this would significantly impact Crown Ridge's ability to continue as a going concern and would adversely impact the Company's operations and financial condition.

         Results of Operations

For the three month period ended September 30, 2000, compared to the three months ended September 30, 1999

         Total revenue decreased from $15,848,548 for the three month period ended September 30, 1999 to $11,556,473 for the same period in 2000, a decrease of $4,292,075 (27%). The decrease was due to the Company's inability to submit competitive bids due to its lack of working capital available to effectively continue its winterfill inventory program and the termination of the processing agreement with the Santa Maria Refinery that expired April 30, 1999. The Company sold approximately 52,000 tons of asphalt during the period as compared to 80,000 tons for the same period in 1999. The Company is presently engaged in litigation with the owners of the Santa Maria Refinery (See "Part II - Item 1 - Legal Proceedings).

         Cost of sales decreased from $12,536,520 for the three month period ended September 30, 1999 to $9,974,752 for the same period in 2000, a decrease of $2,561,768 (20%). This decrease was due to lower sales volumes during the period.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

         Operating expenses decreased from $1,577,353 for the three month period ended September 30, 1999 to $1,191,947 for the same period in 2000, a decrease of $385,406 (24%). This decrease was due to lower through put for the period and resulting operating cost cutbacks and the termination of the Santa Maria Processing Agreement.

         General and administrative expenses increased from $599,597 for the three month period ended September 30, 1999 to $649,608 for the same period in 2000, an increase of $50,011 (8%). This change was primarily due to increased legal expenses during the period.

         Depreciation and amortization increased from $154,453 for the three month period ended September 30, 1999 to $234,028 for the same period in 2000, an increase of $79,575 (52%). This increase was due to approximately $2 million in construction in progress being completed, put into operation and depreciated during the period.

         Interest and other income/expenses decreased from net other expenses of $608,376 for the three month period ended September 30, 1999 to net other expenses of $557,316 for the same period ended September 30, 2000, a decrease of $51,060 (8%). The 2000 total is comprised of interest costs related to the Company's working capital line, preferential loan and other debt for its asphalt distribution business of $635,170 and losses of $20,566 related to equity in the losses of Crown Ridge. These amounts were partially offset by interest and other income of $98,420. (See "Part I - Note 5. Equity Affiliate")

         Minority interest of $4,196 represents Foreland's approximate 33% interest in CAT, LLC.

For the nine month period ended September 30, 2000, compared to the nine months ended September 30, 1999

         Total revenue decreased from $30,725,129 for the nine month period ended September 30, 1999 to $19,745,578 for the same period in 2000, a decrease of $10,979,551 (36%). The decrease was due to the Company's inability to submit competitive bids due to its lack of working capital available to effectively continue its winterfill inventory purchases and the termination of the processing agreement with the Santa Maria Refinery that expired April 30, 1999. The Company sold approximately 94,000 tons of asphalt during the period as compared to 162,000 tons for the same period in 1999. The Company is presently engaged in litigation with the owners of the Santa Maria Refinery (See "Part II
- Item 1 - Legal Proceedings).

         Cost of sales decreased from $23,156,140 for the nine month period ended September 30, 1999 to $16,613,213 for the same period in 2000, a decrease of $6,542,927 (28%). This decrease was due to lower sales volumes during the period.

         Operating expenses decreased from $4,722,713 for the nine month period ended September 30, 1999 to $2,820,730 for the same period in 2000, a decrease of $1,901,983 (40%). This decrease was due to lower through put for the period and resulting operating cost cutbacks and the termination of the Santa Maria Processing Agreement

         General and administrative expenses decreased from $1,833,657 for the nine month period ended September 30, 1999 to $1,743,465 for the same period in 2000, a decrease of $90,192 (5%). This change was due to the reduction of expenses and the collection of a receivable that was expensed as a bad debt in the prior year.This was partially offset by an increase in legal expenses.

         Interest and other income/expenses increased from net other expenses of $1,721,366 for the nine month period ended September 30, 1999 to net other expenses of $1,985,435 for the same period in 2000, an increase of $264,069 (15%). The 2000 total is comprised of interest costs related to the Company's working capital line, preferential loan and other debt for its asphalt distribution business of $1,901,623 and losses of $454,579 related to equity in the losses of Crown Ridge. These amounts were partially offset by interest and other income of $370,767. (See "Part I - Note 5. Equity Affiliate")

         Minority interest of $21,410 represents Foreland's approximate 33% interest in CAT, LLC.

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

                          PART II. - OTHER INFORMATION

ITEM 1.  Legal Proceedings

         On June 20, 2000, MCNIC filed a Complaint in the Third Judicial District Court, Salt Lake County, Utah, against Crown Distribution. The action seeks to foreclose on alleged mortgage and security interest in and to certain real and personal property of Crown Distribution, which property constitutes a substantial part of the operating assets of Crown Distribution. In summary, in its Complaint, MCNIC does not acknowledge its prior commitment to "roll" the working capital loan into the working capital line of credit and alleges that Crown Distribution is in default on the promissory note evidencing the Loan to Crown Distribution in the amount of $7,141,930.00. MCNIC further alleges that the total amount owed by Crown Distribution to MCNIC is in excess of $15,000,000, as well as interest at the rate of 18% from January 1, 2000 until paid in full. The Complaint also seeks the appointment of a receiver to ensure and protect the interests of MCNIC in the property of Crown Distribution, pending a determination by the Court of the merits of the Complaint. Crown Distribution intends to vigorously defend against this litigation and believes that it has certain available defenses, claims and counterclaims. Crown Distribution's managements further believe that certain of MCNIC's allegations are lacking in either legal or factual basis. However, litigation is inherently uncertain and Crown Distribution is therefore unable to predict the outcome of the litigation.

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

         On August 31, 2000, MCNIC filed motions to stay both the state court and federal court actions and have them submitted to an arbitration panel in accordance with the rules of the American Arbitration Association. The Company does not believe either lawsuit should be subject to arbitration and filed an answer to both motions on October 2, 2000 to that effect. On November 8, 2000, the state court signed a minute entry stating that MCNIC's motion to stay proceedings pending arbitration would be granted. The federal court has yet to decide on these motions.

         On November 1, 2000, the United States District Court for the Central District of California, Southern Division, entered an order continuing from November 7, 2000 to February 6, 2001 the trial of the lawsuit filed by Crown Distribution and Capco against Santa Maria Refining company, Saba Petroleum Company and Greka Energy Corporation (collectively referred to as the "Defendants"). The claims asserted by Crown Distribution and Capco against Defendants arise from Defendants' alleged termination of a processing agreement and subsequent refusal to redeliver asphalt to Crown Distribution. The trial is expected to take 7 trial days. Due to the uncertainties inherent in ay lawsuit, there can be no assurance that Crown Distribution and Capco will ultimately prevail.

ITEM 2.  Changes in Securities

         None.

ITEM 3.  Defaults upon Senior Securities

         On March 27, 2000, MCNIC delivered to the Company a notice of default with respect to the working capital loan, and demanded payment of the outstanding principal balance plus all interest accrued thereon. Management of the Company believes that the working capital loan was fully satisfied and replaced by the working capital line of credit and no default has occurred under the working capital loan or working capital line of credit. At September 30, 2000, the line had an outstanding principal balance of $14,935,222. The Company further believes that MCNIC is improperly attempting to demand repayment of the working capital loan. (See "Part I - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.")

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

         The Company filed a form 8-K on October 23, 2000 and a form 8-KA on October 31, 2000 to report a change in the company auditor to Tanner + Co. The Company believes this change will reduce its required auditing expense.

                             PART III. - SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CROWN ENERGY CORPORATION
                                              (Registrant)

Date: November 14, 2000                        By: /s/ JAY MEALEY
                                                   ---------------
                                                   Jay Mealey, Chief Executive
                                                   Officer

Date: November 14, 2000                        By: /s/ ALAN PARKER
                                                   ----------------
                                                   Alan Parker, Controller