Form 10-K
period 2000-12-31
CROWN ENERGY CORP
filed 2001-04-17
CIK 876528

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                   For the fiscal year ended December 31, 2000
                                       or

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

                                 YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of common stock, par value $0.02 per share, held by non-affiliates of the registrant on March 29, 2001 was $598,149.86 using the average bid and asked price for Registrant's common stock. As of March 29, 2001, registrant had 13,635,581shares of its common stock outstanding.

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

ITEM 1.  BUSINESS

General

     Crown Energy Corporation is a Utah corporation that specializes in the production and distribution of premium asphalt products to meet the new, higher quality standards for federal and state highways. The Company is based in Salt Lake City, Utah and operates primarily through two wholly owned subsidiaries, Crown Asphalt Corporation ("CAC") and Crown Asphalt Products Company ("CAPCO"), both of which are Utah corporations. Since August of 1997, CAC had operated as the Operator of Crown Asphalt Ridge, L.L.C., a Utah limited liability company ("Crown Ridge"), the asphalt production business in which Crown owns a minority interest in Vernal, Utah. CAC's present status as Operator of Crown Ridge is discussed below. See "Item 1. Business - Asphalt Production - Crown Asphalt Ridge, L.L.C."

    CAPCO operates the asphalt manufacturing and distribution business of Crown both independently and through its majority interest in Crown Asphalt Distribution, L.L.C., a Utah limited liability company ("Crown Distribution"). Crown Distribution owns a majority interest in Cowboy Asphalt Terminal, L.L.C., a Utah limited liability company, that is operated by CAPCO.

     Crown's consolidated financial statements and results of operations include the accounts and results of operations of CAC, CAPCO and Crown Distribution. Accordingly, references in this Annual Report to "Crown" or the "Company" include, unless otherwise noted, CAC, CAPCO and Crown Distribution.

     The Company was formed in 1981 as an oil and gas production company. The Company changed its business focus to concentrate on the production and distribution of premium asphalt products in 1995. For the years ended December 31, 1998, 1999 and 2000, the Company reported revenues from the sale of asphalt products of approximately $24 million, $36 million and $23 million respectively. See "Item 6 - Selected Financial Data." Most of the revenues for 1998 were recorded in the last half of 1998 as a result of Crown Distribution's asphalt product sales.

     In August 1997, the Company formed Crown Ridge with MCNIC Pipeline & Processing Company, a Michigan corporation ("MCNIC"), to construct, own and operate an asphalt oil sand production Facility at Asphalt Ridge, near Vernal, Utah (the "Facility") at the Company's Asphalt Ridge deposit in northeast Utah. MCNIC is a wholly owned subsidiary of MCN Energy Group, Inc. ("MCN") (NYSE:MCN), a large diversified energy holding company. Information about MCN Energy Group is available on the World

Wide Web at http://www.mcnenergy.com. To date, Crown Ridge has invested approximately $20 million in the Facility. During the start-up of the Facility mechanical and process difficulties were experienced that affected production economics. Extensive research and engineering to develop a solution to these problems was conducted and tested in a pilot study at the Facility during 2000. The results of the pilot study are currently being evaluated by MCNIC to determine the technical and economic viability of the Facility. The Company assumes that modifications to the Facility will be required in order for it to achieve commercial production, but the cost of such modifications is unknown. If the decision is made to proceed with the required modifications, the Company does not anticipate completing the modifications sooner than the fall of 2001. The Company presently owns approximately a 24% equity interest in Crown Ridge and MCNIC holds the remaining approximately 76% equity interest. It is important to note that because MCNIC owns the large majority interest in Crown Ridge, any decision to proceed with modifications or retrofit of the Facility can be controlled by MCNIC. The Company has the right to acquire up to a 60% equity interest in Crown Ridge contingent, however, upon MCNIC's receipt of certain preferential returns and Crown Ridge's election to pursue certain expansion opportunities. See "Item 1. Business - Asphalt Production - Crown Asphalt Ridge, L.L.C." below.

     In August 1997, contemporaneous with the Company's Crown Ridge joint venture with MCNIC, the Company also completed the private sale of $5 million of the Company's $10 Series A Cumulative Convertible Preferred Stock (the "Series A Preferred") to Enron Capital & Trade Resources Corp. ("ECT"), a subsidiary of Enron Corp. ("Enron"), (NYSE:ENE). Enron is a large diversified energy company with assets in excess of $33 billion. Information about Enron is available on the World Wide Web at http://www.enron.com. Proceeds from the sale of stock to ECT were used for working capital and to finance the Company's share of construction and start-up costs related to Crown Ridge, which includes the construction of the Facility. Certain rights, preferences and limitations relating to the Series A Preferred are detailed in "Item 5. Market Price for the Company's Common Equity and Related Stockholder Matters" below.

     In June 1998, the Company, through CAPCO, entered into a joint venture by forming Cowboy Asphalt Terminal, L.L.C., a Utah limited liability company ("CAT LLC"), with Foreland Asphalt Corporation, a Utah corporation engaged in the asphalt roofing products business ("Foreland"). CAT LLC was formed to acquire an asphalt terminal and its underlying real property located in Woods Cross, Utah. The asphalt terminal property of CAT LLC was apportioned and portions designated for the exclusive uses of either CAPCO or Foreland, each of which will retain all revenues and profits generated from their respective exclusive operations. CAPCO is the operator of CAT, LLC. Crown Distribution, through the exercise of an option on or about December 21, 1998, is entitled to own 66.67% of CAT LLC and the remaining 33.33% is owned by Foreland. CAT LLC is a majority owned and controlled subsidiary of Crown Distribution and the accounts and results of operations of CAT LLC will be included within the Company's consolidated financial statements and results of operations. See "Item 1. Business - Asphalt Distribution - Cowboy Asphalt Terminal, L.L.C." below.

     On July 2, 1998, Crown Distribution was formed as a second joint venture between the Company (through its CAPCO subsidiary) and MCNIC. Crown Distribution is owned 50.01% by the Company and 49.99% by MCNIC. Crown Distribution was formed to acquire the inventory and assets of Petro Source Asphalt Company, a Texas corporation ("PSAC"). By completing this acquisition, the Company acquired ownership or leasehold interests in certain asphalt manufacturing and distribution facilities located in Utah, Arizona, Colorado and Nevada. These facilities enable the Company to manufacture a broad range of performance asphalt products for sale to its customers in the western United States. See "Item 1. Business - Asphalt Distribution - Crown Asphalt Distribution, L.L.C." below.

     On May 12, 1999, the Company entered into an agreement to acquire an asphalt distribution terminal in Rawlins, Wyoming (the "Rawlins Asphalt Terminal") and the related asphalt inventory for $2,291,571 from S&L Industrial, a Wyoming corporation. The Rawlins Asphalt Terminal was acquired in conjunction with the acquisition of two additional manufacturing and distribution terminals to expand the Company's asphalt manufacturing and distribution operations in the western United States. The operating agreement for Crown Distribution required that the Company present this opportunity to MCNIC in order for it to participate in the acquisition and the Company did present the transaction (and the acquisition of two other terminals which were ultimately not acquired) to MCNIC in accordance with its obligations. Despite its agreement to participate in the ownership of the Rawlins Asphalt Terminal (and the other two terminals which were ultimately not acquired) through the formation of a new joint venture, MCNIC failed to take the actions necessary to complete the transfer of the project to joint ownership and the Company does not believe at present that MCNIC will perform. Thus, the Rawlins Asphalt Terminal is currently owned and operated by CAPCO.

     The Company's revenues during the year ended December 31, 2000 were generated primarily through its asphalt manufacturing and distribution operations. See "Item 1. Business - Asphalt Distribution - Crown Asphalt Distribution, L.L.C." below. The Company's control of Crown Distribution and the Rawlins Asphalt Terminal, through CAPCO, complement the Company's interest in Crown Ridge (more specifically, its anticipated asphalt production at the Facility). Its asphalt production, manufacturing and distribution capabilities allow the Company to produce, transport, store, process, blend, manufacture and sell finished asphalt products in its Western United States target market. These operations rely primarily upon the purchase of asphalt, additives, modifiers and other raw materials used to manufacture the finished asphalt products from third party suppliers. Should Crown Ridge's extraction and processing operations at the Facility produce commercial quantities of asphalt, management of the Company expects that production can displace some of the raw materials purchased from third party suppliers for resale. As reflected elsewhere within this Report, however, no assurance can be given when, or if at all, commercially viable production at Crown Ridge's Facility will commence. As the Company increases its asphalt manufacturing, marketing and distribution activities at its asphalt terminals, the Company remains open to other asphalt related business.

     More detailed information about the asphalt industry and the Company's asphalt production and distribution businesses is provided below.

The Asphalt Industry

     The United States asphalt market is estimated to be a 30 million-ton market that historically has been supplied by the large U.S. oil refiners. In recent years, management of the Company believes that the U.S. asphalt market has undergone significant changes. In particular, national and international demand for asphalt has increased. Further, recently established standards which require the use of higher quality asphalt for federal and state highways in the United States have increased the demand for higher quality asphalts. At the same time, recent reductions of heavy crude processing have resulted in a decrease in asphalt supply. The Company believes that these changes are favorable to asphalt producers and suppliers such as the Company.

     Deterioration of the nation's infrastructure has drawn increasing public attention and concern, and the emphasis in the highway industry is shifting from construction of new roads and bridges to maintenance and replacement of aging facilities. As the U.S. government, state and federal agencies focus on decaying infrastructure and facilities, the need for better techniques and materials to build longer-lasting roads and to repair existing ones cost-effectively has developed. Congress authorized the Strategic Highway Research Program (SHRP) as a coordinated national effort to meet the tough challenges facing the highway industry. SHRP was a five-year, $150 million research program funded through state-apportioned federal highway aid funds. Its research was tightly focused on the development of pragmatic products of immediate use to the highway agencies. Using a wide range of advanced materials characterization techniques that had not been applied to asphalt previously, SHRP determined how asphalt material properties affect pavement performance. The new performance graded (PG) specifications focus on the climate conditions of a given location and the
specific   temperature   band  within  which  the  PG  asphalt  must  work.  The
recommendation for the improved PG asphalt binder specifications has been adopted by the Federal Highways Administration (FHWA) and many states. Implementation of the new PG specifications by all states is expected. The result of the more stringent SHRP performance grades in the western United States is that most asphalt used on state and federal projects will need to be modified with polymers or high performance asphalts, or both, to meet the required specifications.

     The Company manufactures a broad range of performance asphalt products meeting the SHRP specifications. Management believes the Facility will produce asphalt that meets SHRP performance specifications and will augment the current slate of asphalt products. However, until the asphalt is produced at the Facility in commercial quantities there can be no assurance of its quality or performance.

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

     The asphalt industry is seasonal. Demand for asphalt decreases significantly during the winter months when cold weather and precipitation interferes with highway construction and repair. Notwithstanding the decrease in demand for asphalt and asphalt-related products during the winter months, the Company believes that it can continue producing asphalt, and storing such product, to meet the peak demands of spring and summer. In addition, the Company expects to continue purchasing asphalt from outside suppliers in the winter months, when prices are lower, for storage at its asphalt terminals and manufacturing and distribution during the peak spring and summer months.

Asphalt Storage and Distribution

     Crown Asphalt Distribution, L.L.C.

     Formation and Current Development Status. On July 2, 1998, Crown Distribution was formed as a second joint venture between the Company and MCNIC. The Company and MCNIC (sometimes referred to hereafter as the members) possess sharing ratios ("sharing ratios") of 50.01% and 49.99%, respectively, in the profits, losses and obligations of Crown Distribution. Accordingly, the Company holds a majority and controlling interest in Crown Distribution and the accounts and results of operations of Crown Distribution are included within the Company's consolidated financial statements. On July 2, 1998, Crown Distribution purchased the inventory and assets of Petro Source Asphalt Company, a Texas corporation ("PSAC"), effective June 1, 1998. The purchased assets included asphalt supply and marketing contracts, owned and leased equipment, personal property, fixtures, equipment leases, real estate leases, technology licenses, other related agreements, certain intellectual property, products inventory, ownership interests in and to asphalt distribution facilities in Utah, Colorado, Nevada and Arizona, and certain processing rights at a refinery in Santa Maria, California (see below). These assets (excluding products inventory) were purchased for $7.5 million, the amount determined by the parties to be the fair market value of such assets. The products inventory was also purchased by Crown Distribution and this portion of the purchase price was initially funded by a loan to Crown Distribution from MCNIC totaling $7,141,930 (the "Working Capital Loan"). It is the Company's position that this loan was replaced by a working capital Facility (the "Credit Facility") from MCNIC to Crown Distribution. The Company believes that the outstanding balance of the Credit Facility on December 31, 2000 was $14,935,222.

     Results from the asphalt manufacturing and distribution business have been disappointing. The Company manufactured and distributed 100,930 tons of asphalt products in 2000 down from 175,787 in 1999. Success in the asphalt manufacturing and distribution business depends on the ability to purchase inventory of base asphalt, additives and chemicals to manufacture a finished product. Typically the cost of this inventory is less expensive during the winter months when supply is greater than demand. It is during these months that the Company normally fills its storage tanks and contracts for the sale of finished product to be delivered during the paving season, generally from April through October. The cyclical nature of the purchasing and sale of product creates the requirement for a large amount of working capital. As discussed elsewhere, in late 1999 MCNIC discontinued providing working capital to the Company as the Company maintains it had agreed. In addition, MCNIC refused to guaranty, on behalf of Crown Distribution, a third party financed working capital line of credit as the Company also asserts MCNIC previously agreed, and engaged in other actions which the Company believes were injurious to the Company. The lack of working capital, interference, and uncertainty created by MCNIC's actions caused Crown Distribution to severely limit its winter-fill purchases leading to very low levels of inventory at the beginning of this asphalt season. In addition, the price of crude oil rose rapidly in early 2000 causing a significant increase in the cost of asphalt raw materials used to service its supply contracts. Most of this work was contracted prior to the price increases resulting in poor profit margins. In addition, making purchases of raw material only from operating cash flow limited the flexibility in supply purchases. This inflexibility caused inventory purchases to be postponed to later in the season when prices were at their highest. The working capital constraints limited the quantity of asphalt that could be purchased and forced the Company to make uncompetitively high bids on projects during the season, reducing it's total sales volume.

     Collectively, the asphalt manufacturing and distribution facilities purchased from PSAC enable the Company to purchase and store asphalt and other related raw materials from third party vendors and to manufacture a broad range of performance asphalt products for sale to its customers. For the year ended December 31, 2000, these assets, excluding the revenues associated with the Rawlins Asphalt Terminal, distributed approximately 71,902 tons of asphalt and generated revenue of approximately $14,806,275.

     Under the Santa Maria Refinery Corporation processing agreement (the "Processing Agreement"), Crown Distribution (and it's predecessor, PSAC, prior to the June 1, 1998 effective date) purchased crude oil, marketed and sold the refined products (including asphalt) and maintained the inventory at this refinery, in exchange for approximately 50% of the net profit realized upon the sale of the refined product. The Processing Agreement had an automatic termination date of December 31, 1998 at the time it was acquired by the Company, but was extended by amendment effective in December, 1998. Pursuant to the terms of the amendment, the Company was notified in February, 1999 that the Processing Agreement would terminate effective April 30, 1999. Upon termination of the Processing Agreement, the refinery owner was obligated to deliver certain of the refined products to the Company and to purchase the balance of the refined products and crude oil inventories located at the refinery from the Company. The refinery owner breached the terms of the Processing Agreement and amendment by, among other things, (1) failing to properly terminate the Processing Agreement and amendment; (2) failing to deliver the refined products (including asphalt) to the Company or paying for the refined products (including asphalt) and (3) interfering with the Company's contractual commitments for the sale of asphalt. See "Item 3. Legal Proceedings."

     The Company agreed to transfer and assign to Crown Distribution, as a capital contribution, its 66.67% membership interest in CAT LLC. The Company was credited with a $1.5 million capital contribution to Crown Distribution as a result of the assignment of the CAT LLC membership interests to Crown Distribution. Crown Distribution also assumed CAT LLC's payment obligations under a promissory note. The promissory note assumed by the Company had an original principal balance of $1,282,070, with a balance as of December 31, 2000 of $1,006,764. The remaining 33.33% ownership interest in CAT LLC is owned by Foreland. Crown Distribution's proportionate share of the accounts and results of operations of CAT LLC are therefore included within the consolidated financial statements of the Company. See "Item 1. Business - Asphalt Distribution - Cowboy Asphalt Terminal, L.L.C." below for further information regarding CAT LLC.

     MCNIC originally contributed the amount of $100 to the capital of Crown Distribution. MCNIC also made a capital contribution in the amount of $6,000,000 as a preferential contribution (the "Preferential Capital Contribution"). The Preferential Capital Contribution, together with the Working Capital Loan, were used by Crown Distribution to acquire the assets of PSAC and pay related closing and other acquisition costs. MCNIC made an additional capital contribution in the amount of $1.5 million when the Company contributed its interest in CAT LLC to Crown Distribution. That sum was immediately used by Crown Distribution to pay down the Working Capital Loan previously advanced by MCNIC. The Company asserts that the Working Capital Loan has been replaced, at the election of MCNIC, by the Credit Facility, a revolving credit facility, discussed elsewhere herein. See "Item 1. Business - Asphalt Distribution - Crown Asphalt Distribution, L.L.C. - Working Capital Facility" below.

     Management Of Crown Distribution; Major Decisions. Crown Distribution is governed by a management committee consisting of three managers. The Company is entitled to appoint two managers and MCNIC is entitled to appoint one manager. Management decisions are generally made by the management committee. However, one of the managers appointed by the Company serves as the operating manager and has the powers, authority, duties and obligations specified in the operating agreement, which generally requires the operating manager to implement the policies and pursue the objectives specified in the annual operating plan. Generally, the management committee may act through majority vote. The Crown Distribution operating agreement, however, requires that certain decisions
("Major Decisions") be undertaken by the unanimous vote of the committee members.

     The operating agreement of Crown Distribution specifies that the adoption of an annual operating plan is a Major Decision. The annual operating plan is intended to address all aspects of Crown Distribution's operations for the coming year, including the nature and extent of the proposed activities, marketing plans, capital expenditure plans and similar matters. In the event the management committee is unable to unanimously approve an annual operating plan for any given calendar year, a majority of the managers shall have the authority to continue to maintain Crown Distribution's operations at levels comparable to those approved in its most recent annual operating plan. As of the date of this Report, the annual operating plan for calendar year 2000 has not been approved by the management committee and therefore not approved by Crown Distribution. Consequently operations are being conducted at levels comparable to those of the initial operating plan adopted at the formation of Crown Distribution.

     Additional Opportunities. The Crown Distribution operating agreement provides that certain additional business opportunities that become available to any of the members which are the same as or similar to Crown Distribution's then current business must be first offered to Crown Distribution by such members. Through amendment to the operating agreement of Crown Distribution certain limitations on the rights of the Company or MCNIC to pursue additional business opportunities outside of Crown Distribution continue until June 18, 2001. If either the Company or MCNIC desires to pursue an additional business opportunity, the member must first offer the opportunity to Crown Distribution and, if Crown Distribution does not elect to participate, the participating member may pursue or acquire the additional business opportunity. However, if the non-participating member does not consent to the participating member's pursuit of the opportunity, the non-participating member will retain the right and option to "back in" to a 50% sharing ratio, without paying any purchase price, after such time as the participating member has received a 150% payout of its investment (as calculated under the operating agreement). Following June 18, 2001, the foregoing restrictions will be lifted except that any additional opportunity must be first offered to Crown Distribution for its possible participation. If Crown Distribution then chooses not to participate, the participating member which located the opportunity may pursue it without restriction.

     Credit Facility. The Company maintains that MCNIC, pursuant to its rights granted under the Crown Distribution Operating Agreement, elected to extend the Credit Facility, a revolving credit facility, to Crown Distribution to cover its working capital requirements in lieu of the Company obtaining a line of credit from an third party financial institution and pursuant to the terms proposed by such third party institution. Further, the Company asserts that in accordance with the original intent of the members, MCNIC elected to have the original Working Capital Loan discussed above replaced and the outstanding balance transferred to this Credit Facility. As of December 31, 2000, the Company believes that the Credit Facility had a balance of approximately $14,935,222 and the Company has accrued interest on the Credit Line at the same interest rate (approximately 8%) as set forth in the proposed third party financial institution proposal that the Company. Through the period ended December 31, 2000, $2,356,711 in interest had been accrued.

     MCNIC's Working Capital Loan (which the Company maintains was replaced by the Credit Facility) and its Preferential Capital Contribution was secured by a first priority lien, security interest in and pledge of all the property of Crown Distribution including, Crown Distribution's rights, title and interest in and to the membership interests in CAT LLC, but excluding inventory and receivables which are used to secure the Credit Facility.

      On March 27, 2000, MCNIC delivered to the Company a notice of default with respect to the Working Capital Loan, and demanded payment of the outstanding principal balance plus all interest accrued thereon. Significantly, MCNIC, immediately following the delivery of its notice of default, proposed an extension on the Working Capital Loan, provided the Company also relinquished operational control of Crown Distribution to MCNIC. The Company has endeavored to resolve these issues with MCNIC on mutually acceptable terms. However, on June 20, 2000, MCNIC filed a Complaint in the Third Judicial District Court, Salt Lake County, Utah, against Crown Distribution. The action sought to foreclose on alleged mortgage and security interest in and to certain real and personal property of Crown Distribution, which property constitutes a substantial part of the operating assets of Crown Distribution. In summary, in its Complaint (the "MCNIC Complaint"), MCNIC does not acknowledge its prior agreement to extinguish the Working Capital Loan and "roll" such loan into the Credit Facility. The Complaint alleged that Crown Distribution is in default on the promissory note evidencing the Working Capital Loan to Crown Distribution in the amount of $7,141,930.00. MCNIC further alleged that the total amount owed by Crown Distribution to MCNIC is in excess of $15,000,000, as well as interest at the rate of 18% from January 1, 2000 until paid in full. The Complaint also sought the appointment of a receiver to ensure and protect the interests of MCNIC in the property of Crown Distribution, pending a determination by the Court of the merits of the Complaint. (See "Item 3. Legal Proceedings").

     As indicated above, Management of the Company strongly believes that the Working Capital Loan was fully satisfied and replaced by the Credit Facility and no default has occurred under the Working Capital Loan or Credit Facility. The Company further believes that MCNIC is improperly (i) attempting to demand repayment of the Working Capital Loan, and (ii) is attempting to gain control of Crown Distribution and other aspects of the Company's operations. The Company and Crown Distribution have acted to vigorously defend against MCNIC's actions. On July 25, 2000, the Company filed suit in the United States District Court for the state of Utah, Central Division, against MCNIC, MCN and certain officers of MCN. In its Complaint, (the "Crown Complaint"), the Company alleges claims against the defendants under a wide variety of causes of action sought damage in excess of $100 million. An Answer and Counterclaims to the MCNIC Complaint were filed by the Company on August 1, 2000 and named additional counterclaim defendants, MCN Energy Group, Inc. ("MCN") and certain officers of MCN and MCNIC. The Answer and Counterclaims substantially denied all of the allegations set forth in the MCNIC Complaint and asserted defenses, claims and counterclaims. The Answer and Counterclaims further argued that certain of MCNIC's allegations are lacking in either legal or factual basis. Recently, all of (i) MCNIC's Complaint, (ii) the Company's Answer and Counterclaims to the MCNIC Complaint, and (iii) the Crown Complaint and the Answers thereto were submitted to binding arbitration (the "Arbitration"). Because of the importance of the outcome of the Arbitration to the Company and its shareholders, it is discussed at length elsewhere within this Report. See "Item 3. Legal Proceedings; Item 7. Management's Discussion and Analysis."

     Distributions; Allocations Of Profits and Losses. Until such time as MCNIC has received the return of its Preferential Capital Contribution and a 15% internal rate of return on its investment in Crown Distribution, Crown Distribution is obligated to distribute to MCNIC 50% of the net cash flow from operations. The remaining cash flow balance is distributed roughly 50% to MCNIC and 50% to the Company (in accordance with their respective sharing ratios). During 2000, no distributions were made. In the event of liquidation, MCNIC would receive 100% of any and all amounts available for distribution up to its outstanding Preferential Capital Contribution balance and remaining amounts would be distributed in proportion to the member's capital account balances. Profits and losses are generally allocated in accordance with the members' respective sharing ratios. However, after profits are allocated to offset any previous allocations of losses made to members, in the event of a complete liquidation of Crown Distribution, profits will be allocated 100% to MCNIC until its Preferential Capital Contribution and the 15% rate of return has been satisfied.

     Management Agreement. Pursuant to an Operating and Management Agreement (the "Management Agreement"), CAPCO manages and conducts the business of Crown Distribution, including the negotiation and execution of contracts with customers, the buying and selling of asphalt and the paying of expenses. As compensation for the services rendered under the Management Agreement, the Company receives (i) a monthly fee of $5,000, (ii) the payment of all out-of-pocket expenses incurred through the performance of its duties; (iii) the reimbursement of the reasonable salaries, wages, overtime and other similar compensation paid to employees of the Company in relation to their management services under the Management Agreement; and (iv) a monthly home office overhead charge of $10,000.

     The term of the Management Agreement is five years, which term will be automatically extended for unlimited successive one-year periods unless either party furnishes the other with written notice at least ninety (90) days prior to the expiration of any such initial or extended period. During the initial term of the Management Agreement, the Company can be removed only for good cause by the affirmative vote of the management committee. The Management Agreement also contains provisions allowing the replacement, after the initial five year term, of the Company as the manager on economic grounds if Crown Distribution notifies the Company that it believes the operations may be conducted more efficiently and is willing to become the operating manager or has a commitment from a third party to do so. Following the receipt of an economic challenge, the Company will have thirty (30) days to notify Crown Distribution that it elects to allow Crown Distribution or its designee to become the operator under the proposed terms or that the Company elects to continue as the operator under the proposed terms. Such a decision would require the majority vote of the management committee of Crown Distribution. Two of the members of the management committee are nominees of the Company.

     In addition to asphalt distribution, Crown Distribution stores asphalt for CAPCO in its excess storage facilities in return for the receipt of an industry standard "throughput fee."

     Cowboy Asphalt Terminal, L.L.C.

     Formation and Acquisition of Assets. CAT LLC is a joint venture between the Company and Foreland. Foreland is engaged in the asphalt roofing products business. On June 16, 1998, CAT LLC was formed to acquire an asphalt terminal and related refinery assets and real property located in Woods Cross, Utah (the "Cowboy Terminal Assets"). The real property acquired by CAT LLC as part of the Cowboy Terminal Assets is referred to hereinafter as the "Cowboy Terminal Property".

     On September 11, 1998, CAT LLC, CAPCO, Foreland and Refinery Technologies, Inc., a Utah corporation ("Refinery Technologies"), entered into an Assignment and Agreement (the "Assignment Agreement") under which Refinery Technologies assigned all of its ownership rights in and to the Cowboy Terminal Assets purchase contract to CAT LLC. In turn, CAT LLC agreed to assume all of the obligations under the real property purchase contract and issued a promissory note in connection with the purchase in the amount of $1,067,111 to the former owner.

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

     The Cowboy Terminal Property has been divided into portions dedicated (i) to the exclusive uses of the Company for its asphalt paving products business and (ii) to the exclusive uses of Foreland for its asphalt roofing products business. Revenues or profits generated by such exclusive uses will belong to the Company or Foreland, as the case may be, and the other party will have no right to participate in the revenues, profits or income generated by the business of the other with respect to such exclusive uses. Further, the use of the Cowboy Terminal Property by the Company and by Foreland is free of charge or other cost above the parties' respective operating costs.

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

     Management of Cowboy Asphalt Terminal, LLC; Major Decisions. CAT LLC is managed by CAPCO. The manager generally has authority to conduct the day-to-day business and affairs of CAT LLC. Certain matters must be approved by members holding 75% or more of the outstanding units of CAT LLC. The Company is not compensated for its services as manager.

Asphalt Production

     Crown Asphalt Ridge, L.L.C.

     Formation and Current Development Status. Effective August 1, 1997, the Company jointly formed Crown Ridge with MCNIC to construct and operate an oil sand processing facility for the production of premium asphalt oil at Asphalt Ridge in Uintah County, Utah. The Company believes that the Asphalt Ridge oil sand reserves constitute one of the country's largest and most accessible deposits of oil sands. Crown Ridge controls, through numerous mineral leases, approximately 5,700 acres of private and state land encompassing these tracts, which the Company believes contains in excess of 100 million barrels of surface minable reserves (the "Oil Sand Resources").

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

     MCNIC and the Company (sometimes referred to hereafter as the "Members") own sharing ratios ("sharing ratios") of approximately 76% and 24%, respectively, in the profits, losses and obligations of Crown Ridge. However, the Company has the right to acquire up to a 60% equity interest in Crown Ridge, contingent upon MCNIC's receipt of certain preferential financial returns (as described below) and Crown Ridge's election to pursue certain expansion opportunities. Since the Company holds only a minority interest in Crown Ridge, the Company's consolidated financial statements and results of operations only include its net interest in the accounts and results of operations of Crown Ridge.

     Under the Crown Ridge Operating Agreement, MCNIC initially funded 75% and the Company 25% of the amounts required by Crown Ridge to construct the Facility. The Company was initially required to contribute (i) $500,000 of oil sand leases and technology; and (ii) the obligation to lease certain mining equipment for the Facility up to $3,500,000 in value. Both Members may make such additional contributions as were required pursuant to the contract for the construction of the Facility and as otherwise unanimously agreed to by the Company and MCNIC. As of December 31, 2000, the Company has made cash contributions of approximately $5,663,985 to Crown Ridge and has invested a total of approximately $6,904,086 in the development of Asphalt Ridge, which includes costs incurred prior to the joint venture with MCNIC.

     Because operations at Crown Ridge did not yet require it, the Company did not contribute as part of its capital contribution, the leased mining equipment contemplated when the entity was formed. To replace the foregoing obligation to lease certain mining equipment as its required capital contribution, on July 20, 1999 the Company's CAC subsidiary, at the demand of MCNIC, closed a loan transaction with MCNIC. Under the loan, CAC executed a promissory note in the amount of $2,991,868, bearing interest at the prime rate plus 1% per annum, adjusted monthly, and providing for interest only payments of $20,757 per month through August 20, 2001. Additional payments may be required if CAC's cash flow exceeds certain thresholds. Beginning on August 20, 2001, the note provides for principal and interest payments in order to fully pay off the note over a 13-year period. However, if at August 20, 2001, CAC and MCNIC agree that the Facility will not be able to operate commercially, the interest only period will be extended and no principal payments will be due until July 20, 2004. The foregoing loan is secured by that portion of CAC's sharing ratio in Crown Ridge directly attributable to the proceeds of the loan (approximately 12.29% of its aggregate sharing ratio). The gross proceeds of the loan ($2,991,868.66) were treated as a capital contribution by CAC to Crown Ridge. The net cash proceeds of the loan ($1,891,650.50), after deduction of amounts previously paid by MCNIC to creditors of Crown Ridge and less certain amounts owed by Crown Ridge and/or CAC to MCNIC, were paid by MCNIC directly to Crown Ridge. Additional capital contributions may be required in the future as otherwise provided under the Crown Ridge operating agreement.

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

     Operating History; Status of Operating and Management Agreement. During the start-up of the Facility mechanical and process difficulties were experienced that affected production economics. Extensive research and engineering to develop a solution to these problems was conducted and tested in a pilot study at the Facility during 2000. MCNIC, as the majority owner of Crown Ridge, has solely managed the operation of the pilot plant and study. In order to facilitate the completion of the pilot plant, the Company entered into an agreement with MCNIC pursuant to which MCNIC agreed to fund the Company's portion of certain pilot plant expenses in the aggregate amount, including the Company's portion, of $714,799. Pursuant to this arrangement, the amounts funded by MCNIC were treated as additional capital contributions to Crown Ridge. A similar arrangement was entered into with regard to the payment of other miscellaneous expenses owed by Crown Ridge. As a result of the foregoing agreements with MCNIC and the adjustments required thereby, the Company's sharing ratio in Crown Ridge was reduced from 25% to approximately 24%.

      As part of the agreements entered into with MCNIC by the Company for the purposes of (i) ensuring that the pilot plant study was expeditiously performed, and (ii) paying the outstanding expenses of Crown Ridge, the Company was also required by MCNIC to grant it the option, under certain conditions, to remove the Company as the Operator of Crown Ridge under that certain Operating and Management Agreement dated August 1, 1997 (the "Crown Ridge Management Agreement"). The agreements provided that if the foregoing option was exercised by MCNIC, the Company's (i) right to serve as Operator for any additional plants built on Crown Ridge's oil sands leases, or (ii) rights as a member of Crown Ridge would not be impaired. In addition, in the event that MCNIC exercised its option to remove the Company as Operator under the Crown Ridge Agreements, MCNIC was required to assume such duties under a newly executed operating and management agreement.

     On May 26, 2000, the Company received notice that MCNIC had elected to exercise its option to remove the Company as operator of Crown Ridge, effective June 26, 2000. Although the Company acknowledges that MCNIC possessed the right to remove it as Operator under certain conditions, it objected to MCNIC's actions on the grounds that (i) the requirements attached to those rights were not met by MCNIC (i.e., no substitute operating and management agreement has been submitted by MCNIC), (ii) no annual operating plan has been prepared by MCNIC for the operations of Crown Ridge, and (iii) the Company does not believe that MCNIC has taken other actions consistent with an intention to bring the Crown Ridge Facility to commercial production as quickly as possible.

     Although the Company does not view MCNIC's assumption of operational control of the Facility as valid, management of the Company has deemed it to be in the Company's best interest to conserve the Company's resources by formally and consistently objecting to MCNIC's assumption of control, but not otherwise seeking to block MCNIC's actions at this time so that the final results of the pilot plant study can be completed and analyzed. MCNIC has previously reported to the Company that the previous production problems were not encountered during the final runs of the pilot plant. While the Management of the Company believes this initial news is encouraging, it notes that the definitive engineering procedures needed to incorporate the pilot plant modifications into the existing Facility and the cost of such modifications have not been determined. In addition, despite its commitment to the contrary, MCNIC has repeatedly failed to meet the Company's demands for detailed engineering and financial information relating to the Facility. Because of the uncertainty created by this lack of information, the Company has impaired the value of its Crown Ridge interest as is explained in its Consolidated Financial Statements attached to this Report.

     In summary, the future of the Crown Ridge Facility remains uncertain. Ultimately, commercial production of the Facility will require further expenditures and may require the consent of both MCNIC and the Company as members in Crown Ridge. If the pilot plant studies do prove that the commercial production at the pilot plant is feasible, the Company will still need to obtain the necessary financing for its proportionate share of the expenses in modifying the Facility and there is no assurance that such financing can be obtained giving the current financial condition of the Company. Further, MCNIC's stated intention to sell its interest in Crown Ridge creates additional uncertainty in that it is not clear whether the modifications to the Facility will be made prior to or after such sale. The Company does not anticipate that the necessary modifications will be made to the Facility prior to the fall of 2001 under any circumstances. Such continued difficulties at Crown Ridge or the inability to commercially operate the Facility economically could significantly impact Crown Ridge's ability to continue as a going concern and could have the materially adverse impact on the Company's operations and financial condition.

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

     Management decisions shall generally be made through a majority vote of the managers. However, certain "Major Decisions," such as: (i) the approval of the detailed engineering for the Facility; (ii) the approval of, or substantial amendment to, the annual operating plan described below; and (iii) calls for any additional Capital Contributions (except for calls contemplated by the EPC Contract for the construction of the original Facility as defined in Crown Ridge's Operating Agreement and those required to maintain Crown Ridge in emergencies), require unanimous approval of all managers. Most distributions to the members require unanimous approval of the managers.

     The operating agreement for Crown Ridge states that Crown Ridge's operations shall be conducted each year pursuant to the annual operating plan addressing all aspects of Crown Ridge's operations for the coming year, including budgeting for operations, the mining of oil sand products and the marketing of those products. In the event the management committee is unable to unanimously approve an annual operating plan for any given calendar year, a majority of the Managers shall have the authority to continue to maintain Crown Ridge's operations at levels comparable to those approved under the last annual operating plan. As of the date of this Report, the annual operating plan for calendar years 1999, 2000 and 2001 have not been approved by the management committee. Consequently operations are to be conducted at levels comparable to those of the initial operating plan adopted at the formation of Crown Ridge.

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

Environment

     The Company and its subsidiaries are subject to federal, state and local requirements regulating the discharge of materials into the environment, the handling and disposal of solid and hazardous wastes, and protection of health and the environment generally (collectively "Environmental Laws"). Governmental authorities have the power to require compliance with these Environmental Laws, and violators may be subject to civil or criminal penalties, injunctions or both. Third parties may also have the right to sue for damages and/or enforce compliance and to require remediation for contamination.

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

Subsidiaries of the Company

     Crown Asphalt Corporation, a Utah corporation which is a wholly owned subsidiary of the Company, was organized October 24, 1985 and was acquired by the Company on September 30, 1992. Crown Asphalt Corporation is a member of and holds roughly 24% of the membership interests in Crown Ridge. The Company includes its net share of the net assets and results of operations of Crown Ridge in its consolidated financial statements.

     Crown Asphalt Products Company ("CAPCO"), a Utah corporation which is wholly owned subsidiary of the Company, was formed in 1991, but until 1998 was a dormant entity. The Company activated CAPCO for the purpose of conducting an asphalt marketing and distribution business. CAPCO is a member of and holds 50.01% of the membership interests in Crown Distribution and currently owns the Rawlins Asphalt Terminal.

     On July 2, 1998, Crown Distribution was formed as a second joint venture between the Company and MCNIC. Crown Distribution is owned 50.01% by the Company and 49.99% by MCNIC. Crown Distribution was formed to acquire the inventory and assets of PSAC. Crown Distribution is a member of and holds 66.67% of the membership interests in CAT LLC. The Company includes within its consolidated financial statements the accounts and results of operations of both Crown Distribution and CAT LLC.

Employees

     As of March 13, 2000, the Company had 41 full and part-time employees. None of the Company's employees are represented by a union or other collective bargaining group. Management believes that its relations with its employees are good.

Segments

     The Company considers its principal business to be within one industry segment. For information regarding the breakdown of revenues & operating results for the Company and its operational units, see note 16 to the consolidated financial statements of Crown Energy Corporation.

ITEM 2.  PROPERTIES

     The Company conducts its business operations at 215 South State, Suite 650, Salt Lake City, Utah, where it has approximately 10,284 square feet of office space under lease until July 31, 2001. On October 30, 2000 the Company notified the landlord of the lease that it would exercise its option under the lease to terminate the lease effective July 31, 2001. The Company has an obligation to pay the landlord the unamortized cost of the tenant improvements and commissions as of the July 31, 2001 termination date. Under the terms of the lease, the Company pays $15,024 per month through November 30, 2000; $15,512 per month through July 31, 2001. There is no renewal option under the terms of this lease. On November 17, 2000, the Company purchased a building in Woods Cross, Utah adjacent to the Cowboy Terminal executing a promissory note of $264,750.00 payable over 120 payments for the purchase price. The Company plans to relocate its offices to this building, and management of the Company believes that building will be sufficient for its needs and believes that it will be able to obtain suitable other space in the Salt Lake City area in the alternative.

     As described above in the section captioned "Item 1. Business - Asphalt Production - Crown Asphalt Ridge, L.L.C.," the Company controls through mineral leases certain Oil Sand Resources consisting of approximately 5,700 acres of private and state land at Asphalt Ridge in Uintah County, Utah. The Asphalt Ridge oil sands deposit is located in the Uintah Basin in eastern Utah near the town of Vernal.

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

     In connection with the formation and development of Crown Ridge, the Company contributed the certain mineral leases to Crown Ridge. Crown Ridge has been notified by Wembco, Inc. the lessor of the lease upon which the Facility is located, that it believes the lease is terminated pursuant to the terms of the lease due to inactivity. The Company believes it and Crown Ridge are in compliance with, and not in material default under, all of its mineral leases. Crown Ridge has notified Wembco, Inc. of this fact and its intent to defend its leasehold interest if Wembco's claims persist. Further information regarding the oil sand resources controlled by the Company is found at "Item 1. Business - Asphalt Production - Crown Asphalt Ridge, L.L.C." above. That portion of CAC's sharing ratio in Crown Ridge directly attributable to the proceeds of the $2,991,868 loan from MCNIC to CAC is encumbered by a lien and security interest of MCNIC. See "Item 1. Business - Asphalt Production - Crown Asphalt Ridge, L.L.C."

     Crown Distribution owns asphalt distribution facilities located in Utah, Colorado, Nevada and Arizona. These properties are used by the Company to store, process, blend, manufacture and sell finished asphalt products in its western United States target market. All of Crown Distribution's assets are encumbered by the lien and security interest of MCNIC, which advanced the purchase price for such assets and has, the Company asserts, advanced certain funds under the Credit Line to Crown Distribution. See "Item 1. Business - Asphalt Distribution
- Crown Asphalt Distribution, L.L.C.; Item 3. Legal Proceedings."

     The Company, through its subsidiary CAPCO, owns the Rawlins Asphalt Terminal. These properties are used to store, process, blend, manufacture and sell finished asphalt products. All of the Rawlins Asphalt Terminal assets are encumbered by the lien and security interest of Community First National Bank, which advanced the purchase price for such assets. As described above under Item 1, MCNIC initially indicated that it wished to participate in the purchase and ownership of the foregoing terminal but has not performed the agreed upon actions necessary to obtain such ownership. See "Item 1. Business - Asphalt Distribution - Crown Asphalt Distribution, L.L.C."

     CAT LLC's asphalt distribution and storage facility is located in Woods Cross, Utah, just north of Salt Lake City. CAT LLC owns all of the assets and underlying real property of the Cowboy Terminal Property, which is encumbered by a Deed of Trust in favor of the seller.

ITEM 3.           LEGAL PROCEEDINGS

     On May 21, 1998, Road Runner Oil, Inc. ("Road Runner") and Gavilan Petroleum, Inc. ("Gavilan") filed an action in the Third Judicial District Court, Salt Lake County, State of Utah, as Civil # 98-0905064 against the Company and its President. The action relates to the purchase by Road Runner of 100% of the stock of Gavilan in 1997, and generally seeks to (i) obtain corporate records of Gavilan in the Company's possession relating to the amount of oil and gas royalties potentially owed to third parties prior to the aforementioned stock sale, and (ii) to determine the amount of royalties owed. The action further alleges, on behalf of Gavilan, claims of breach of fiduciary duty, professional negligence and mismanagement against the Company's President for alleged mismanagement of Gavilan's affairs. The Plaintiffs seek injunctive relief requiring the tendering by the Company of the referenced records and such damages as may be proven at trial. The Company believes that the Plaintiff's claims are groundless and that it is entitled to payment of the $75,000, plus accrued interest, still owed by Road Runner as part of the purchase price for Gavilan. In addition, since the action was filed, the Company has tendered the corporate records to the

Plaintiffs. On March 8, 2000, the Company filed an answer denying liability and filed a counterclaim against Road Runner and Gavilan for breach of contract and declaratory judgment. The Company is not certain as to whether or not the outstanding balance under the promissory note is collectible by the Company.

     On July 12, 1999, Morrison Knudsen Corporation ("MK") filed a Complaint in the Eighth Judicial District Court, Uintah County, State of Utah, alleging that CAC had breached an agreement whereby MK would provide certain mining services for CAC at Crown Ridge's Facility in Uintah County, Utah (the "Project"). Judgment in favor of MK was entered on January 30, 2001 in the principal amount of $303,873.39, $49,062.33 of pre-judgment interest and $2,033.14 of costs, which totals $354,968.86. A Notice of Appeal was filed by CAC on March 1, 2001. Although CAC will attempt to set aside the trial courts judgment, there can be no assurance that CAC will prevail on its appeal. In addition, CAC has made a demand on Crown Ridge for payment of the judgment amount and indemnity from any liability in this matter because CAC was acting as operator for and on behalf of Crown Ridge in the contractual relationship with MK that was the subject of the litigation.

     On July 14, 1999, Crown Distribution and CAPCO filed an action in the United States District Court for the Central District of California, Southern Division, against Santa Maria Refining Company ("SMRC"), SABA Petroleum Company ("SABA") and Greka Energy Corporation ("Greka"). The claims include causes of action for breach of contract, breach of the covenant of good faith and fair dealing, conversion, fraud, claim and delivery, unjust enrichment and constructive trust, unfair competition, declaratory relief and specific performance. These claims arise out of the Defendant's alleged termination of the Processing Agreement and subsequent refusal to deliver asphalt to Crown Distribution. Discovery of facts and testimony related to issues arising in the lawsuit has been completed. Trial has been scheduled to begin April 24, 2001. It is anticipated that the damages caused by the Defendant's actions could be substantial. Although Crown Distribution will attempt to recoup those damages from SMRC, SABA and Greka, due to the uncertainties inherent in any litigation proceeding, there can be no assurance that Crown Distribution or CAPCO will ultimately prevail.

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

     On June 20, 2000, MCNIC filed a Complaint in the Third Judicial District Court, Salt Lake County, Utah, against Crown Distribution. The action sought to foreclose an alleged mortgage and security interest in and to certain real and personal property of Crown Distribution, which property constitutes a substantial part of the operating assets of Crown Distribution. In summary, in the MCNIC Complaint, MCNIC does not acknowledge its prior commitment to "roll" the Working Capital Loan into the Credit Facility and alleges that Crown Distribution is in default on the promissory note evidencing the Working Capital Loan to Crown Distribution in the amount of $7,141,930.00. MCNIC further alleges that the total amount owed by Crown Distribution to MCNIC is in excess of $15,000,000, as well as interest at the rate of 18% from January 1, 2000 until paid in full. The MCNIC Complaint also sought the appointment of a receiver to ensure and protect the interests of MCNIC in the property of Crown Distribution, pending a determination by the Court of the merits of the Complaint. Crown Distribution has moved to vigorously defend against this litigation and believes that it has certain available defenses, claims and counterclaims. Crown Distribution's management further believe that certain of MCNIC's allegations are lacking in either legal or factual basis.

     On July 25, 2000, the Company filed the Crown Complaint against MCN, MCNIC and certain officers of MCN and MCNIC. The suit was brought in the United States District Court for the District of Utah, Central Division, and is styled Crown Energy Corporation, Crown Asphalt Corporation, and Crown

Asphalt Products Company v. MCN Energy Group, Inc., MCNIC Pipeline & Processing Company, Howard L. ("Lee") Dow III, and William E. Kraemer, Civil No. 2:00CV-05873ST. The Company's action arises from the joint ventures between the Company and MCN with regard to the asphalt business in the western United States involving the mining, processing, storage, manufacture, and marketing of asphalt the Company alleges claims against defendants for breach of fiduciary duties, economic duress, breach of implied covenants of good faith and fair dealing, breach of contracts, estoppel, intentional interference, and trade libel and slander of title as a result of defendants' wrongful and bad faith conduct in the joint venture relationships. Damages of an amount exceeding $100 million are sought on the Company's claims for breach of fiduciary duties, economic duress, and breach of implied covenants of good faith and fair dealing, with the full amount of damages on all claims to be proven at trial.

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

     On August 31, 2000, MCNIC filed motions to stay both the state court and federal court actions and have them submitted to an arbitration panel selected by the American Arbitration Association in accordance with the rules of the American Arbitration Association. The Company contested whether either lawsuit should be subject to arbitration and filed an answer to both motions on October 2, 2000 to that effect. However, the state court ultimately ordered arbitration and the federal court, though it did not compel arbitration, concluded that the major disputes were arbitrable.

      On January 29, 2000, the Company determined that binding arbitration of all of the claims set forth above before a single retired federal judge would be in the Company's best interest. Accordingly, an Arbitration Agreement was signed between all of the parties on January 26, 2001. The arbitration (the "Arbitration") is being arbitrated before Judge John G. Davies (ret.) in Salt Lake City, Utah. The arbitration hearing is scheduled for July 23, 2001 through August 10, 2001, with extensive pre-hearing discovery to occur prior to that time.

     Commencing March 5, 2001, the Company, MCNIC, MCN and various officers exchanged claims and counterclaims relating to the Arbitration. The claims contained therein substantially restate the parties' prior positions within the litigation described above. However, in its claims in arbitration, MCNIC asserted claims against CAC and CAPCO and also included the Company's chief executive officer, president and treasurer, Jay Mealey, as a party. The Company denies MCNIC's claims. Mr. Mealey believes that his inclusion at this point is highly improper due to the fact that he had not been a party to the pending actions nor to the Arbitration Agreement pursuant to which the actions were submitted to the Arbitration. Accordingly, Mr. Mealey has filed a motion with the arbitrator to be removed from the Arbitration.

     The Company believes that it has a strong case on the claims and counterclaims in the Arbitration. However, because arbitration proceedings are inherently uncertain, the Company cannot predict the outcome of any such proceedings. Management of the Company is keenly aware of the importance of the Arbitration to the Company. If MCNIC prevails in the Arbitration, and depending upon the extent in nature of any relief granted by the Arbitrator, the Company may be severely and adversely impacted and may lose possession of some or all of its primary assets and sources of revenues.

      On July 10, 2000 the Company entered into an agreement with Berman, Gaufin, Tomsic, Savage & Campbell, a law firm in Salt Lake City, Utah ("Berman"), to represent the Company in the legal matters involving MCNIC, its affiliates and certain officers. This agreement provided for 350,000 shares of the Company's common stock to be issued to Berman as a retainer. In addition, the Company will reimburse

Berman's costs of litigation and pay a contingency fee of 33.33% of any recovery from such litigation. The Company agreed upon these terms on the basis that this was in its best interest in that the Company was able to conserve its available capital for operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Company's shareholders for vote during the fourth quarter of fiscal year 2000.

ITEM 4A.          EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers and directors of the Company, their ages and their positions are set forth below:

                 NAME             AGE                   POSITION
          James A. Middleton       64      Chairman of the Board of Directors
              Jay Mealey           44     Chief Executive Officer, President,
                                                  Treasurer, Director
          Stephen J. Burton        55                  Secretary
          Andrew W. Buffmire       54                   Director

     James A. Middleton has served as a director since February 1996 and served as Chief Executive Officer from December 1996 through April 16, 1999. Mr. Middleton will continue to serve as Chairman and a director until a new Chairman and director is duly elected and qualified. Mr. Middleton was an Executive Vice President and director of Atlantic Richfield Co. from October 1987 to September 1994 and resigned in March 2001, as a director of Texas Utilities Co.

     Jay Mealey has served as President and Chief Operating Officer and as a director of the Company since 1991. Mr. Mealey was appointed as Chief Executive Officer in April, 1999 treasurer in October, 2000 and will serve as Chief Executive Officer, President and Treasurer and as a director, until a new officer and director, respectively, are appointed or elected and qualified. Mr. Mealey has been actively involved in the oil and gas exploration and production business since 1978. Prior to employment with the Company, Mr. Mealey served as Vice President of Ambra Oil and Gas Company and prior to that worked for Belco Petroleum Corporation and Conoco, Inc. in their exploration divisions. Mr. Mealey is responsible for managing the day-to-day operations of the Company.

     Stephen J. Burton was elected Secretary in October, 2000. Mr. Burton has held various accounting positions with the Company since 1989. He is currently responsible for the Company's Human Resources. Mr. Burton graduated from Utah State University in 1986.

     Andrew W. Buffmire is the Vice President Business Development for publicly traded Ubiquitel, Inc., a wireless telecommunications company headquartered in Conshohocken, Pennsylvania. Prior to joining Ubiquitel, Buffmire was a Director in the business development group at Sprint PCS, a national wireless telecommunications service provider. Before joining Sprint PCS, Buffmire was an attorney in private legal practice in Salt Lake City, Utah for 16 years, with the exception of two years (1985-1987), when he was the founder, general counsel and registered principal of an NASD-registered investment-banking firm.

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

         CALENDAR QUARTER ENDED              HIGH BID             LOW BID

         March 31, 2000                       .65625              .5625
         June 30, 2000                        .21875              .1875
         September 30, 2000                   .14                 .125
         December 31, 2000                    .075                .0625

         March 31, 1999                        1.38               1.00
         June 30, 1999                         1.06                .59
         September 30, 1999                     .66                .31
         December 31, 1999                      .41                .26

     As of March 29, 2001, the high bid and low offer quotations reported by the National Quotation Bureau were $.054 and $.05, respectively. On March 29, 2000, approximately 13,635,581 shareholders of record held the Company's common stock. The Company declared and paid no dividends in 2000.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The financial data included in the following table has been derived from the financial statements for the periods indicated. The financial statements as of and for the years ended December 31, 1994 through 1997 were audited by Pritchett, Siler & Hardy, P.C., independent public accountants. The financial statements as of and for the year ended December 31, 1998 and December 31, 1999 were audited by Deloitte & Touche, LLP, independent public accountants. The financial statements as of and for the year ended December 31, 2000 were audited by Tanner + Co., LLP, independent public accountants. The following financial data should be read in conjunction with the financial statements and related notes and with management's discussion and analysis of financial conditions and results of operations included elsewhere herein.

                                                                       Year Ended December 31
                                                                       ----------------------
                                                                  (In thousands except per share)

                                                    2000          1999          1998           1997         1996
                                                    ----          ----          ----           ----         ----
Net Revenues                                        $22,787       $35,519        $23,836           $87         $225
Income (Loss from
    Continuing Operations)                         ($18,361)      ($3,054)         ($498)      ($1,153)       ($422)
Income (Loss) Per Share
    From Continuing Operations                       ($1.39)       ($0.26)        ($0.07)       ($0.11)      ($0.04)
Total Assets                                        $17,052       $33,114        $23,571        $6,610       $4,591
Total Long-Term Obligations                         $11,337       $11,333         $4,326         $0.00         $182
Redeemable Preferred Stock                           $4,896        $4,840         $4,783        $4,726          -0-
Cash Dividends Per Common Share                       $0.00         $0.00          $0.00         $0.00        $0.00
Common Stockholders' Equity                        ($21,050)      ($2,276)          $767        $1,749       $3,018


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

     Liquidity and Capital Resources

     At December 31, 2000, the Company had cash and other current assets of $6,761,595 as compared to cash and other current assets of $12,334,750 at December 31, 1999. The decrease of $5,573,155 was generally due to a decrease in asphalt sold by the Company. The Company's majority owned subsidiary, Crown Distribution, accounted for a substantial portion of the Company's current assets. As of December 31, 2000, Crown Distribution had approximately $2,732,686 million in cash, $2,348,042 million in inventory and $555,166 in accounts receivable, excluding related party balances. Crown Distribution's business requires a working capital Credit Facility. MCNIC, the minority interest owner, elected to provide such Credit Facility in lieu of the Company's pursuing proposals with it had obtained from banks and to replace a prior loan with this Credit Facility. The Company has accrued interest on the Credit Facility at an average interest rate of 8.0%. At December 31, 2000, the line had an outstanding principal balance of $14,935,222.

     On June 20, 2000, MCNIC filed a Complaint in the Third Judicial District Court, Salt Lake County, Utah, against Crown Distribution. The action seeks to foreclose on alleged mortgage and security interest in and to certain real and personal property of Crown Distribution, which property constitutes a substantial part of the operating assets of Crown Distribution. In summary, in the MCNIC Complaint, MCNIC does not acknowledge its prior commitment to "roll" the Working Capital Loan into the Credit Facility and alleges that Crown Distribution is in default on the promissory note evidencing the Working Capital Loan to Crown Distribution in the amount of $7,141,930.00. MCNIC further alleges that the total amount owed by Crown Distribution to MCNIC is in excess of $15,000,000, as well as interest at the rate of 18% from January 1, 2000 until paid in full. The MCNIC Complaint also seeks the appointment of a receiver to ensure and protect the interests of MCNIC in the property of Crown Distribution, pending a determination by the Court of the merits of the Complaint. Crown Distribution has moved to vigorously defend against this litigation and believes that it has certain available defenses, claims and counterclaims. Crown Distribution's management further believes that certain of MCNIC's allegations are lacking in either legal or factual basis.

     On July 25, 2000, the Company filed the Crown Complaint against MCN, MCNIC and certain officers of MCN and MCNIC. The suit was brought in the United States District Court for the District of Utah, Central Division and is styled Crown Energy Corporation, Crown Asphalt Corporation, and Crown Asphalt Products Company v. MCN Energy Group, Inc., MCNIC Pipeline & Processing Company, Howard
L. ("Lee") Dow III, and William E. Kraemer, Civil No. 2:00CV-05873ST. The Company's action arises from the joint ventures between the Company and MCN with regard to the asphalt business in the Western United States involving the mining, processing, storage, manufacture, and marketing of asphalt the Company alleges claims against defendants for breach of fiduciary duties, economic duress, breach of implied covenants of good faith and fair dealing, breach of contracts, estoppel, intentional interference, and trade libel and slander of title as a result of defendants' wrongful and bad faith conduct in the joint venture relationships. Damages of an amount exceeding $100 million are sought on the Company's claims for breach of fiduciary duties, economic duress, and breach of implied covenants of good faith and fair dealing, with the full amount of damages on all claims to be proven at trial.

     On August 1, 2000, Crown Distribution filed its Answer and Counterclaims to the MCNIC Complaint and named additional counterclaim defendants, MCN Energy Group, Inc., Howard L. ("Lee") Dow III, and William E. Kraemer. Crown Distribution's Answer and Counterclaims substantially denied all of the allegations set forth in the MCNIC Complaint and alleged numerous counterclaims, including breach of fiduciary duty, economic duress, breach of implied covenants of good faith and fair dealing, breach of contracts, estoppel, intentional interference, trade libel and slander of title, and abuse of process. Crown Distribution, pursuant to its counterclaims, requested a jury trial and sought relief in the way of damages in amounts to be proven at trial, punitive damages, attorney's fees, interest, costs and any other relief to which they may be entitled.

     On August 31, 2000, MCNIC filed motions to stay both the state court and federal court actions and have them submitted to an arbitration panel selected by the American Arbitration Association in accordance with the rules of the American Arbitration Association. The Company contested whether either lawsuit should be subject to arbitration and filed an answer to both motions on October 2, 2000 to that effect. Ultimately, however, arbitration of substantial claims in the litigation was ordered or required.

     On January 29, 2000, the Company agreed that binding arbitration of all of the claims set forth above before a single retired federal judge would be in the Company's best interest. Accordingly, an Arbitration Agreement was signed between all of the parties on January 29, 2001. The arbitration (the "Arbitration") is being arbitrated before Judge John G. Davies (ret.) in Salt Lake City, Utah. The arbitration hearing is scheduled for July 23, 2001 through August 10, 2001, with extensive pre-hearing discovery to occur prior to that time.

     Commencing March 5, 2001, the Company, MCNIC, MCN and various officers exchanged claims and counterclaims relating to the Arbitration. The claims contained therein substantially restate the parties' prior positions within the litigation described above. However, in its claims in arbitration, MCNIC, MCN and certain of its officers have included the Company's chief executive officer, president and treasurer, Jay Mealey, as a party to certain claims. Mr. Mealey believes that his inclusion at this point is highly improper due to the fact that he had not been a party to the pending actions nor to the Arbitration Agreement pursuant to which the actions were submitted to the Arbitration. According, a motion has been filed with the arbitrator to remove Mr. Mealey from the Arbitration.

     The Company believes that it has a strong case on the claims and counterclaims in the Arbitration. However, because arbitration proceedings are inherently uncertain, the Company cannot predict the outcome of any such proceedings. Management of the Company is keenly aware of the importance of the Arbitration to the Company. If MCNIC prevails in the Arbitration, and depending upon the extent in nature of any relief granted by the Arbitrator, the Company may be severely and adversely impacted and may lose possession of some or all of its primary assets and sources of revenues.

     Interested persons should also note that, subject of course to available equitable and other creditor remedies, neither the MCNIC Working Capital Loan nor Credit Facility to Crown Distribution contain cross-default provisions giving MCNIC any right to declare a default or to seek control or possession over the assets or operations of Crown Ridge or the Company's interest in Crown Ridge.

     The Company also owed MCNIC an additional $5,325,723 at December 31, 2000 with respect to the Preferential Capital Contribution that funded Crown Distribution's acquisition of the assets of PSAC. See -"Item 1. Business - Asphalt Distribution - Crown Asphalt Distribution, L.L.C. The Preferential
Capital Contribution requires payment of a 15% rate of return and is payable solely from 50% of the cash flow from Crown Distribution's operations.

     The Company believes its asphalt distribution business, which is operated through CAPCO, is a business whose success is not dependent on the Company's interest in the Crown Ridge project or Crown Distribution. However, the asphalt distribution business is capital intensive and requires substantial investments to acquire terminal storage and blending assets as well as raw material inventory.

     On May 12, 1999, the Company entered into an agreement to acquire an asphalt distribution terminal in Rawlins, Wyoming and the related asphalt inventory for $2,291,571 from S&L Industrial, a Wyoming corporation. The Rawlins, Wyoming asphalt terminal (the "Rawlins Asphalt Terminal") expands the Company's asphalt manufacturing and distribution operations in the Western United States. The operating agreement for Crown Distribution required that the Company present this opportunity to MCNIC in order for it to participate in the acquisition and the Company did present the transaction (and the acquisition of two other terminals which were ultimately not acquired) to MCNIC in accordance with its obligation. Despite its agreement to participate within the ownership of the Rawlins Asphalt Terminal (and the two other asphalt terminals) through the formation of a new joint venture, MCNIC failed to take the actions necessary to complete the transfer of the project to joint ownership and the Company does not believe at present that MCNIC will perform. Thus, the Rawlins Asphalt Terminal continues to be owned by CAPCO. The Company believes that it has and will continue to have adequate working capital to service the obligations relating to the Rawlins Asphalt Terminal.

     The Company remains open to other asphalt related business opportunities to complement its existing asphalt distribution capabilities. There can be no assurance that the Company can obtain additional capital financing required to finance such transactions on acceptable terms and conditions.

     The Company has a portion of its accounts receivable subject to the risks and uncertainties of litigation (See "Item 3. Legal Proceedings") and subject to related collection risks.

    MCNIC has advised the Company it will no longer provide funding under the Credit Facility as the Company asserts it previously agreed and has refused to guaranty a third party financed Credit Facility on behalf of Crown Distribution as the Company believes it had also previously agreed. The Company relies on the Credit Facility to purchase inventory and fund other working capital requirements for operations. The Company is seeking other ways to finance its working capital requirements, but there is no assurance that such working capital financing can be secured by the Company.

     In the event that the Company is unable to collect its current accounts receivables, or the Company is unable to secure the necessary working capital line of credit for its operations from third party sources or if the Company's operating losses and working capital deficits continue, or if the Company is unable to recoup the losses, the Company may not have sufficient capital to operate through 2001. Furthermore, if Crown Ridge approves an additional capital contribution for the modification to the Facility by a unanimous decision of its members and the Company is unable to finance its approximate 24% of such capital contribution, its sharing ratio in Crown Ridge may be further diluted.

     As of December 31, 2000, the Company has made cash contributions of approximately $5,663,985 to Crown Ridge. During the start-up of the Crown Ridge Facility mechanical and process difficulties were experienced that affected production economics. A pilot study to develop a solution to these problems was conducted during 2000. As discussed elsewhere herein, the ramifications of the pilot study for the Company are uncertain. This uncertainty arises from the facts that (i) the costs of the engineering modifications which may need to be made to the Crown Ridge Facility have not been determined, and (ii) Crown has been denied access by MCNIC to vital information concerning the pilot study and the Crown Ridge Facility, generally.

     During the year ended December 31, 2000, the Company evaluated the carrying value of its investment in and advances to Crown Ridge. The evaluation has been complicated by the fact that MCNIC has effectively taken control of Crown Ridge, including financial information and engineering and feasibility studies of the Facility. As discussed elsewhere herein, the Company is in litigation with MCNIC with a final arbitration trial scheduled to commence July 23, 2001. Based on the lack of information provided from MCNIC, the inherent risk of litigation and the lack of a firm business plan for Asphalt Ridge from MCNIC, the Company determined that its investment in and advances to Crown Ridge are potentially impaired. Accordingly, an aggregate non-cash expense was recorded for the impairment of $6,904,085. Should delays continue, or should the Facility be unable to operate economically, the Company believes this would significantly impact Crown Ridge's ability to continue as a going concern and would adversely impact the Company's operations and financial condition resulting in an impairment of the remainder of the asset. See - "Item 1. Business - Asphalt Production - Crown Asphalt Ridge, L.L.C."

     Results of Operations

     2000 vs. 1999

     Total revenue decreased from $35,518,541 for the year ended December 31, 1999 to $22,787,103 for the year ended December 31, 2000, a decrease of 35.84%. This decrease was primarily due to a reduction of the volume of asphalt sold during 2000. This decrease in sales volume was a direct result of a reduction in the ability of the Company to purchase inventory in a timely fashion and its resulting inability to submit competitive bids due to the loss of the working capital line previously provided by MCNIC and loss of funds and disruption caused by MCNIC.

     The Company's gross margins decreased from approximately 5% for the year ended 1999 to approximately -4% for the year ended 2000. This decrease was due to an increase in the Company's cost of basestock asphalt that resulted from a reduction in the purchase of asphalt inventory during the winter months when the cost is significantly lower. The Company believes continued cost cutting procedures will contribute to improved margins in 2001. However, the Company is prevented in its Operating Agreement with MCNIC from utilizing any hedging strategies to minimize market risk fluctuations and therefore remains subject to basestock asphalt price fluctuations.

     General, administrative and provision for bad debt expenses increased from $2,745,029 for the year ended December 31, 1999 to $4,590,523 for the year ended December 31, 2000, an increase of $1,845,494. This increase was primarily due to increased legal expenses and an increase in the reserve for doubtful accounts as a result of the decline in the credit worthiness of account balances. These were partially offset by cost cutting procedures and a reduction in administrative staff.

     During the year ended December 31, 2000, the Company evaluated the carrying value of its investments in and advances to Crown Ridge. The evaluation has been complicated by the fact that the Company's joint venture partner has effectively taken control of Crown Ridge and has not shared information relative to its activities pertaining to Crown Ridge, including financial information and feasibility studies relative to the Asphalt Ridge Project. Based on the lack of a firm business plan for the Asphalt Ridge Project at this time, the Company determined that its investment in and advances to Crown Ridge were potentially impaired. Accordingly, an aggregate non-cash expense for the impairment or $6,904,085 was recorded.

     At year-end December 31, 2000 the company also re-assessed the recoverability of goodwill associated with the PSAC acquisition. Due to the litigation with MCNIC, the Company has been unable to secure financing needed to build up inventory at favorable prices. This lack of funding and the ongoing dispute with MCNIC has resulted in losses from operations in 1999 and 2000. Because of these circumstances the Company could not estimate the full carrying value which could be recovered through the undiscounted future cash flows from products generated from related assets. Accordingly, an impairment of $3,625,848 has been recognized in the statements of operations for the year ended December 31, 2000.

     Due to the items discussed above, including the impairments, the loss from operations increased from $1,907,779 in 1999 to $16,084,230 in 2000.

     Interest and other income/expenses decreased from net expenses of $2,494,073 for the year ended December 31, 1999 to net expenses of $2,315,344 for the year ended December 31, 2000, a decrease of $178,729. The 2000 total was comprised of $1,999,138 in interest costs related to the Crown Distribution's Credit Facility and preferential capital contribution owed to MCNIC, other interest expense of $577,248 on various loans, and $261,042 of interest income and other incomes

     Minority interest of $38,653 represents Foreland's approximate 33% interest in the loss in CAT LLC.

     At December 31, 2000, the Company evaluated the recoverability of goodwill associated with the acquisition by Crown Distribution of the PSAC assets. As discussed elsewhere herein, the litigation with MCNIC resulted in the Company's inability to secure working capital financing and losses from operations for 1999 and 2000. Because of these circumstances and the inherent risk of litigation, the Company could not estimate the full carrying value which could be recovered through undiscounted cash flows from products generated from the related assets. Accordingly, an impairment of $3,625,848 has been recognized in the statement of operations for the year ended December 31, 2000.

     Crown Distribution had losses for the year ended December 31, 2000 of $11,365,018. The Company, through its wholly owned subsidiary, CAPCO owns 50.01% and MCNIC owns 49.99% of Crown Distribution. CAPCO is the manager and operating agent of Crown Distribution. Because there is no agreement requiring the minority shareholder, MCNIC, to guarantee the subsidiary's debt or such cumulative losses or a commitment to provide additional capital, other than working capital, all (100%) of the loss attributable Crown Distribution, including MCNIC's 49.99% interest in the losses totaling $5,681,372 are included as a loss in the Company's Financial Statements.

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

     General, administrative, and provision for bad debt expenses increased from $1,250,381 for the year ended December 31, 1998 to $2,745,029 for the year ended December 31, 1999, an increase of $1,494,648. This increase was primarily due to the Company recording a full year of general and administrative expenses from its 1998 acquisition of the assets of PSAC.

     Interest and other income/expenses increased from net expenses of $800,420 for the year ended December 31, 1998 to net expenses of $2,494,073 for the year ended December 31, 1999, an increase of $1,693,653. The 1999 total was comprised of $2.2 million in interest costs related to the Company's Credit Facility and preferential capital contribution for its asphalt distribution owed to MCNIC and other expenses of $290,482.

     Minority interest of $1,348,336 represents MCNIC's approximate 49% interest in the loss of Crown Distribution and Foreland's approximate 33% interest in the loss in CAT LLC.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not believe it is subject to material risks of loss related to certain market risks, such as interest rate risks, foreign currency exchange rate risks or similar risks, and therefore the Company does not engage in transactions, such as hedging or similar transactions in derivative financial instruments, intended to reduce its exposure to such risks. However, the Company is subject to general market fluctuations related to the purchase of its basestock asphalt and may suffer reduced operating margins to the extent its increased costs are not passed through to its customers. Such prices generally fluctuate with the price of crude oil. The Company is prevented in its Operating Agreement with MCNIC from utilizing any hedging strategies to minimize any market price changes. The Company believes the inability to protect itself from market fluctuations negatively impacted its margins for 2000. See "Item 7. Management's Discussion and Analysis Results of Operations - 2000 vs. 1999".

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

     On June 2, 1998, the Company engaged Deloitte & Touche LLP ("Deloitte") as its independent auditors to audit and report on the financial statements of the Company for the fiscal year ended December 31, 1998. On October 23, 2000, the Company terminated its independent auditor relationship with Deloitte. The decision to change accountants was approved by the Company's Board of Directors.

     Deloitte's report on the financial statements for the fiscal year ended December 31, 1999 contained a "going concern" qualification. During the fiscal year ended December 31, 1999, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures or any reportable events.

      On October 23, 2000, the Company engaged Tanner + Co., LLP ("Tanner") as its independent auditors to audit and report on the financial statements of the Company for the fiscal year ended December 31, 2000.

     Prior to engaging Tanner, neither the Company nor anyone acting on its behalf consulted with Tanner regarding the application of accounting principles to any specified transaction or the type of audit opinion that might be rendered on the Company's financial statements. In addition, during the Company's fiscal year ended December 31, 1999 and during the period January 1, 2000 through October 23, 2000, neither the Company nor anyone acting on its behalf consulted with Tanner with respect to any matters that were the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

                                    PART IV.

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K.

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

      The Company filed a form 8-K on March 5, 2001 to report the events relating to the arbitration of claims and counter claims of the Company and MCNIC and related entities and parties.

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

                                                 Date:  April 12, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                 /s/ Alan L. Parker
                                                 ---------------------------
                                                 Alan L. Parker
                                                 Controller

                                                 Date:  April 12, 2001


                                                 /s/ Andrew W. Buffmire
                                                 ---------------------------
                                                 Andrew W. Buffmire
                                                 Director

                                                 Date:  April 12, 2001

                            CROWN ENERGY CORPORATION

SCHEDULE II:               VALUATION AND QUALIFYING ACCOUNTS

                                    ADDITIONS

                                   Balance at        Charge to          Charge to                     Balance at
                                    Beginning         Cash and            Other                         End of
Description                          Of Year          Expenses           Accounts     Deductions         Year
Year ended December 31, 2000:

Deducted from assets accounts
Accounts receivable:
   Allowance                          $298,000           $ 1,529,896                                    $1,827,896
Deferred tax assets:
   Valuation allowance               2,738,000             4,833,000                                     7,571,000

Year ended December 31, 1999:

Deducted from assets accounts
Accounts receivable:
   Allowance                          $150,000              $ 77,000       $ 161,000      $ 90,000        $298,000
Deferred tax assets:
   Valuation allowance               1,704,000             1,034,000                                     2,738,000

Year ended December 31, 1998:

Deducted from assets accounts
Accounts receivable:
   Allowance                            75,000                75,000                                       150,000
Deferred tax assets:
   Valuation allowance               1,318,000               386,000                                     1,704,000

                                  EXHIBIT INDEX

EXHIBIT NO.     DOCUMENT

2.1 Purchase and Sale Agreement regarding Petro Source Asphalt Company, dated July 2, 1998 (15)
2.2      Memorandum of Closing regarding Refinery Technologies, Inc. (18)
2.3      Assignment and Agreement with Refinery Technologies, Inc. (18)
2.4 Asset Purchase Agreement (S&L Industrial) dated May 12, 1999 regarding S&L Industrial
3.1      Articles of Incorporation (6)
3.2      Certificate of Voting  Powers,  etc. of the Company's  Preferred  Stock
         (10)
3.3      Amended Bylaws (1)
4.1 Convertible Debenture - Agreement dated May 6, 1997, between Crown Energy Corporation and Oriental New Investments, Ltd. (7)
4.2      Warrant with Encap Investments, L.C. (12)
4.3      Form of Stock Option Agreements between the Company and (1) Jay Mealey,
         (2) Richard Rawdin and (3) Thomas Bachtell (12)
4.4      The Crown-Energy Long Term Equity Basic Incentive Plan (13)
4.5 Common Stock Purchase Warrant dated November 4, 1997 issued to Enron Capital & Trade Resources Corp. (10)
4.6 Form of Warrant issued to principals of IBEX Group, Inc. and Hoffman Partners, Inc. (18)
4.7      May 1998 Warrant issued to Ladenburg Thalmann (18)
10.1 License Agreements with Park Guymon Enterprises, Inc., dated January 20, 1989, June 1, 1990 and June 1, 1990 (3)
10.2     Amendment to License Agreement with Park Guymon Enterprises, Inc. (6)
10.3     Employment Agreement with Jay Mealey (12)
10.4     Consulting  Agreement with IBEX Group, Inc. and Hoffman Partners,  Inc.
         (6)
10.5     Promissory Note issued to Jay Mealey 12/31/95 (6)
10.6     Promissory Note issued to Thomas W. Bachtell 12/31/95 (6)
10.7     Promissory Note issued to Thomas W. Bachtell 12/31/95 (6)
10.8     Oil and Gas Minerals Lease,  dated September 1, 1991 with Wembco,  Inc.
         (4)
10.9     Crown Office Space Lease (5)
10.10    First Amendment to Crown Office Space Lease (12)
10.11    Investment Banking Agreement with Fortress Financial Group, Ltd. (12)
10.12    Promissory Note from Jay Mealey (12)
10.13    Promissory Note from Rich Rawdin (12)
10.14    Stock Pledge Agreement with Jay Mealey (12)
10.15    Stock Pledge Agreement with Rich Rawdin (12)
10.16 Assignment of Assets to Crown Asphalt Ridge, L.L.C. by Crown Asphalt Corporation (12)
10.17    Assignment to Crown Asphalt Ridge,  L.L.C. by Crown Asphalt Corporation
         (12)
10.18 Asphalt Ridge Project Operating and Management Agreement with Crown Asphalt Ridge L.L.C., dated August 1, 1997 (12)
10.19 Sublicense and Agreement between Crown Asphalt Ridge, L.L.C. and Crown Asphalt Corporation (12)
10.20    Stock  Purchase  Agreement with Enron Capital & Trade  Resources  Corp.
         (10)
10.21    Engineering,   Construction,  and  Procurement  Agreement  with  CEntry
         Constructors & Engineers, LLC (12)
10.22 Revised Right of Co-Sale Agreement between Jay Mealey and Enron Capital & Trade Resources Corp. (11)
10.23    Guaranty Agreement in favor of MCNIC Pipeline & Processing Company (12)

10.24    Crown Office Space Sublease (12)
10.25 Stock Purchase Agreement dated July 2, 1997, between Crown Energy Corporation and Road Runner Oil, Inc. (8)
10.26    Letter Agreement with EnCap Investments L.C. (12)
10.27 Purchase and Sale Agreement dated July 2, 1998 between Petro Source Asphalt Company and Crown Asphalt Distribution LLC (15)
10.28 Saba Petroleum Processing Agreement for Santa Maria Refinery in California dated May 1, 1997 between Petro Source Refining Corporation and Santa Maria Refining Company and Saba Petroleum Company, which was assigned to the Company on or about July 2, 1998. (16)
10.29 MetLife Equipment Lease dated May 1, 1997 between Petro Source Refining Corporation and MetLife Capital Corporation, which was assigned to the Company on or about July 2, 1998. (16)
10.30 PacifiCorp Property Lease dated April 1, 1996 between Petro Source Refining Corporation and PacifiCorp, which was assigned to the Company on or about July 2, 1998. (16)
10.31 GATX Rail Car Lease dated December 10, 1987 between Petro Source Corporation and General American Transportation Corporation, assigned to the Company on or about July 2,1998 (16)
10.32    Office Space Lease (16)
10.33    Operating Agreement for Crown Asphalt Ridge, L.L.C. (17)
10.34    Operating Agreement for Crown Asphalt Distribution L.L.C. (18)
10.35 Operating and Management Agreement for Crown Asphalt Distribution L.L.C. (18)
10.36    Operating Agreement for Cowboy Asphalt Terminal L.L.C. (18)
10.37 April 3, 1998 Agreement regarding investment banking services with Ladenburg Thalmann (18)
10.38    Indemnification Agreement with Ladenburg Thalmann (18)
10.39 Letter Agreement between CAC, CAPCO, and MCNIC Pipeline & Processing Company dated July 20, 1999 (19)
10.40 Letter Agreement between CAPCO and MCNIC Pipeline & Processing Company dated July 20, 1999 (19)
10.41 First Amendment to Operating Agreement (Crown Asphalt Distribution, L.L.C.)(19)
10.42 Loan Agreement: MCNIC Pipeline & Processing Company loan to Crown Asphalt Corporation dated July 20, 1999 (19)
10.43    CAR Promissory Note (19)
10.44 $1,800,000 Loan Agreement: Community First National Bank to Crown Asphalt Products Company (19)
10.45 Letter Amendment to Community First National Bank Loan Agreement dated June 2, 1999 (19)
10.46    Crown Energy Corporation Guaranty of Community First National Bank Loan
         (19)
10.47    Assignment & Assumption Agreement (19)
10.48    Offsite Services Agreement (19)
10.49    Amendment to Mealey Employment Agreement (19)
10.50    MCNIC election to proceed with additional pilot plan (1/7/00) (19)
10.51    Settlement Agreement with Zimmerman (19)
10.52    Amendment to Settlement Agreement with Zimmerman (19)
10.53    5th Amendment to Building Lease (19)
10.54    January 20, 2000 Letter to MCNIC (19)
10.55    January 7, 2000 Election to Proceed with Pilot Plant Letter to MCNIC
10.56    January 7, 2000 Additional Costs Letter to MCNIC
10.57    Agreement with Refinery Technologies, Inc.
10.58    Notice of Termination of Building Lease
10.59    Arbitration Agreement
11 Statement regarding computation of per share earnings (the information required for Exhibit 11 is set forth on page F-25 of the Financial Statements of Crown Energy Corporation of this Form 10K)

16       Letter of Pritchett, Siler & Hardy, P.C. dated June 5, 1998 (14)
21 Subsidiaries of the Company (the information required for Exhibit 21 is set forth in "Item 1 - Subsidiaries of the Company")
-----------------------
(1) Incorporated by reference from the Company's Registration Statement on Form 10 filed with the Commission on July 1, 1991, amended August 30, 1991 and bearing Commission file number 0-19365.
(2) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1991 bearing Commission file number 0-19365.
(3) Incorporated by reference from the Company's Report on Form 8-K filed with the Commission on or about September 30, 1992, bearing Commission file number 0-19365.
(4) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1992, bearing Commission file number 0-19365.
(5) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1992, bearing Commission file number 0-19365.
(6) Incorporated by reference from the Company's Registration Statement on Form S-1 filed with the Commission on or about March 13, 1996, bearing Commission file number 0-19365.
(7) Incorporated by reference from the Company's Form 8-K filed with the Commission on or about June 12, 1997, bearing Commission file number 0-19365.
(8) Incorporated by reference from the Company's Form 8-K filed with the Commission on or about July 21, 1997, bearing Commission file number 0-19365.
(9) Incorporated by reference from the Company's Form 8-K filed with the Commission on or about November 18, 1997, bearing Commission file number 0-19365.
(10) Incorporated by reference from Enron Capital & Trade Resources Corp. Form 13D filed with the Commission on or about October 10, 1997.
(11) Incorporated by reference from Enron Capital & Trade Resources Corp. Form 13D/A filed with the Commission on or about November 12, 1997.
(12) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Commission on or about March 31, 1998, bearing Commission file number 0-19365.
(13) Incorporated by reference from the Company's Amended Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Commission on or about April 30, 1998, bearing Commission file number 0-19365.
(14) Incorporated by reference from the Company's Form 8-K filed with the Commission on or about June 9, 1998, bearing Commission file number 0-19365.
(15) Incorporated by reference from the Company's Form 8-K filed with the Commission on or about July 17, 1998, bearing Commission file number 0-19365
(16) Incorporated by reference of the Company's Amended Form 10-Q filed with the Commission for the period ending September 30, 1998, filed with the Commission on November 25, 1998.

(17) Incorporated by reference from the Company's Amended Form 8-K filed with the Commission on or about November 18, 1997, bearing Commission file number 0-19365.
(18) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Commission on or about June 14, 1999.
(19) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Commission on or about April 4, 2000.

       o The Company agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to such agreement upon request by the Commission.

                            CROWN ENERGY CORPORATION

                   Index to Consolidated Financial Statements

                                                                      Page

Report of Tanner + Co.                                                 F-1


Report of Deloitte & Touche LLP                                        F-2


Consolidated Balance sheet                                             F-3


Consolidated Statement of operations                                   F-4


Consolidated Statement of shareholders' deficit                        F-5


Consolidated Statement of cash flows                                   F-6


Notes to consolidated financial statements                             F-9

                            CROWN ENERGY CORPORATION


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Crown Energy Corporation

We have audited the consolidated balance sheet of Crown Energy Corporation as of December 31, 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crown Energy Corporation as of December 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has had substantial recurring losses from operations, is involved in significant litigation and has relied upon financing from debt to satisfy its obligations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to that matter are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                 TANNER + CO.

Salt Lake City, Utah
March 2, 2001

________________________________________________________________________________
See accompanying notes to consolidated financial statements.                 F-1

                            CROWN ENERGY CORPORATION


INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Crown Energy Corporation
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Crown Energy Corporation and Subsidiaries (the Company) at December 31, 1999 and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 1999. Our audits also included the financial statement schedule for the years ended December 31, 1999 and 1998 listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule for the years ended December 31, 1999 and 1998, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's recurring losses from operations, stockholders' deficiency, and negative working capital raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, in 1998 the Company and an unconsolidated equity method affiliate changed their method of accounting for the costs of start-up activities to conform with Statement of Position No. 98-5, Reporting on the Costs of Start-Up Activities.

Deloitte & Touche LLP

Salt Lake City, Utah
March 29, 2000

________________________________________________________________________________
See accompanying notes to consolidated financial statements.                 F-2

                            CROWN ENERGY CORPORATION
                           Consolidated Balance Sheet

                                                                                       December 31,
   Assets                                                                        2000             1999
                                                                           --------------------------------
Current assets:
   Cash and cash equivalents                                               $     2,878,141  $    4,978,977
   Accounts receivable, net of allowance for doubtful accounts of
     $1,827,896 and $298,000 at December 31, 2000 and 1999, respectively         1,419,260       5,186,325
   Inventory                                                                     2,370,887       2,133,866
   Prepaid and other current assets                                                 67,607          35,582
   Related party receivable                                                         25,700               -
                                                                           --------------------------------
         Total current assets                                                    6,761,595      12,334,750

Property, plant, and equipment, net                                              9,661,174       9,237,735
Investment in and advances to an equity affiliate                                        -       7,174,920
Intangible assets, net                                                             404,400       4,302,680
Other assets                                                                       225,009          63,768
                                                                           --------------------------------
         Total                                                             $    17,052,178  $   33,113,853
                                                                           --------------------------------

   Liabilities and Stockholders' Deficit

Current liabilities:
   Accounts payable                                                        $     1,317,222  $    1,132,251
   Preferred stock dividends payable                                               800,000         400,000
   Accrued expenses                                                                127,366         293,876
   Accrued interest                                                              3,987,256       1,988,116
   Current portion of long-term debt                                               273,633         166,204
   Working capital loan to related party                                        14,935,222      14,935,222
                                                                           --------------------------------
         Total current liabilities                                              21,440,699      18,915,669
                                                                           --------------------------------

Commitments and contingencies                                                            -               -

Long-term debt principally due to related party                                 11,336,861      11,332,681

Redeemable preferred stock                                                       4,896,227       4,839,623

Minority interest in consolidated joint ventures                                   427,985         301,699

Stockholders' deficit:
   Common stock $.02 par value 50,000,000 shares authorized,
     13,635,581 and 13,285,581 shares outstanding, respectively                    272,711         265,711
   Additional paid-in capital                                                    5,371,974       5,791,828
   Stock subscriptions receivable from officers                                  (549,166)       (549,166)
   Stock warrants                                                                  243,574         243,574
   Accumulated deficit                                                        (26,388,687)     (8,027,766)
                                                                           --------------------------------
         Stockholders' deficit                                                (21,049,594)     (2,275,819)
                                                                           --------------------------------
         Total                                                             $    17,052,178  $   33,113,853
                                                                           --------------------------------

________________________________________________________________________________
See accompanying notes to consolidated financial statements.                 F-3

                            CROWN ENERGY CORPORATION
                      Consolidated Statement of Operations

                                                                         Years Ended December 31,
                                                                  2000             1999            1998
                                                           --------------------------------------------------
Sales, net                                                 $     22,787,103 $     35,518,541 $    23,835,734

Cost of sales                                                    23,605,063       33,811,003      21,716,743
                                                           --------------------------------------------------
Gross profit (loss)                                               (817,960)        1,707,538       2,118,991

General and administrative expenses                             (3,060,627)      (2,668,011)     (1,224,906)
Provision for bad debt expenses                                 (1,529,896)         (77,018)        (25,475)
Loss on impairment of investment in equity affiliate            (6,904,085)                -               -
Loss on impairment of goodwill                                  (3,625,848)                -               -
Equity in losses from unconsolidated equity affiliate             (145,814)        (870,288)       (264,863)
                                                           --------------------------------------------------
(Loss) income from operations                                  (16,084,230)      (1,907,779)         603,747
                                                           --------------------------------------------------

Other income (expense):
   Interest income                                                  157,042                -         132,225
   Interest expense                                             (2,576,386)      (2,203,591)       (851,917)
   Other income (expense)                                           104,000        (290,482)         105,528
   Expense related to valuation of warrants                               -                -       (186,256)
                                                           --------------------------------------------------
         Total other expense, net                               (2,315,344)      (2,494,073)       (800,420)
                                                           --------------------------------------------------

Loss before income taxes, minority interests and
  cumulative effect of a change in accounting principle        (18,399,574)      (4,401,852)       (196,673)

Deferred income tax benefit                                               -                -               -

Minority Interest in losses (earnings) of
  consolidated joint venture                                         38,653        1,348,336       (300,971)
                                                           --------------------------------------------------

Loss before cumulative effect of a change in
  accounting principle                                          (18,360,921)      (3,053,516)       (497,644)

Cumulative effect of a change in accounting
  principle - expensing of start-up costs                                 -                -       (615,323)
                                                           --------------------------------------------------
Net loss                                                       (18,360,921)      (3,053,516)     (1,112,967)

Redeemable preferred stock dividends                              (400,000)        (400,000)       (402,019)
                                                           --------------------------------------------------
       Net loss applicable to common shares                $   (18,760,921) $    (3,453,516) $   (1,514,986)
                                                           --------------------------------------------------

Loss per common share before cumulative effect of
  change in accounting principle - basic and diluted       $         (1.39) $          (.26) $         (.07)
                                                           --------------------------------------------------

Cumulative effect of expensing start-up-costs -
  basic and diluted                                        $              - $              - $         (.05)
                                                           --------------------------------------------------
Net loss per common share - basic and diluted              $         (1.39) $          (.26) $         (.12)
                                                           --------------------------------------------------
Weighted average common shares - basic and diluted               13,455,000       13,260,000      12,506,000
                                                           --------------------------------------------------

________________________________________________________________________________
See accompanying notes to consolidated financial statements.                 F-4

                            CROWN ENERGY CORPORATION
                 Consolidated Statement of Stockholders' Deficit
                  Years Ended December 31, 2000, 1999, and 1998

                                                                       Additional      Stock
                                                    Common Stock        Paid-in   Subscription  Common Stock Warrants   Accumulated
                                               Shares       Amount      Capital     Receivable   Warrants   Amount      (Deficit)
                                           -----------------------------------------------------------------------------------------
Balance, January 1, 1998                      11,722,216 $  234,444  $ 5,318,598   $        -    283,750  $  57,318  $  (3,861,283)

Stock issued upon exercise of stock
  options in exchange for notes receivable       946,296     18,926      530,240            -          -          -               -
Stock issued for cash                            300,000      6,000      397,125    (549,166)          -          -               -
Dividends on preferred stock                           -          -    (402,019)            -          -          -               -
Preferred stock accretion                              -          -     (56,604)            -          -          -               -
Warrants issued for consulting services                -          -            -            -    400,000    186,256               -

Net loss                                               -          -            -            -          -          -     (1,112,967)
                                           -----------------------------------------------------------------------------------------
Balance, December 31, 1998                    12,968,512    259,370    5,787,340    (549,166)    683,750    243,574     (4,974,250)

Dividends on preferred stock accrued
  from prior years                               317,069      6,341      461,092            -          -          -               -
Preferred stock accretion                              -          -     (56,604)            -          -          -               -
Dividends on preferred stock                           -          -    (400,000)            -          -          -               -

Net loss                                               -          -            -            -          -          -     (3,053,516)
                                           -----------------------------------------------------------------------------------------
Balance, December 31, 1999                    13,285,581    265,711    5,791,828    (549,166)    683,750    243,574     (8,027,766)

Stock issued for legal services                  350,000      7,000       36,750            -          -          -               -
Preferred stock accretion                              -          -     (56,604)            -          -          -               -
Dividends on preferred stock                           -          -    (400,000)            -          -          -               -

Net loss                                               -          -            -            -          -          -    (18,360,921)
                                           -----------------------------------------------------------------------------------------
Balance, December 31, 2000                    13,635,581 $  272,711  $ 5,371,974   $(549,166)    683,750  $ 243,574  $ (26,388,687)
                                           =========================================================================================

________________________________________________________________________________
See accompanying notes to consolidated financial statements.                 F-5

                            CROWN ENERGY CORPORATION
                      Consolidated Statement of Cash Flows

                                                                         Years Ended December 31,
                                                                   2000           1999            1998
                                                            -----------------------------------------------
Cash flows from operating activities:
   Net loss                                                 $  (18,360,921) $  (3,053,516)  $  (1,112,967)

   Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
     Depreciation, depletion, and amortization                      903,864        746,674         235,374
     Provision for doubtful accounts receivable                   1,529,896         77,018          25,475
     Stock issued for services                                       43,750              -               -
     Impairment on investment in equity affiliate                 6,904,085              -               -
     Impairment on goodwill                                       3,625,848              -               -
     Equity in losses of unconsolidated joint venture,
       net of distributions to minority interest
       shareholders                                                 145,814        870,288         376,693
     Minority interest in losses of consolidated joint
       venture, net of distributions to minority interest
       shareholders                                                 126,286    (1,348,336)       (244,523)
     Other expenses paid through equity instruments                       -              -         589,381
     Changes in operating assets and liabilities
       (net of effect of acquisitions, see note 6) :
       Accounts receivable                                        2,237,169    (2,439,565)     (2,838,445)
       Inventory                                                  (237,021)      2,528,470       3,187,170
       Prepaid and other current assets                            (32,025)          3,789         138,045
       Related party receivable                                    (25,700)              -               -
       Other assets                                               (161,241)        136,021       (544,355)
       Accounts payable                                             184,971      (725,156)       1,847,872
       Accrued interest                                           1,999,140      1,836,305               -
       Accrued expenses                                           (166,510)        265,571         120,549
                                                            -----------------------------------------------
         Net cash (used in) provided by
         operating activities                                   (1,282,595)    (1,102,437)       1,780,269
                                                            -----------------------------------------------

Cash flows from investing activities:
   Purchase of property, plant, and equipment                     (729,477)    (2,898,940)       (904,277)
   Acquisition of Petro Source Asphalt Company                            -              -    (14,235,726)
   Acquisition of Rawlins Terminal                                        -      (266,571)               -
   Acquisition of Cowboy Terminal                                         -      (195,000)               -
   Investment in and advances to Crown Asphalt Ridge, LLC            64,377      (562,490)     (1,766,343)
                                                            -----------------------------------------------
         Net cash used in
         investing activities                                     (665,100)    (3,923,001)    (16,906,346)
                                                            -----------------------------------------------

Cash flows from financing activities:
   Proceeds from borrowings on working capital loan from
     related party                                                        -      6,000,001       8,935,221
   Proceeds from borrowings of long-term debt                             -              -       6,000,000
   Payments on long-term debt                                     (153,141)      (125,776)       (674,277)
   Sale of equity interest in subsidiary to a minority
     shareholder                                                          -        394,558       1,500,000
                                                            -----------------------------------------------
         Net cash (used in) provided by
         financing activities                                     (153,141)      6,268,783      15,760,944
                                                            -----------------------------------------------

Net (decrease) increase in cash and cash equivalents            (2,100,836)      1,243,345         634,867

Cash and cash equivalents at beginning of year                    4,978,977      3,735,632       3,100,765
                                                            -----------------------------------------------

Cash and cash equivalents at end of year                    $     2,878,141 $    4,978,977  $    3,735,632
                                                            ===============================================

Supplemental disclosure of cash flow information:
   Cash paid for interest                                   $       587,783 $      197,135  $      678,870
                                                            ===============================================

________________________________________________________________________________
See accompanying notes to consolidated financial statements.                 F-6

                            CROWN ENERGY CORPORATION
                      Consolidated Statement of Cash Flows
                                    Continued

Supplemental disclosure of noncash investing and financing activities:

For the year ended December 31, 2000:

       o      The Company issued debt of $264,750, in exchange for property

       o      The  Company  accrued  dividends  to  preferred   stockholders  of
              $400,000

       o The Company increased preferred stock and decreased additional paid-in capital for $56,604 related to preferred stock accretion.

For the year ended December 31, 1999:

       o The Company issued 317,069 shares of common stock totaling $467,433 as a dividend distribution to preferred stockholders and accrued dividends totaling $400,000 on the redeemable preferred stock.

       o The Company incurred long-term debt of $1,282,070 in connection with the acquisition of the Cowboy Terminal (see note 6).

       o The Company incurred long-term debt of $2,025,000 in connection with the acquisition of the Rawlins Terminal (see note 6).

       o The Company incurred long-term debt of $2,991,868 to fund its ongoing capital investment requirements in Crown Asphalt Ridge.

       o The Company increased preferred stock and decreased additional paid-in capital for $56,604 related to preferred stock accretion.

________________________________________________________________________________
See accompanying notes to consolidated financial statements.                 F-7

                            CROWN ENERGY CORPORATION
                      Consolidated Statement of Cash Flows
                                    Continued

During the fiscal year ended December 31, 1998:

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

       o The Company increased preferred stock and decreased additional paid-in capital for $56,604 related to preferred stock accretion.

________________________________________________________________________________
See accompanying notes to consolidated financial statements.                 F-8

                            CROWN ENERGY CORPORATION
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999, and 1998

1.   Organization        Crown  Energy  Corporation  (CEC) and its  wholly-owned
                         subsidiaries, Crown Asphalt Corporation (CAC) and Crown
                         Asphalt Products Company (CAPCO) (collectively referred to as the "Company"), are engaged in the mining, production, and selling of asphalt products. Prior to 1998, the Company was engaged in the production and selling of oil and gas from leases it operated in the state of Utah through its previously owned subsidiary, Gavilan Petroleum, Inc. (Gavilan). By December 31,
                         1997, the Company had divested itself of all oil and gas properties and related operations.

                         Majority-Owned Subsidiaries

                         CAPCO is the majority-owner of Crown Asphalt Distribution, LLC (Crown Distribution). Crown Distribution is a joint venture formed on July 2, 1998, between CAPCO and MCNIC Pipeline and Processing Company (MCNIC) for the purpose of acquiring certain assets of Petro Source Asphalt Company (Petro Source) (see note
                         6).

                         CAPCO owns 50.01% and MCNIC owns 49.99% of Crown Distribution. CAPCO is the general manager and operating agent of Crown Distribution. Because there is no agreement requiring the minority shareholder to guarantee the subsidiary's debt or a commitment to provide additional capital, other than working capital, all losses related to Crown Distribution (including MCNIC's 49.99% interest in the losses totaling $5,681,372 for the year 2000) are included in the Company's financial statements.

                         CAT LLC is a joint venture formed on June 16, 1998 between CAPCO and Foreland Asphalt Corporation (Foreland). CAT LLC owns an asphalt terminal and storage facility. On December 21, 1998, CAPCO assigned its interest in CAT LLC to Crown Distribution. Crown Distribution owns 66.67% and Foreland owns 33.33% of CAT LLC. Crown Asphalt Distribution II, LLC (CAD II) was formed in 1999 for the purpose of acquiring the Rawlins Terminal and two additional facilities which were never completed (see note 6). CAD II is a wholly owned subsidiary of CAPCO. In 2000 the assets and operations of the Rawlins Terminal have been fully integrated into CAPCO.

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

1.   Organization        Principles of Consolidation
     Continued           The  consolidated   financial  statements  include  the
                         accounts  of  the  Company  and  its  wholly-owned  and
                         majority-owned     subsidiaries.     All    significant
                         intercompany   transactions  have  been  eliminated  in
                         consolidation.

2.   Significant         Going Concern
     Accounting          The accompanying consolidated financial statements have
     Policies            been  prepared  assuming that the Company will continue
                         as a  going  concern.  As of  December  31,  2000,  the
                         Company  had  an   accumulated   deficit  and  has  had
                         substantial    recurring   losses.   The   consolidated
                         operations  of  the  Company  have  not  had  sustained
                         profitability  and the  Company  has  relied  upon debt
                         financing to satisfy its  obligations.  As described in
                         note 8, the  Company  also has  significant  litigation
                         which  could  result  in the  Company  being  unable to
                         sustain   profitability  or  obtain  financing.   These
                         conditions raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                         The Company's ability to continue as a going concern is subject to the attainment of profitable operations or obtaining necessary funding from outside sources. Management's plan with respect to this uncertainty include inventory purchase strategies, evaluating new products and markets, increasing sales volume, improving profit margins, and minimizing overhead and other costs. However, there can be no assurance that management will be successful.

                         Cash and Cash Equivalents

                         For the purposes of the statements of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

                         Inventory

                         Inventory consists principally of refined products and chemical supplies which are valued at the lower of cost (computed on a first-in, first-out basis) or market.

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

2.   Significant         Property, Plant, and Equipment
     Accounting          Property, plant, and equipment are recorded at cost and
     Policies            are depreciated  over the estimated useful lives of the
     Continued           related  assets.  Depreciation  is  computed  using the
                         straight-line  method for financial reporting purposes.
                         The estimated useful lives of property, plant, and equipment are as follows:

                         Plant and improvements                  10-30 years
                         Tankage                                    25 years
                         Equipment                                   7 years
                         Computer equipment, furniture,
                           and fixtures                              3 years

                         Investment in and Advances to Equity Affiliate

                         The Company's investment in Crown Asphalt Ridge LLC (Crown Ridge) is accounted for using the equity method (see notes 4 and 5). Accordingly, the Company's investment is recorded at cost and adjusted by the Company's share of undistributed earnings and losses. Due to the circumstances discussed in note 4, an impairment of the Company's investment in Crown Ridge was recorded during the year ended December 31, 2000.

                         Revenue Recognition

                         Revenues are recognized when the related product is shipped.

                         Income Taxes

                         Income taxes are determined using the asset and liability method, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using estimated tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized only if it is more likely than not that the asset will be realized in future years.

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

2.   Significant         Concentration of Credit Risk
     Accounting          Financial  instruments  which  potentially  subject the
     Policies            Company  to   concentration   of  credit  risk  consist
     Continued           primarily  of  receivables.  In the  normal  course  of
                         business,  the  Company  provides  credit  terms to its
                         customers.  Accordingly,  the Company  performs ongoing
                         credit  evaluations  of  its  customers  and  maintains
                         allowances  for possible  losses which,  when realized,
                         have   been   within   the   range   of    management's
                         expectations.

                         The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

                         Loss Per Common Share

                         The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each year.

                         The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options outstanding, using the treasury stock method and the average market price per share during the year. Options and warrants to purchase 3,463,148 shares, 2,911,898 shares, and 2,149,698 shares of common stock at prices ranging from $.10 to $2.50 per share were outstanding at December 31, 2000, 1999, and 1998, respectively, but were not included in the diluted earnings (loss) per share calculation because the effect would have been antidilutive.

                         Use of Estimates in Preparing Financial Statements

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

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

2.   Significant         Long-Lived Assets
     Accounting
     Policies            The Company  evaluates the carrying  value of long-term
     Continued           assets  including  intangibles  based  on  current  and
                         anticipated  undiscounted  cash  flows  and  recognizes
                         impairment  when such cash  flows will be less than the
                         carrying   values.   Measurement   of  the   amount  of
                         impairments, if any, is based upon the difference between carrying value and fair value.

                         Goodwill and Intangible Assets

                         The Company has recorded the amount paid in excess of the fair value of net tangible assets acquired at the date of acquisition as goodwill. Goodwill is amortized using the straight-line method over 20 years. Other intangible assets consist of a noncompetition agreement that is being amortized over its five-year term using the straight-line method.

                         Asphalt Demerits

                         Crown's subsidiary, CAPCO, blends asphalt for sale to contractors and state agencies. The asphalt sold must meet certain specifications for a particular application. If the asphalt sold does not meet these specifications, for whatever reason, the asphalt supplier may be held liable for possible damages (asphalt demerits) therefrom. Management believes that the Company's product liability insurance would cover any significant damages.

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

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

2.   Significant         Recent Accounting Pronouncements
     Accounting          FASB  Statement  No. 133, as amended by Statement  Nos.
     Policies            137 and 138, is effective for the Company as of January
     Continued           1, 2001.  Statement No. 133 establishes  accounting and
                         reporting   standards   for   derivative   instruments,
                         including certain  derivative  instruments  embedded in
                         other  contracts,  and  for  hedging  activities.   The
                         Statement  requires  that  the  Company  recognize  all
                         derivatives  on the balance  sheet at fair  value.  The
                         accounting   for   changes  in  the  fair  value  of  a
                         derivative   depends  on  the   intended   use  of  the
                         derivative and the resulting designation. Adoption of SFAS 133 did not result in a material effect on the Company's financial statements.

                         Stock-Based Compensation

                         The Company has elected to continue to apply Accounting Principles Board (APB) Opinion 25 (as permitted by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION). The appropriate disclosures required by SFAS No. 123 are included in note 12.

                         Change in Accounting Principle

                         In 1998,  the  Company  adopted  Statement  of Position
                         (SOP) No. 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES, which requires costs of start-up activities to be expensed as incurred. The effect on 1998 of adopting SOP No. 98-5 resulted in additional expenses of $204,218. The cumulative effect on years prior to 1998 of the accounting totaled $615,323 and relates to the following activities:

                         Start-up costs expensed by the Company      $  503,493
                         Equity in start-up costs of Crown              111,830
                         Total cumulative effect on change in        ----------
                           accounting principal                      $  615,323
                                                                     ==========
                         Reclassification

                         Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform with classifications adopted in the current year.

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued


3.   Property,           The  following  is a summary of  property,  plant,  and
     Plant and           equipment as of December 31:
     Equipment

                                                                     2000                   1999
                                                              ---------------        ---------------
                         Land                                 $     1,000,000        $     1,000,000

                         Plant and improvements                     1,277,018                440,406

                         Equipment                                  2,640,438              1,984,605

                         Computer equipment,
                             furniture, and fixtures                  348,098                319,662

                         Tankage                                    5,553,780              5,524,572

                         Construction in progress                           -                555,862

                         Total property, plant, and equipment
                          Less accumulated depreciation            10,819,334              9,825,107
                                                                   (1,158,160)              (587,372)
                                                              ---------------        ---------------
                         Total                                $     9,661,174        $     9,237,735
                                                              ===============        ===============

4.   Investments         In August 1997,  the Company,  through its wholly owned
     In and              subsidiary,  CAC,  entered  into a joint  venture  with
     Advances to         MCNIC   for  the   purpose   of   developing,   mining,
     an Equity           processing,  and marketing  asphalt,  performance grade
     Affiliate           asphalt, diesel fuel, hydrocarbons, bitumen, asphaltum,
                         minerals,   mineral  resources,   and  other  oil  sand
                         products.  The joint venture  resulted in the formation
                         of Crown Ridge,  which is a development  stage company.
                         During the year ended  December,  31, 1997, the Company
                         contributed  cash of $433,219  and the right to its oil
                         sand properties and a license  agreement,  which allows
                         the  Company to use  certain  patented  oil  extraction
                         technology  and oil sand property  leases,  with a book
                         value of $2,715,428 to Crown Ridge. This technology was
                         recorded at $500,001  by Crown  Ridge.  During the year
                         ended   December   31,  2000  and  1999,   the  Company
                         contributed $0 and $4,013,318,  respectively,  to Crown
                         Ridge. MCNIC and the Company initially own interests of
                         75% and 25%, respectively, in the profits and losses of
                         Crown  Ridge.   Once  operations  of  Crown  Ridge  are
                         generating   sufficient  cash  flows  to  pay  specific
                         returns, as defined, to MCNIC then CAC's interest in Crown Ridge will increase to 50%.

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

4.   Investments         Crown  Ridge  has  experienced   certain   difficulties
     In and              relating  to its  production  plant.  Crown  Ridge  has
     Advances to         conducted extensive research and engineering to develop
     an Equity           a solution to these  difficulties which was tested in a
     Affiliate           pilot study during 2000. The results of the pilot study
     Continued           are   being   evaluated   to   determine   if   certain
                         modifications or retrofit of the plant are technically and economically viable. Certain modifications to the Facility will be required, provided financing for the modifications is available and contributed to Crown
                         Ridge.

                         During the year ended December 31, 2000, the Company evaluated the carrying value of its investments in and advances to Crown Ridge. The evaluation has been complicated by the fact that the Company's joint venture partner has effectively taken control of Crown Ridge and has not shared information relative to its activities pertaining to Crown Ridge, including financial information and feasibility studies relative to the Asphalt Ridge Project. In addition, the Company and MCNIC are in litigation relative to significant claims involving the joint venture and other matters. The Company is vigorously pursuing its claims and a final arbitration trial is now set to commence on July 23, 2001. Based on the lack of a firm business plan for the Asphalt Ridge Project at this time, the Company determined that its investment in and advances to Crown Ridge were potentially impaired. Accordingly, an aggregate non-cash expense for the impairment or $6,904,085 was recorded.

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

4.   Investments         Net  investments  in and  advances  to Crown  Ridge are
     In and              summarized as follows:
     Advances to
     an Equity
     Affiliate
     Continued
                                                                                           2000                      1999
                                                                                     ---------------         ---------------
                         The Company's equity in net assets                          $     4,878,264         $     4,977,648

                         Excess of investment  over the Company's  equity in net
                         assets  totaling  $60,644 and $60,645 in 2000 and 1999,
                         respectively                                                      2,025,640               2,086,284

                         (Payments from) advances to affiliate                                   181                 110,988

                         Impairment on investment in equity affiliate                     (6,904,085)                      -

                         Total investment in and advances to
                           an equity affiliate                                       $             -         $     7,174,920
                                                                                     ===============         ===============
                         The Company's investment in and advances to Crown Ridge
                         as of December 31, 1999, accounted for greater than 20%
                         of  the  Company's  total  assets.   Accordingly,   the
                         following summarized separate financial  information of
                         Crown  Ridge  at  December  31,  1999 is  disclosed  as
                         follows:

                                                                                           1999
                                                                                     ---------------
                         Assets                                                      $    21,160,839
                         Liabilities                                                       1,130,890
                         Equity                                                           20,029,949
                         Revenues                                                                  -
                         Net loss                                                         (3,481,152)
5.   Losses              The Company's 24% equity in net loss plus  amortization
     From Equity         of excess of investment  over the  Company's  equity in
     Affiliate           net assets is reported in the accompanying consolidated
                         statement of operations as follows:
                                                                      2000             1999           1998
                                                                   ----------        ----------     ----------
                         Equity in losses of unconsolidated
                           equity affiliate                        $ (145,814)       $ (870,288)    $ (264,863)

                         Cumulative effect of change in
                           accounting principal                             -                 -       (111,830)

                        Amortization of excess investment
                           included in general and
                           administrative expense                     (60,644)          (60,645)             -
                                                                   ----------        ----------     ----------
                         Total                                     $ (206,458)       $ (930,933)    $ (376,693)

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

5.   Losses              Crown Ridge may have  recorded  certain  expenses,  the
     From Equity         majority of which relate to the pilot project conducted
     Affiliate           at  the  Asphalt  Ridge  facility,   that  the  Company
     Continued           believes were not approved by the Management  Committee
                         of Crown  Ridge  and thus are not  considered  expenses
                         related to the Company's portion of Crown Ridge. MCNIC,
                         the majority interest owner and current acting operator
                         of Crown  Ridge,  has been  unwilling  to  provide  the
                         Company with sufficient  financial  information through
                         December  31,  2000.  Consequently,   the  Company  has
                         prepared estimates to record its share of approved expenses.

6.   Acquisitions        Acquisition of Cowboy Terminal
                         On  January  9, 1999,  CAT LLC  acquired a  controlling
                         interest in the Cowboy  Terminal  for a total  purchase
                         price of $1,973,511.  CAT LLC paid cash deposits on the
                         purchase  price  totaling  $496,441  during 1998,  paid
                         $195,000 in cash at closing, and executed and delivered
                         a promissory  note in the amount of $1,282,070 in 1999.
                         The assets  acquired were  recorded at their  estimated
                         fair values at the date of acquisition  and the results
                         of   operations   are  included  in  the   accompanying
                         consolidated statement of operations from the date of acquisition. The acquisition was accounted for as a purchase. The preliminary purchase price was allocated entirely to property and equipment.

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

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

6.   Acquisitions        Acquisition of Cowboy Terminal - Continued
     Continued           The CAT LLC Operating  Agreement also  obligates  Crown
                         Distribution  and Foreland to make  additional  capital
                         contributions   in   proportion   to  their   ownership
                         percentages in order to fund any additional amounts required for CAT LLC to fulfill its obligations under the purchase contract for the Cowboy Terminal Assets, for environmental management and containment costs, expenses for operations, or the construction of certain approved capital improvements to the Cowboy Terminal.
                         None of the foregoing additional contributions will result in an increase in the number of units or percentage interests held by Crown Distribution or Foreland.

                         CAT LLC is managed by CAPCO. CAPCO has authority to conduct the day-to-day business and affairs of CAT LLC. However, certain matters, considered to be protective rights, must be approved by members holding 75% or more of the outstanding units of CAT LLC. CAPCO is not compensated for its services as manager.

                         Rawlins Asphalt Terminal
                         On May 12, 1999, the Company acquired the Rawlins Asphalt Terminal and inventory for $2,291,571 from S&L Industrial (S&L). The purchase price consists of the Company assuming S&L's debt of approximately $1,800,000, entering into a note payable to S&L for $225,000, and a cash payment of $266,571. The acquisition was accounted for as a purchase. The assets acquired were recorded at their estimated fair values at the date of acquisition and the results of operations are included in the consolidated statements of operations from the date of acquisition. The preliminary purchase price was allocated $1,770,200 to property, plant, an equipment, $216,571 to inventory, and $304,800 to goodwill.

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

6.   Acquisitions        Petro Source Asphalt Company
     Continued           On  July  2,  1998,  Crown  Distribution  acquired  the
                         inventory  and assets of Petro Source  Asphalt  Company
                         (Petro Source) for  $14,235,726.  The  acquisition  was
                         accounted for as a purchase.  The assets  acquired were
                         recorded at their  estimated fair values at the date of
                         acquisition  and the results of operations are included
                         in  the   accompanying   consolidated   statements   of
                         operations from the date of acquisition. In conjunction
                         with the acquisition,  the Company recorded goodwill of
                         $4,143,827.  Due to circumstances  described in note 7,
                         the  remaining   goodwill  balance  of  $3,625,848  was
                         impaired and written off as of December 31, 2000. The assets acquired relate to the refining, production, and distribution of asphalt products. The sale of the equity interest of $1.5 million as reported in the consolidated statement of cash flows represents MCNIC's contribution toward the purchase of their interest in Crown Distribution.

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

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

7.   Intangibles         Intangible assets consist of the following:


                                                           December 31,
                                                       2000             1999
                                                    -----------     -----------
                         Goodwill                   $   304,800     $ 4,448,627
                         Non-compete agreement          250,000         250,000

                         Accumulated amortization      (150,400)       (395,947)
                                                    -----------     -----------
                                                    $   404,400     $ 4,302,680
                                                    ===========     ===========

                         At December 31, 2000, the Company re-assessed the recoverability of goodwill associated with the Petro Source acquisition (see note 6). Due to litigation with MCNIC, the Company has been unable to secure financing needed to build up inventory at favorable prices. This lack of funding and the ongoing dispute with MCNIC has resulted in losses from operations in 1999 and 2000. Because of these circumstances the Company could not estimate the full carrying value which could be recovered through undiscounted future cash flows from products generated from related assets. Accordingly, an impairment of $3,625,848 has been recognized in the statement of operations for the year ended December 31, 2000.

8.   Litigation and      Pursuant to the Crown Distribution operating Agreement,
     Borrowings          Management believes, MCNIC elected to provide a working
     From Related        capital revolving line of credit to Crown  Distribution
     Party               in  lieu  of the  Company  completing  a line  with  an
                         outside third party financial  institution.  As of both
                         December 31, 2000 and 1999,  this working  capital line
                         from MCNIC had a balance  of  $14,935,222  and  accrues
                         interest at 8%. Management of the Company has indicated
                         that MCNIC believes the borrowing is a working  capital
                         loan.  Through  the period  ended  December  31,  2000,
                         $2,356,711 in interest had been  accrued.  This line is
                         repaid   solely   out  of  the  cash  flow  from  Crown
                         distribution.

                         Presently the foregoing together with all disputes between the Company and MCNIC have been submitted to binding arbitration.

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

8.   Litigation and      Crown  Distribution has received a notice of default of
     Borrowings          a working  capital loan from MCNIC made in  conjunction
     From Related        with the Petro Source asset  acquisition.  The line was
     Party               used to extinguish this working  capital loan.  Further
                         MCNIC has filed a complaint seeking, among other things, repayment of the working capital loan Continued plus all interest accrued thereon. The Company has answered MCNIC's suit and filed counterclaims and an additional action of its own relating to MCNIC's actions with regard to the Company and its ventures with it (see note 15).

9.   Long-term           Long-term debt  principally  due related party consists
     Debt                of the following at December 31:

                                                                                       2000              1999
                                                                                    -----------      -----------
                         Preferential  debt with MCNIC,  interest  at 15%,  with
                         annual principal and interest installments equal to 50%
                         of  the  net  cash   flows   (as   defined)   of  Crown
                         Distribution. This debt is secured by all of the assets
                         of Crown Distribution.  Total amount is included in the
                         thereafter  portion of the debt maturity schedule below
                         due to uncertainty of payment terms                        $ 5,325,723      $ 5,325,723

                         Note payable to unrelated  third party with interest at
                         9%, payable in 84 equal monthly  principal and interest
                         installments of $20,627,  maturing January 1, 2006. The
                         debt  is  secured  by  assets  at the  Cowboy  Terminal
                         Facility.                                                    1,006,764        1,156,294

                         Note payable with MCNIC with  interest at prime plus 1%
                         (10.5% at December 31, 2000). Monthly interest payments
                         of  $20,756   through   August  2001,   with  quarterly
                         adjustments for interest rate fluctuations.  Commencing
                         August  2001,  CAC  will  make  monthly  principal  and
                         interest payments until the debt matures July 2014. The
                         debt is secured by CAC's  proportional  increase in its
                         interest  in  Crown  Ridge   resulting  from  the  loan
                         proceeds.                                                    2,991,868        2,991,868

                         Note payable  with  interest at prime plus 1% (10.5% at
                         December 31, 2000) to a bank. Monthly interest payments
                         of $13,600 through May 2001, with quarterly adjustments
                         for interest rate  fluctuations.  Commencing  May 2001,
                         CAPCO will make monthly principal and interest payments
                         until the debt matures in May 2014. The debt is secured
                         by assets at Rawlins Terminal.                               1,798,788        1,800,000

                         Deferred purchase price on Rawlins Terminal acquisition
                         (see note 6) with  interest  at the LIBOR rate (6.6% at
                         December  31,  2000).   The  debt  is  due  in  monthly
                         installments  through  February  2010. Due to a dispute
                         over certain environmental  remediation associated with
                         the Rawlins  Terminal  this amount has been included in
                         the thereafter portion of the debt maturities  schedule
                         below due to the uncertainty of payments                       225,000          225,000


                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

9.   Long-term           Deferred  purchase price on the Cowboy Asphalt Terminal
     Debt                acquisition with interest at 8% per year over a 10-year
     Continued           term, with the principal and interest  payments made to
                         a company in monthly  installments of $3,212.  The debt
                         matures in November  2010.  Debt is secured by property
                         and equipment                                                  262,351                -
                                                                                    -----------      -----------
                         Total                                                       11,610,494       11,498,885

                         Less estimated current portion                                (273,633)        (166,204)

                         Long-term portion                                          $11,336,861      $11,332,681
                                                                                    ===========      ===========

                         The schedule maturities of long-term debt at December 31, 2000 are as follows:

                         Year Ending December 31:
                                  2001                          $     273,633
                                  2002                                404,224
                                  2003                                442,938
                                  2004                                485,487
                                  2005                                532,130
                                  Thereafter                        9,472,082
                                                                -------------
                         Total                                  $  11,610,494
                                                                =============

10.  Redeemable          Redeemable  preferred  stock consists of 500,000 issued
     Preferred           and outstanding Series A cumulative  convertible shares
     Stock               with a par value of $.005 and a stated value of $10.00.
                         The  Company  has   authorized   1,000,000   shares  of
                         preferred stock.  The original  estimated fair value of
                         the  outstanding   shares  is  $4,716,981  with  annual
                         accretion of $56,604 for the years ended December 31, 2000, 1999 and 1998 toward the stated and liquidation value of $5,000,000. At December 31, 2000 and 1999 the redeemable preferred stock had a balance of $4,896,227 and $4,839,623.

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

10.  Redeemable          The Company is authorized to issue 1,000,000  preferred
     Preferred           shares, par value $.005 per share. On November 4, 1997,
     Stock               the Company completed the sale of 500,000 shares of its
     Continued           Series  A  Cumulative   Convertible   Preferred   Stock
                         ("Series A  Preferred")  pursuant  to a stock  purchase
                         agreement  dated  September  25, 1997 for an  aggregate
                         sales  price of  $5,000,000.  Each  share  of  Series A
                         Preferred is  convertible  at the option of its holder,
                         at any time,  into 8.57  shares of common  stock of the
                         Company.  At the date of the issuance of the  preferred
                         stock, the embedded  conversion price was $1.17 and the
                         estimated  fair  value of the  common  stock was $1.03.
                         Dividends accrue on the outstanding  Series A Preferred
                         at the rate of 8% per annum and may be  declared by the
                         Company and paid through  cash or common  shares of the
                         Company  at the  option of the  holder.  Subject to the
                         holder's  right to convert the Series A Preferred,  the
                         Company may redeem the Series A  Preferred  at any time
                         from the date on which it is issued at a percentage  of
                         the Series A Preferred's stated value of $10 per share;
                         130%  of  stated  value  if  redemption  occurs  within
                         thirty-six  months  of the  date of  issuance,  115% of
                         stated value if redemption  occurs  between  thirty-six
                         and forty-eight months after the date of issuance, 110%
                         of   stated   value  if   redemption   occurs   between
                         forty-eight   and  sixty   months  after  the  date  of
                         issuance, and 100% if redemption occurs thereafter. The
                         holder of the Series A Preferred  may also  require the
                         Company  to redeem  the  Series A  Preferred  after the
                         eighth   anniversary   of  the  Series  A   Preferred's
                         issuance.  The holders of the Series A Preferred  shall
                         have the right, but shall not be obligated,  to appoint
                         20% of the Company's  Board of  Directors.  The Company
                         may not alter the rights and  preferences of the Series
                         A Preferred,  authorize any security having liquidation
                         preference,   redemption,  voting  or  dividend  rights
                         senior to the Series A  Preferred,  increase the number
                         of Series A Preferred,  reclassify  its  securities  or
                         enter  into  specified   extraordinary  events  without
                         obtaining  written consent or an affirmative vote of at
                         least 75% of the holders of the  outstanding  shares of
                         the Series A Preferred  stock. All voting rights of the
                         Series A  Preferred  expire  upon the  issuance  by the
                         Company of its notice to redeem such shares. The shares
                         of common stock issuable upon  conversion of the Series
                         A Preferred are subject to adjustment upon the issuance
                         of  additional  shares of the  Company's  common  stock
                         resulting from stock splits, share dividends, and other
                         similar   events  as  well  as  upon  the  issuance  of
                         additional shares or options which are issued in connection with the Company's equity investment (see note 4) or as compensation to any employee, director, consultant, or other service provider of the Company or any subsidiary, other than options to acquire up to 5% of the Company's common stock at or less than fair market value.

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

11.  Leases              The Company leases certain premises and equipment under
                         operating leases. Approximate future minimum lease payments under non-cancellable operating leases as of December 31, 2000 are as follows:

                         Year Ending December 31:
                                  2001                    $     1,046,000
                                  2002                          1,107,000
                                  2003                          1,098,000
                                  2004                            677,000
                                  2005                             64,000
                                  Thereafter                       28,000
                                                          ---------------
                         Total                            $     4,020,000
                                                          ===============

                         Lease  expense for the years ended  December  31, 2000,
                         1999  and  1998,  totaled  $1,128,687,   $762,251,  and
                         $899,452, respectively.

12.  Stock               Stock Options
     Options and         The Company has a stock option plan for  directors  and
     Warrants            salaried employees.  Options are granted at a price not
                         less than the fair market value on the date of grant, become exercisable between one to four years following the date of grant, and generally expire in ten years.
                         Fair market value is determined based on quoted market prices.

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

12.  Stock               A summary of the stock option and warrant  activity for
     Options and         fiscal years 2000, 1999, and 1998 is as follows:
     Warrants
     Continued                                                           Options                        Warrants
                                                                 ---------------------------     ---------------------------
                                                                                Weighted                         Weighted
                                                                 Number         Average           Number         Average
                                                                 of             Exercise          of             Exercise
                                                                 Shares         Price             Shares         Price
                         Outstanding at January 1, 1998           2,294,444      $ 0.82            283,750        $ 0.84
                              Granted                               117,800        1.50            400,000          1.94
                              Exercised                            (946,296)       0.58                  -
                              Forfeited                                   -

                          Outstanding December 31, 1998           1,465,948        1.00            683,750          1.48
                              Granted                               775,000        0.62                  -
                              Exercised                                   -           -                  -
                              Forfeited                             (12,800)       1.50                  -

                        Outstanding at December 31, 1999          2,228,148        0.88            683,750          1.48
                              Granted                             1,040,000        0.13                  -
                              Cancelled                            (208,750)       0.78                  -
                              Forfeited                            (280,000)       1.05                  -
                                                                  ---------      ------            -------        ------
                        Outstanding at December 31, 2000          2,779,398      $ 0.59            683,750        $ 1.48
                                                                  =========      ======            =======        ======
                         When  accounting  for the issuance of stock options and
                         warrants financial accounting standards allows entities
                         the choice  between  adopting a fair value method or an
                         intrinsic value method with footnote disclosures of the
                         pro forma  effects  if the fair  value  method had been
                         adopted. The Company has opted for the latter approach.
                         Had the Company's  options and warrants been determined
                         based  on  the  fair  value  method,   the  results  of
                         operations  would  have been  reduced  to the pro forma
                         amounts indicated below:

                                                                            Years Ended December 31,
                                                                     2000              1999             1998
                         Net loss - as reported                  $ 18,360,921      $ 3,053,516      $ 1,112,967

                         Net loss - pro forma                    $ 18,483,982      $ 3,478,954      $ 1,521,872
                         Diluted income (loss) per share -
                           as reported                           $      (1.36)     $      (.26)     $      (.12)
                         Diluted loss per share - pro forma      $      (1.37)     $      (.29)     $      (.15)
                                                                 ============      ===========      ===========

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

12.  Stock               The fair value of each option grant is estimated on the
     Options and         date of grant using the  Black-Scholes  option  pricing
     Warrants            model with the following assumptions:
     Continued
                                                                       Years Ended December 31,
                                                                   2000         1999          1998
                                                               ---------------------------------------
                         Expected dividend yield               $       -    $        -     $        -
                         Expected stock price volatility             73%           76%           111%
                         Risk-free interest rate                   5.75%         5.50%          5.80%
                         Expected life of options                4 years     1.5 years      1.5 years
                                                               ======================================

                         The weighted average fair value of options and warrants granted during 2000, 1999, and 1998 are $.10, $.43 and
                         $.93, respectively.

                         The following table summarizes information about stock options and warrants outstanding at December 31, 2000:

                 Outstanding                                        Exercisable
                                    Weighted
                                    Average           Weighted                       Weighted
Range of                            Remaining         Average                        Average
Exercisable      Number             Contractual       Exercise       Number          Exercise
Prices           Outstanding        Life (Years)      Price          Exercisable     Price
$ .10 - .13       1,540,000            8.86            $ 0.12          560,000         $ 0.12
$ .38 - 1.13      1,448,148            4.48            $ 0.60        1,048,148         $ 0.68
$ 1.50 - 2.50       475,000            2.33            $ 1.87          475,000         $ 1.87
$ .08 to 9.88     3,463,148            6.13            $ 0.56        2,083,148         $ 0.80

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

12.  Stock               Common Stock Warrant
     Options and         In conjunction with the issuance of the preferred stock
     Warrants            described  in note 10, the Company  issued a warrant to
     Continued           the holders of the preferred  stock.  The fair value of
                         the warrant at the date of issuance was estimated to be
                         $283,019 and
                         was  recorded to  additional  paid-in  capital and as a
                         reduction to the stated value of the  preferred  stock.
                         The reduction in preferred stock is being accreted over
                         the  five-year  period from the date of issuance to the
                         earliest  exercise date of the warrant.  Upon the fifth
                         anniversary of the issuance of the preferred stock, the
                         warrant becomes  exercisable,  at $.002 per share, into
                         the number of common shares of the Company equal to (a)
                         [$5,000,000   plus  the  product  of  (i)   ($5,000,000
                         multiplied  by  (ii)  39%  (internal  rate  of  return)
                         multiplied  by (iii) 5 years]  (14,750,000),  minus (b)
                         the sum of (i) all  dividends  and other  distributions
                         paid by the  Company on the  preferred  stock or on the
                         common stock received upon  conversion of the preferred
                         stock plus (ii) the  greater of the  proceeds  from the
                         sale of any common  stock  received  by the holder upon
                         the  conversion  of the  preferred  stock  prior to the
                         fifth  anniversary  date  or  the  terminal  value  (as
                         defined  below) of such  common  stock sold  before the
                         fifth  anniversary plus (iii) the terminal value of the
                         preferred   stock  and  common  stock   received   upon
                         conversion of the preferred stock then held, divided by
                         (c) the fair market value of the Company's common stock
                         on a weighted average basis for the 90 days immediately
                         preceding the fifth anniversary date of the issuance of
                         the preferred  stock.  Terminal value is defined as the
                         sum of (i) the  shares of common  stock  into which the
                         preferred  stock  then held is  convertible,  plus (ii)
                         shares of common  stock  received  upon  conversion  of
                         preferred stock, multiplied by the fair market value of
                         the Company's  common stock on a weighted average basis
                         for  the  90  days  immediately   preceding  the  fifth
                         anniversary date of the issuance of the preferred stock. The warrants will expire in 2007.

                         Conversion of Preferred Dividends to Common Stock
                         On January 27, 1999, the Company issued 317,069 shares of common stock to its preferred stockholders as payment in full of preferred stock dividends payable totaling $467,433.

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

13.  Income Taxes        The  components  of income  tax  benefit  for the years
                         ended December 31 are summarized as follows:

                                           2000         1999        1998
                                        ------------------------------------
                         Current        $     -     $     -     $       -

                         Deferred:
                           Federal            -           -             -
                           State              -           -             -
                                        ------------------------------------
                                              -           -             -
                         Total          $     -     $     -     $       -
                                        ====================================

                         Income tax expense (benefit) differed from amounts computed by applying the federal statutory rate to pretax loss as follows:

                                                                                         Years Ended December 31,
                                                                                          2000         1999         1998
                                                                                     ------------  ------------  ---------
                         Loss  before  income  taxes  and  minority  interest  -
                         computed tax at the expected  federal  statutory  rate,
                         34%                                                         $ (6,332,000) $ (1,496,000) $ (67,000)

                         State income taxes, net of federal income tax benefits          (461,000)      (92,000)   (15,000)
                         Minority interest                                              1,918,000       458,000   (102,000)
                         Expiration of net operating losses                                38,000        42,000     31,000
                         Other                                                              4,000        54,000     (5,000)
                         Change in valuation reserve                                    4,833,000     1,034,000    386,000
                         Change in valuation reserve related to
                           cumulative effect of a change in
                           accounting principle                                                 -             -   (228,000)
                                                                                     -------------------------------------
                         Total income tax benefit                                    $          -  $          -  $       -
                                                                                     =====================================

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

13.  Income Taxes        Deferred tax assets  (liabilities) are comprised of the
     Continued           following:

                                                                               December 31,
                                                                            2000            1999
                                                                         -----------     -----------
                         Net operating loss carryforwards                $ 3,342,000     $ 2,054,000
                         Impairment of investment in equity affiliate      2,555,000               -
                         Impairment of goodwill                              671,000               -
                         Allowance for doubtful accounts                     817,000          16,000
                         Start-up costs                                       99,000         186,000
                         Capital loss carryforwards                          203,000         203,000
                         Differences between tax basis and
                          financial reporting basis of investment
                          in equity affiliate                                439,000         439,000
                         Amortization of goodwill                            (36,000)        (10,000)
                         Depreciation                                       (573,000)       (138,000)
                         Other                                                54,000         (12,000)
                         Valuation allowance                              (7,571,000)     (2,738,000)
                                                                         -----------     -----------
                                                                         $         -     $         -
                                                                         ===========     ===========

                         The Company has available at December 31, 2000, unused tax operating loss carryforwards of approximately $9,000,000 which may be applied against future taxable income and expire in varying amounts through 2012. The Company also has unused capital loss carryforwards of approximately $550,000 which may be applied against future taxable income and expire in 2002.

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

14.  Related Party       The  Company  has  an  employment   agreement  (amended
     Transactions        November  1,  1999)  with a  director  who is  also  an
     not                 officer  of  the  Company.   The  employment  agreement
     Otherwise           expires  December 31, 2003.  The  agreement  includes a
     Disclosed           base salary of $150,000 subject to various increases as
                         of  November 1 of each year  provided  that the Company
                         achieves  positive  cash flows from  operations  before
                         interest,    debt   service,    taxes,    depreciation,
                         amortization,  extraordinary,  and non-recurring  items
                         and  dividends.  In  addition to the base  salary,  the
                         director is entitled to receive a bonus for each fiscal
                         year of the agreement  provided certain earnings levels
                         are obtained or the  underlying  price of the Company's
                         stock increases to determined levels subject to certain
                         limitations.  In addition to the bonuses,  the director
                         and officer  was granted an option to purchase  450,000
                         shares of the Company's common stock at an exercise price of $.125 per share in 1997. With the amended agreement, the director and officer was granted an option to purchase an additional 450,000 shares of the Company's common stock at an exercise price based on the average fair market price of the Company's common stock for the three months immediately preceding and following the options grant date. The option exercise price approximated the average fair market value of the Company's common stock at the date of grant. The options vest over a three year period commencing on May
                         1, 2001, subject to accelerated vesting should the Company's common stock market price exceed certain defined levels.

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

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

14.  Related Party       During 1998, 946,296 options were exercised by officers
     Transactions        of the Company  through a 8% common stock  subscription
     not                 receivable  in the amount of $549,166.  The  respective
     Otherwise           receivable  has been reflected as a reduction in common
     Disclosed           stockholders'  equity (deficit).  In addition,  in 1999
     Continued           these officers  borrowed  approximately  $25,000 to pay
                         the income taxes related to the option exercised.

                         Pursuant to the operating agreement of Crown Distribution, the Company receives monthly payments of $5,000 and $10,000 for management services and overhead charges, respectively. Pursuant to the operating agreement of Crown Ridge, while operator of Crown Ridge the Company received monthly payments of $3,000 and $10,000 for management services and overhead charges, respectively. The Company eliminates the portion of such payments which relate to its ownership percentages in consolidation.

15.  Commitments         Litigation
     and                 On May 21, 1998,  Road Runner Oil, Inc. ("Road Runner")
     Contingencies       and Gavilan Petroleum, Inc. ("Gavilan") filed an action
                         in the Third Judicial District Court, Salt Lake County,
                         State  of  Utah,  as  Civil #  98-0905064  against  the
                         Company and its  President.  The action  relates to the
                         purchase by Road Runner of 100% of the stock of Gavilan
                         in 1997,  and generally  seeks to (i) obtain  corporate
                         records of Gavilan in the Company's possession relating
                         to the amount of oil and gas royalties potentially owed
                         to  third  parties  prior to the  aforementioned  stock
                         sale,  and (ii) to  determine  the amount of  royalties
                         owed. The action further alleges, on behalf of Gavilan,
                         claims  of  breach  of  fiduciary  duty,   professional
                         negligence  and  mismanagement  against  the  Company's
                         President  for  alleged   mismanagement   of  Gavilan's
                         affairs.   The  Plaintiffs   seek   injunctive   relief
                         requiring   the   tendering   by  the  Company  of  the
                         referenced records and such damages as may be proven at trial. The Company believes that the Plaintiff's claims are groundless and that it is entitled to payment of the $75,000, plus accrued interest, still owed by Road
                         Runner as part of the purchase price for Gavilan. In addition, since the action was filed, the Company has tendered the corporate records to the Plaintiffs. On
                         March 8, 2000, the Company filed an answer denying liability and filed a counterclaim against Road Runner and Gavilan for breach of contract and declaratory judgment. The Company is not certain as to whether or not the outstanding balance under the promissory note is collectible by the Company.

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

15.  Commitments         On July 12, 1999,  Morrison Knudsen  Corporation ("MK")
     and                 filed  a  Complaint  in the  Eighth  Judicial  District
     Contingencies       Court, Uintah County, State of Utah, alleging that CAC,
     Continued           as operator of Crown  Ridge,  had breached an agreement
                         whereby MK would provide  certain  mining  services for
                         the Crown Ridge  Facility in Uintah  County,  Utah (the
                         "Project").  Judgment  in  favor of MK was  entered  on
                         January   30,   2001  in  the   principal   amount   of
                         $303,873.39,  $49,062.33 of  pre-judgment  interest and
                         $2,033.14 of costs, which totals $354,968.86.  A Notice
                         of Appeal was filed by CAC on March 1,  2001.  Although
                         CAC  will   attempt  to  set  aside  the  trial  courts
                         judgment, there can be no assurance that CAC will prevail on its appeal. In addition, CAC has made a demand on Crown Ridge for payment of the judgment amount and indemnity from any liability in this matter because CAC was acting as operator for and on behalf of Crown Ridge in the contractual relationship with MK that was the subject of the litigation.

                         On July 14, 1999, Crown Distribution and CAPCO filed an action in the United States District Court for the Central District of California, Southern Division, against Santa Maria Refining Company ("SMRC"), SABA Petroleum Company ("SABA") and Greka Energy Corporation ("Greka"). The claims include causes of action for breach of contract, breach of the covenant of good faith and fair dealing, conversion, fraud, claim and delivery, unjust enrichment and constructive trust, unfair competition, declaratory relief and specific performance. These claims arise out of the Defendant's alleged termination of the Processing Agreement and subsequent refusal to deliver asphalt to Crown Distribution. Discovery of facts and testimony related to issues arising in the lawsuit has been completed. Trial has been scheduled to begin April 24, 2001. It is anticipated that the damages caused by the Defendant's actions could be substantial. Although Crown Distribution will attempt to recoup those damages from SMRC, SABA and Greka, due to the uncertainties inherent in any litigation proceeding, there can be no assurance that Crown Distribution or CAPCO will ultimately prevail.

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

15.  Commitments         On January 25,  2000,  Oriental New  Investments,  Ltd.
     and                 ("Oriental")  filed a Complaint  against the Company in
     Contingencies       the Third Judicial  District  Court,  Salt Lake County,
     Continued           Utah.  The  action   relates  to  a  1997   convertible
                         debenture and replacement convertible debenture issued by the Company to Oriental. The action seeks to recover from the Company $50,000 liquidated damages, plus interest, and attorneys fees and costs, for alleged breaches of the convertible debentures. The Company answered the Complaint on March 1, 2000, denying any and all liability, and believes that Oriental's claims are merit less. The Company will vigorously defend its position that Oriental's claims are meritless. However, due to the uncertainties inherent in any litigation proceeding, there can be no assurance that the Company will ultimately prevail.

                         On June 20, 2000, MCNIC filed a Complaint in the Third Judicial District Court, Salt Lake County, Utah, against Crown Distribution. The action seeks to foreclose on alleged mortgage and security interest in and to certain real and personal property of Crown Distribution, which property constitutes a substantial part of the operating assets of Crown Distribution. In summary, in the MCNIC Complaint, MCNIC does not acknowledge its prior commitment to "roll" the working capital loan into the working capital line of credit and alleges that Crown Distribution is in default on the promissory note evidencing the Loan to Crown Distribution in the amount of $7,141,930. MCNIC further alleges that the total amount owed by Crown Distribution to MCNIC is in excess of $15,000,000, as well as interest at the rate of 18% from January 1, 2000 until paid in full. The MCNIC Complaint also seeks the appointment of a receiver to ensure and protect the interests of MCNIC in the property of Crown Distribution, pending a determination by the Court of the merits of the Complaint. Crown Distribution has moved to vigorously defend against this litigation and believes that it has certain available defenses, claims and counterclaims. Crown Distribution's management further believe that certain of MCNIC's allegations are lacking in either legal or factual basis.

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

15.  Commitments         On July 25, 2000, the Company filed the Crown Complaint
     and                 against  MCN,  MCNIC and  certain  officers  of MCN and
     Contingencies       MCNIC.  The  suit  was  brought  in the  United  States
     Continued           District  Court  for  the  District  of  Utah,  Central
                         Division, and is styled Crown Energy Corporation, Crown
                         Asphalt Corporation, and Crown Asphalt Products Company
                         v. MCN Energy Group,  Inc., MCNIC Pipeline & Processing
                         Company,  Howard L.  ("Lee")  Dow III,  and  William E.
                         Kraemer, Civil No. 2:00CV-05873ST. The Company's action
                         arises from the joint  ventures  between  affiliates of
                         the  Company  and  MCNIC  with  regard  to the  asphalt
                         business in the Western  United  States  involving  the
                         mining, processing, storage, manufacture, and marketing
                         of  asphalt  the   Company   alleges   claims   against
                         defendants  for breach of  fiduciary  duties,  economic
                         duress,  breach of implied  covenants of good faith and
                         fair   dealing,   breach   of   contracts,    estoppel,
                         intentional interference, and trade libel and slander of title as a result of defendants' wrongful and bad faith conduct in the joint venture relationships.
                         Damages of an amount exceeding $100 million are sought on the Company's claims for breach of fiduciary duties, economic duress, and breach of implied covenants of good faith and fair dealing, with the full amount of damages on all claims to be proven at trial.

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

                         On August 31, 2000, MCNIC filed motions to stay both the state court and federal court actions and have them submitted to an arbitration panel in accordance with the rules of the American Arbitration Association. The Company contested whether either lawsuit should be subject to arbitration and filed an answer to both motions on October 2, 2000 to that effect. On November 8, 2000, the state court signed a minute entry stating that MCNIC's motion to stay proceedings pending arbitration would be granted. The federal court has yet to decide on these motions.

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

15.  Commitments         On January 29,  2000,  the Company  agreed that binding
     and                 arbitration  of all of the claims set forth above would
     Contingencies       be in the  Company's  best  interest.  Accordingly,  an
     Continued           Arbitration  Agreement  was signed  between  all of the
                         parties on  January  29,  2001.  The  arbitration  (the
                         "Arbitration") is being arbitrated before Judge John G.
                         Davies (ret.) in Salt Lake City, Utah. The arbitration hearing is scheduled for July 23, 2001 through August
                         10, 2001, with extensive pre-hearing discovery to occur prior to that time.

                         Commencing March 5, 2001, the Company, MCNIC, MCN and various officers exchanged claims and counterclaims relating to the Arbitration. The claims contained therein substantially restate the parties' prior positions within the litigation described above. However, in its claims in arbitration, MCNIC, MCN and certain of its officers have included the Company's chief executive officer, president and treasurer, Jay Mealey, as a party. Mr. Mealey and the Company believe that this inclusion of Mr. Mealey at this point is highly improper due to the fact that he had not been a party to the pending actions nor to the Arbitration Agreement pursuant to which the actions were submitted to the Arbitration.

                         The Company believes that it has a strong case on the claims and counterclaims in the Arbitration. However, because arbitration proceedings are inherently uncertain, the Company cannot predict the outcome of any such proceedings. Management of the Company is keenly aware of the importance of the Arbitration to the Company. If MCNIC prevails in the Arbitration, and depending upon the extent in nature of any relief granted by the Arbitrator, the Company may be severely and adversely impacted and may lose possession of some or all of its primary assets and sources of revenues.

                         Other
                         The Company may become or is subject to other investigations, claims, or lawsuits ensuing out of the conduct of its business, including those related to environmental, safety and health, commercial transactions, etc. Management of the Company is currently not aware of any other investigations, claims, or lawsuits which it believes could have a material adverse affect on its financial position.

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

16.  Agreements          The Company, through its subsidiary, Crown Distribution
                         had an  agreement  with Santa  Maria  Refining  Company
                         (SMRC) and SABA  Petroleum  whereby Crown  Distribution
                         purchased  crude oil for  processing at the Santa Maria
                         Refinery,  and markets the slate of products  produced,
                         primarily asphalt.  This agreement was acquired through
                         the Petro Source asset acquisition described in note 6.
                         Revenues    resulting    from   the   agreement    were
                         approximately  $15.9 million in 1998,  which  accounted
                         for approximately 65% of total  consolidated  revenues.
                         Gross profits for the year ended December 31, 1999 from
                         operations   at  the  Santa  Maria   Refinery   totaled
                         approximately   $1.2   million.   SMRC   extended   the
                         agreement, which expired on December 31, 1998, to April
                         30, 1999. The agreement was not extended subsequent to April 30, 1999.

17.  Segment             In accordance  with the provisions of SFAS No. 131, the
     Reporting           Company makes key financial  decisions based on certain
                         operating  results  of  certain  of  its  subsidiaries.
                         Segment  information  as  reviewed by the Company is as
                         follows:
                                                                   Year Ended December 31, 2000
                                                                        Crown
                                                    Crown               Asphalt
                                                    Asphalt             Products
                                                    Distribution        Company          CAC           CEC           Total
                                                    ------------        -------          ---           ---           -----
                         Revenues from
                           external customers       $ 20,464,624       $ 2,322,479   $         -     $          -     $ 22,787,103
                         Gross profit (loss)        $ (1,119,221)      $   301,261   $         -     $          -     $   (817,960)
                         Interest expense           $  2,096,565       $   180,715   $   298,067           1,039      $  2,576,386
                         Depreciation and
                           amortization             $    708,614       $   109,840   $    62,037     $     23,373     $    903,864
                         Segment net loss           $(11,365,018)      $   712,126   $(7,328,766)    $   (379,263)    $(18,360,921)
                         Segment total assets       $ 13,461,698       $ 3,500,902   $    15,871     $(15,281,046)    $  1,697,425

                                                    Year Ended December 31, 1999
                                                        Crown
                                                        Asphalt           Rawlins
                                                        Distribution      Terminal          CEC            Total
                                                        ------------      --------          ---            -----
                         Revenues from external
                          customers                     $ 32,934,592     $ 2,583,949    $          -     $ 35,518,541
                         Gross profit                   $  2,458,780     $    48,758               -     $  2,507,538
                         Interest expense               $  1,933,359     $   146,884    $    123,348     $  2,203,591
                         Depreciation and amortization  $    595,168     $    64,089    $     87,417     $    746,674
                         Segment net loss               $ (1,325,229)    $  (344,661)   $ (1,383,626)    $ (3,053,516)
                         Segment total assets           $ 23,341,506     $ 2,454,902    $ 14,979,700     $ 40,776,108


                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
17.  Segment
     Reporting                                     Year Ended December 31, 1998
     Continued


                                                                 Crown
                                                                 Asphalt
                                                                 Distribution            CEC           Total
                                                                 ------------            ---           -----
                         Revenues from external customers        $ 23,835,734       $          -    $ 23,835,734
                         Segment gross profit                    $  2,118,991       $          -    $  2,118,991
                         Interest expense                        $    843,184       $      8,733    $    851,917
                         Depreciation and amortization           $    223,181       $     72,838    $    296,019
                         Segment net income (loss)               $    300,970       $ (1,413,937)   $ (1,112,967)
                         Segment total assets                    $ 17,809,867       $ 10,895,235    $ 28,705,102

                                                                              2000              1999
                                                                           -----------     ------------
                         Reconciliation of assets
                           Total assets for reportable segments            $ 1,697,425     $ 40,776,108
                           Elimination of investment in subsidiaries        19,609,908       (2,977,790)
                           Elimination of intercompany receivables          (4,255,155)      (4,684,465)
                                                                           -----------     ------------
                              Total consolidated assets                    $17,052,178     $ 33,113,853
                                                                           ===========     ============

                         During  2000,  1999  and  1998,  the  Company  operated
                         primarily in the production and distribution of asphalt. The Company's operations and sales are dispersed throughout Utah, Arizona, California, Nevada, Wyoming, and Colorado and could be adversely affected by economic downturns in these states and by federal or state funding policies related to road construction or improvements.

18.  Employee            In 1999, the Company established a defined contribution
     Benefit Plan        plan  which  qualifies  under  Section  401(k)  of  the
                         Internal  Revenue Code.  The plan  provides  retirement
                         benefits for employees  meeting minimum age and service
                         requirements.  Participants  may  contribute  up to the
                         lesser of $10,000 or 15 percent of their  gross  wages,
                         subject to certain limitations. The plan provides for a
                         discretionary amount to be contributed to the plan each
                         year. The  contribution for the year ended December 31,
                         2000  and  1999  totaled   approximately   $36,000  and
                         $35,000, respectively.