Form 10-Q
period 2001-03-31
CROWN ENERGY CORP
filed 2001-05-15
CIK 876528

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to ______________

                         Commission file number 0-19365

                            CROWN ENERGY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Utah                                         87-0368981
--------------------------------------------------------------------------------
      (State or other                                 (I.R.S. Employer
jurisdiction of incorporation                         Identification No.)
       or organization)

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

         There were 13,635,581 shares of $.02 par value common stock outstanding as of April 30, 2001.

                            CROWN ENERGY CORPORATION

                                      INDEX

                                                                         PAGE(S)

PART I.  Financial Information

         ITEM 1.  Financial Statements

             Condensed Consolidated Balance Sheets at March 31,
               2001 (unaudited) and December 31, 2000                         3

             Condensed  Consolidated  Statement of Operations for
               the Three Months ended March 31, 2001 and 2000 (unaudited)     5

             Condensed  Consolidated  Statement of Cash Flows for the
               Three Months ended March 31, 2001 and 2000 (unaudited)         6

             Notes to Condensed Consolidated Financial Statements
               (unaudited)                                                    8

          ITEM 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                     12

          ITEM 3.  Quantitative and Qualitative Disclosures about
                     Market Risk                                             15

PART II.  Other Information

          ITEM 1.  Legal Proceedings                                         16

          ITEM 2.  Changes in Securities                                     17

          ITEM 3.  Defaults upon Senior Securities                           17

          ITEM 4.  Submission of Matters to a Vote of Security Holders       17

          ITEM 5.  Other Information                                         17

          ITEM 6.  Exhibits and Reports on Form 8-K                          17

PART III. Signatures                                                         18


        The accompanying notes are an integral part of these consolidated financial statements.

                            CROWN ENERGY CORPORATION

                         PART I - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

ITEM 1. FINANCIAL STATEMENTS

                                                                                   March 31,
                                                                                      2001             December 31,
                                                                                  [unaudited]              2000
                                                                                  -----------          -----------
CURRENT ASSETS:
     Cash and cash equivalents                                                    $ 2,334,760          $ 2,878,141
     Accounts receivable, net of allowance for uncollectible
        accounts of $1,826,713 and $1,827,896 at March 31, 2001
        and December 31, 2000, respectively                                           677,514            1,419,260
     Inventory                                                                      2,643,406            2,370,887
     Prepaid and other current assets                                                 234,366               93,307
                                                                                  -----------          -----------
          Total Current Assets                                                      5,890,046            6,761,595

PROPERTY PLANT, AND EQUIPMENT, Net                                                  9,640,955            9,661,174

MINORITY INTEREST IN CONSOLIDATED
     JOINT VENTURES                                                                         0                    0

INVESTMENT IN AND ADVANCES
     TO AN EQUITY AFFILIATE                                                                 0                    0

GOODWILL, Net                                                                               0                    0
OTHER INTANGIBLE ASSETS, Net                                                          388,090              404,400

OTHER ASSETS                                                                          222,523              225,009
                                                                                  -----------          -----------
TOTAL                                                                             $16,141,614          $17,052,178
                                                                                  ===========          ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                            CROWN ENERGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   March 31,
                                                                                      2001             December 31,
                                                                                  [unaudited]              2000
                                                                                  -----------          -----------
CURRENT LIABILITIES
     Accounts payable                                                             $ 1,796,441          $ 1,317,222
     Preferred stock dividends payable                                                900,000              800,000
     Accrued expenses                                                                  88,896              127,366
     Accrued interest                                                               4,528,951            3,987,256
     Long-term debt - estimated current portion                                       185,847              273,633
     Line-of-credit to related party                                               14,935,222           14,935,222
     Other current liabilities                                                              0                    0
                                                                                  -----------          -----------
     Total current liabilities                                                     22,435,357           21,440,699
                                                                                  -----------          -----------

MINORITY INTEREST IN CONSOLIDATED JOINT VENTURES                                      441,186              427,985

CAPITALIZATION:
     Long-term debt                                                                11,380,704           11,336,861
     Redeemable preferred stock                                                     4,910,378            4,896,227
     Common stockholders' equity                                                  (23,026,011)         (21,049,594)
                                                                                  -----------          -----------
          Total capitalization                                                     (6,734,929)          (4,816,506)
                                                                                  -----------          -----------
TOTAL                                                                             $16,141,614          $17,052,178
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

                            CROWN ENERGY CORPORATION
                                   [Unaudited]

                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                   For the Three Months Ended
                                                                                            March 31,
                                                                                ----------------------------------
                                                                                     2001                 2000
                                                                                -------------        -------------
SALES, Net of demerits                                                          $     283,253        $   1,316,409

COST OF SALES                                                                       1,075,897            1,964,838
                                                                                -------------        -------------

GROSS PROFIT                                                                         (792,644)            (648,429)

GENERAL AND ADMINISTRATIVE EXPENSES                                                   743,423              635,915
                                                                                -------------        -------------

INCOME (LOSS) FROM OPERATIONS                                                      (1,536,067)          (1,284,345)
                                                                                -------------        -------------

OTHER INCOME (EXPENSES):

   Interest income and other income                                                    41,345              303,366
   Gain on Insurance Settlement                                                       278,492                    0
   Interest and other expense                                                        (653,256)            (621,888)
   Equity in losses of unconsolidated equity affiliate                                      0             (266,925)
                                                                                -------------        -------------
        Total other expense, net                                                     (333,419)            (585,446)

LOSS BEFORE INCOME TAXES
   AND MINORITY INTERESTS                                                          (1,869,486)          (1,869,791)
                                                                                -------------        -------------

DEFERRED INCOME TAX BENEFIT                                                                 0                    0

MINORITY INTEREST IN EARNINGS OF
   CONSOLIDATED JOINT VENTURE                                                           7,220              768,473
                                                                                -------------        -------------

NET LOSS                                                                          ($1,862,266)         ($1,101,318)
                                                                                -------------        -------------

NET LOSS PER COMMON SHARE-
  Basic                                                                                ($0.14)              ($0.09)
                                                                                =============        =============

        The accompanying notes are an integral part of these consolidated financial statements.

                            CROWN ENERGY CORPORATION
                                   [Unaudited]

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   For the Three Months Ended
                                                                                            March 31,
                                                                                ----------------------------------
                                                                                     2001                 2000
                                                                                -------------        -------------
Cash Flows From Operating Activities:

       Net income (loss)                                                          ($1,862,266)         ($1,101,318)
                                                                                -------------         ------------

       Adjustments to reconcile net loss to net cash
         used by operating activities:
                Amortization, depreciation and depletion                              177,725              218,426
                Equity in losses of unconsolidated affiliate                                0              266,925
                Minority interest                                                      (7,220)            (768,473)
                Change in assets and liabilities:
                    Accounts receivable                                               741,746            2,109,324
                    Inventory                                                        (272,519)          (3,011,718)
                    Other assets                                                     (138,573)            (191,975)
                    Accounts payable                                                  479,219               (4,208)
                    Accrued expenses                                                  503,224              715,917
                                                                                -------------         ------------
                            Total adjustments                                       1,483,602             (665,782)
                                                                                -------------         ------------
                  Net Cash Used in Operating Activities                              (378,664)          (1,767,100)
                                                                                -------------         ------------


Cash Flows From Investing Activities:
       Investment in and advances to Crown Asphalt Ridge, LLC                               0              (39,000)
       Acquisition of Cowboy Asphalt Terminal                                               0                    0
       Purchase of property and equipment                                            (141,195)            (146,318)
                                                                                -------------         ------------
                           Net Cash Used by Investing Activities                     (141,195)            (185,318)
                                                                                -------------         ------------

Cash Flows From Financing Activities:
       Net change in line of credit from related party                                      0                    0
       Sale of equity interest in subsidiary to a minority shareholder                      0                    0
       Capital contributions from partners                                             20,421               20,425
       Net changes in long-term debt                                                  (43,943)             (36,135)
                                                                                -------------         ------------
                           Net Cash Used in Financing Activities                      (23,522)             (15,710)
                                                                                -------------         ------------

        The accompanying notes are an integral part of these consolidated financial statements.

                            CROWN ENERGY CORPORATION
                                   [Unaudited]

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   [Continued]

                                                                                   For the Three Months Ended
                                                                                            March 31,
                                                                                ----------------------------------
                                                                                     2001                 2000
                                                                                -------------        -------------
         Net Increase (Decrease) in Cash:                                           ($543,381)         ($1,968,128)
                                                                                =============         ============

Cash at Beginning of Period                                                     $   2,878,141         $  4,978,977
                                                                                =============         ============

Cash at End of Period                                                           $   2,334,760         $  3,010,849
                                                                                =============         ============


Supplemental Disclosure of Cash Flow Information
       Cash paid during the period:
         Interest                                                               $     150,270         $    138,841
                                                                                =============         ============

         Income taxes                                                                     ---                  ---
                                                                                =============         ============

Supplemental Schedule of Non-cash Investing and Financing Activities:
      For the period ended March 31, 2001:
        None

      For the period ended March 31, 2000:
         None

        The accompanying notes are an integral part of these consolidated financial statements.

                            CROWN ENERGY CORPORATION
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in stockholders' equity and cash flows at March 31, 2001 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 Annual Report on Form 10-K. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

     Summary of Disputes - The Company and its joint venture partner in Crown Asphalt Distribution, L.L.C. ("Crown Distribution") and Crown Asphalt Ridge, L.L.C. ("Crown Ridge"), MCNIC Pipeline and Processing Company ("MCNIC"), are currently involved in an extensive dispute and claims have been made by each party against the other. These disputes are currently scheduled to go into binding arbitration on July 23, 2001 before Judge John
     G. Davies (ret.) in Salt Lake City, Utah. These disputes are discussed in detail in the Company's December 31, 2000 Annual Report on Form 10-K. There can be no assurance that the Company will be able to resolve these issues with MCNIC on mutually acceptable terms, or that the Company will ultimately prevail in binding arbitration. Interested persons should note the significant and material risks facing the Company, and the negative impacts the Company would experience in the event the Company does not prevail in its view of the actions taken.

     Organization - Crown Energy Corporation ("CEC") and its wholly-owned subsidiaries, Crown Asphalt Corporation ("CAC") and Crown Asphalt Products Company ("Capco") and Crown Distribution, an entity in which Capco owns a majority interest (collectively referred to as the "Company"), are engaged in the mining, production, and selling of asphalt products.

     Majority Owned Subsidiaries - Capco is the majority-owner of Crown Distribution, Crown Distribution is a joint venture formed on July 2, 1998 between Capco and MCNIC for the purpose of acquiring certain assets of Petro Source Asphalt Company ("Petro Source"). Capco owns 50.01% and MCNIC owns 49.99% of Crown Distribution. Capco is the general manager and operating agent of Crown Distribution. Crown Distribution owns a majority interest in Crown Asphalt Terminal, L.L.C. ("CAT, L.L.C."). CAT LLC is a joint venture formed on June 16, 1998 between Capco and Foreland Asphalt Corporation ("Foreland"), which owns an asphalt terminal and storage facility. Crown Distribution owns 66.67% and Foreland owns 33.33% of CAT LLC.

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly or majority-owned subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

NOTE 2 - WORKING CAPITAL CREDIT FACILITY

     As described in detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, the Company maintains that MCNIC, pursuant to its rights granted under the Crown Distribution Operating Agreement, elected to extend the credit facility, a revolving working capital credit facility (the "Credit Facility"), to Crown Distribution to cover its working capital requirements for Crown Distribution's operations in lieu of the Company obtaining a line of credit from a third party financial institution jointly and severally guaranteed by MCNIC and CAPCO. The Company further maintains that MCNIC agreed to "roll" the balance from an existing working capital loan (the "Working Capital Loan") into the Credit Facility. As of March 31, 2001, the Company

                            CROWN ENERGY CORPORATION
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


     believes that the Credit Facility had a balance of approximately $14,935,222 and the Company has accrued interest on the Credit Facility at 8% interest as agreed by MCNIC. Through the period ended March 31, 2001, $2,651,323 in interest had been accrued. The Company maintains that this Credit Facility is to be repaid solely out of the cash flow from Crown Distribution. As disclosed elsewhere, MCNIC notified the Company in March of 2000, that it believes the Working Capital Loan is in default and due and sued Crown Distribution for collection.

NOTE 3 - CAPITAL TRANSACTIONS

     Preferred Stock The Company is authorized to issue 1,000,000 preferred shares, par value $.005 per share. The Company issued and has outstanding 500,000 shares of its Series A Cumulative Convertible Preferred Stock ("Series A Preferred"). Each share of Series A Preferred is convertible at the option of its holder, at any time, into 8.57 shares of common stock of the Company. Dividends accrue on the outstanding Series A Preferred at the rate of 8% per annum and may be paid through cash or common shares of the Company at the option of the holder. Subject to the holder's right to convert the Series A Preferred, the Company may redeem the Series A Preferred at any time from the date on which it is issued at a percentage of the Series A Preferred's stated value of $10 per share; 130% of stated value if redemption occurs within thirty-six months of the date of issuance, 115% of stated value if redemption occurs between thirty-six and forty-eight months after the date of issuance, 110% of stated value if redemption occurs between forty-eight and sixty months after the date of issuance, and 100% if redemption occurs thereafter. The holder of the Series A Preferred may also require the Company to redeem the Series A Preferred after the eighth anniversary of the Series A Preferred's issuance. The holders of the Series A Preferred shall have the right, but shall not be obligated, to appoint 20% of the Company's Board of Directors. The Company may not alter the rights and preferences of the Series A Preferred, authorize any security having liquidation preference, redemption, voting or dividend rights senior to the Series A Preferred, increase the number of Series A Preferred, reclassify its securities or enter into specified extraordinary events without obtaining written consent or an affirmative vote of at least 75% of the holders of the outstanding shares of the Series A Preferred stock. All voting rights of the Series A Preferred expire upon the issuance by the Company of its notice to redeem such shares. The shares of common stock issuable upon conversion of the Series A Preferred are subject to adjustment upon the issuance of additional shares of the Company's common stock resulting from stock splits, share dividends, and other similar events as well as upon the issuance of additional shares or options which are issued in connection with the Company's equity investment or as compensation to any employee, director, consultant, or other service provider of the Company or any subsidiary, other than options to acquire up to 5% of the Company's common stock at or less than fair market value. Common Stock Warrant - In conjunction with the issuance of the preferred stock described above, the Company issued a warrant to the holders of the preferred stock. The fair value of the warrant at the date of issuance was estimated to be $283,019 and was recorded to additional paid-in capital and as a reduction to the stated value of the preferred stock. The reduction in preferred stock is being accreted over the five-year period from the date of issuance to the earliest exercise date of the warrant. Upon the fifth anniversary of the issuance of the preferred stock, the warrant becomes exercisable, at $.002 per share, into the number of common shares of the Company equal to (a) [$5,000,000 plus the product of (i) ($5,000,000 multiplied by (ii) 39% (internal rate of return) multiplied by (iii) 5 years] (14,750,000), minus
     (b) the sum of (i) all dividends and other distributions paid by the Company on the preferred stock or on the common stock received upon conversion of the preferred stock plus (ii) the greater of the proceeds from the sale of any common stock received by the holder upon the conversion of the preferred stock prior to the fifth anniversary date or the Terminal Value (as defined) of such common stock sold before the fifth anniversary plus (iii) the terminal value of the preferred stock and common stock received upon conversion of the preferred stock then held, divided by
     (c) the fair market value of the Company's common stock on a weighted average basis for the 90 days immediately

                            CROWN ENERGY CORPORATION
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

     preceding the fifth anniversary date of the issuance of the preferred stock. Terminal Value is defined as the sum of (i) the shares of common stock into which the preferred stock then held is convertible, plus (ii) shares of common stock received upon conversion of preferred stock, multiplied by the fair market value of the Company's common stock on a weighted average basis for the 90 days immediately preceding the fifth anniversary date of the issuance of the preferred stock. The warrants will expire in 2007.

NOTE 4 - COMMON STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK

     At March 31, 2001 and December 31, 2000, common stockholders' equity and redeemable preferred stock consists of the following:

                                                                                    2001                  2000
     Redeemable preferred stock - $.005 par value;  1,000,000 shares authorized;
     $10.00 stated value; 500,000 Series A cumulative  convertible shares issued and outstanding;  original estimated fair value of $4,716,981, accretion of
     $14,151 and $56,604 for the periods  ended March 31, 2001 and  December 31,
     2000, respectively, toward the stated value of $5,000,000                  $  4,910,378         $  4,896,227
                                                                                ============         ============
      Common stockholders' equity:
       Common stock, $.02 par value; 50,000,000 shares
         authorized; 13,635,581 and 13,635,581 shares issued
         and outstanding at March 31, 2001and December 31, 2000, respectively   $    272,711         $    272,711
       Additional paid-in capital                                                  5,257,823            5,371,974
       Stock warrants outstanding; 683,750 at
         March 31, 2001 and December 31, 2000, respectively                          243,574              243,574
       Common stock subscription receivable from officers                           (549,166)            (549,166)
       Retained deficit                                                          (28,250,953)         (26,388,687)
                                                                                ------------         ------------
     Total                                                                      $(23,026,011)        $(21,049,594)
                                                                                =============        ============

NOTE 5 - LOSS PER SHARE

     The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the years ended March 31, 2001 and March 31, 2000:

                                            2001                                 2000
                               ------------------------------      ----------------------------------
                                    Loss          Per Share             Loss              Per Share
     Net Loss                   ($1,862,266)                        ($1,101,318)

     Redeemable preferred
       stock dividends             (100,000)                           (100,000)
                              --------------                        ------------
     Net loss attributable to
         common stockholders    ($1,962,266)       ($0.14)         ($1,201,318)          ($0.09)


                            CROWN ENERGY CORPORATION
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


NOTE 6 - LOSS PER SHARE (continued)

     Weighted average common
       shares outstanding -
       basic and diluted         13,635,581                         13,285,581
                               ============                       ============

The Company had at March 31, 2001 and December 31, 2000, incremental options and warrants to purchase, computed under the treasury stock method, 3,463,148 shares of common stock that were not included in the computation of diluted earnings
(loss) per share because their effect was anti-dilutive. The Company also has preferred stock outstanding at March 31, 2001 and December 31, 2000 which is convertible into approximately 4,300,000 shares of common stock that was not included in the computation of diluted earnings per share as its effect was anti-dilutive. Accordingly, diluted earnings per share does not differ from basic earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSISOF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

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

     Forward-looking statements are subject to known and unknown risks, uncertainties and other factors, including but not limited to changes in economic conditions generally or with respect to the Company's asphalt products market in particular, new or increased governmental regulation, increased competition, shortages in labor or materials, delays or other difficulties in shipping or transporting the Company's products, continued or additional technical or operational uncertainties and difficulties at the facility of Crown Asphalt Ridge, L.L.C. ("Crown Ridge"), difficulties in integrating the Company's recent joint venture and acquisition related businesses and other similar risks inherent in the Company's operations or in business operations generally. Any such risks or uncertainties, either alone or in combination with other factors, may cause the actual results, performance or achievements of the Company to differ materially from its anticipated future results, performance or achievements (which may be expressed or implied by such forward looking statements). Consequently, the following management's discussion and analysis, including all forward-looking statements contained therein, is qualified and limited by the foregoing cautionary factors. Interested persons are advised to consider all forward-looking statements within the context of such cautionary factors.

Liquidity and Capital Resources

     At March 31, 2001, the Company had cash and other current assets of $5,890,046 as compared to cash and other current assets of $6,761,595 at December 31, 2000. The decrease of $871,549 was primarily due to the Company's asphalt inventory winterfill program whereby the Company purchases asphalt during the winter months, when prices are lower, for storage and subsequent sale during the asphalt season, typically during the months from April through October. The Company's majority owned subsidiary, Crown Asphalt Distribution, L.L.C. ("Crown Distribution") accounted for most of the Company's cash and other current assets. As of March 31, 2001, Crown Distribution had cash and other current assets of approximately $4.8 million, consisting of roughly $ 1.8 million of cash, $2.4 million in inventory and $0.6 million in accounts receivable, excluding related party balances. Crown Distribution's business requires a revolving working capital credit facility (the "Credit Facility"). The Company maintains that MCNIC Pipeline & Processing Company ("MCNIC"), the minority joint venture partner in the joint venture, elected to provide such Credit Facility in lieu of the Company's pursuing proposals which it had obtained from banks and to replace a prior loan (the "Working Capital Loan") with this Credit Facility. The Company has accrued interest on the Credit Facility at an average interest rate of 8.0%. As of March 31, 2001, the Company asserts that the Credit Facility had an outstanding principal balance of $14,935,222.

     In March of 2000, MCNIC notified Crown Distribution that it considered the Working Capital Loan to be in default and denied that it had agreed to "roll" such loan into the Credit Facility as the Company maintains. On June 20, 2000, MCNIC filed a complaint in the Third Judicial District Court, Salt Lake County, Utah against Crown

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Distribution which it sought to foreclose on an alleged mortgage and security interest in, and to, certain assets of Crown Distribution. The Company and Crown Distribution have vigorously denied MCNIC's assertions and filed claims and counterclaims in both state and federal court. Such claims and counterclaims allege breach of fiduciary duties, use of economic duress, breach of implied covenants of good faith and fair dealing, estopple, intentional interference, trade liable and slander of title resulting in damages in amount exceeding $100,000,000 against MCNIC, its parent, MCN Energy Group, Inc. ("MCN") and certain of MCN's officers. On January 29, 2001, the Company agreed that binding arbitration of all claims between it, MCNIC, MCN and their related parties before a single retired federal judge would be in the Company's best interest. The arbitration (the "Arbitration") is scheduled to occur on July 23, 2001 through August 10, 2001 before Judge John G. Davies (ret.) in Salt Lake City, Utah with extensive pre-hearing discovery to occur prior to that time.

     The Company believes that it has a strong case on the claims and counterclaims in the Arbitration. However, because arbitration proceedings are inherently uncertain, the Company cannot predict the outcome of any such proceedings. Management of the Company is keenly aware of the importance of the Arbitration to the Company. If MCNIC prevails in the Arbitration, or depending upon the extent or nature of any relief granted by the Arbitrator, the Company may be severely and adversely impacted and may lose possession of some or all of its primary assets and sources of revenues.

     In the event MCNIC is legally able to demand immediate repayment of the Working Capital Loan, the Company could, and likely would, suffer a material adverse impact upon its financial liquidity and working capital. For instance, the Company may have to seek replacement financing on terms and conditions , which are less favorable than it might obtain under other circumstances.
Otherwise, it is conceivable that MCNIC might obtain possession and legal control over critical Company assets, such as the operating assets of Crown Distribution. Interested persons should note the significant and material risks facing the Company, as well as the related material, negative impacts the Company would experience in the event the Company does not prevail in its dispute with MCNIC, MCN and their related parties.

     On the other hand, interested persons should note that, subject of course to available equitable and other creditor remedies, neither the Working Capital Loan or the Credit Facility contain cross-default provisions giving MCNIC any right to declare a default or to seek control or possession over the assets or operations of Crown Ridge or the Company's interest in Crown Ridge.

     Crown Distribution also owed MCNIC an additional $5,325,723 in March 31, 2001 with respect to the preferential capital contribution (the "Preferred Contribution") that funded Crown Distribution's acquisition of the assets of Petro Source Asphalt Company. The Preferred Contribution accrues a 15% annual rate of return and is payable solely from 50% of the cash flow from Crown Distribution's operations.

     The asphalt distribution business is seasonal in nature and necessitates working capital financing for inventory purchases, receivables and operations. It is capital intensive and requires substantial investments to acquire terminal storage, blending, and raw material assets.

     MCNIC has advised the Company it will no longer provide funding under the Credit Facility, as the Company asserts it previously agreed, and has refused to guaranty a third party financed Credit Facility on behalf of Crown Distribution, as the Company believes it had also previously agreed. The Company relies on the Credit Facility to purchase inventory and fund other working capital requirements for operations. The Company is seeking other ways to finance its working capital requirements, but there is no assurance that such working capital financing can be secured by the Company.

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

     The Company remains open to other asphalt related business opportunities to complement its existing asphalt distribution capabilities. There can be no assurance, however, that the Company can obtain the additional capital financing required financing such transactions on acceptable terms and conditions.

     As has been previously disclosed by the Company in its periodic filings, the tar sands processing facility owned by Crown Ridge has not commenced commercial operations due to mechanical and process difficulties experienced during construction. A pilot study to develop a solution to these problems was conducted during fiscal year 2000. The ramifications of the pilot study for the Company are uncertain in that (i) the cost of the engineering modifications which need to be made to the Crown Ridge facility have not been determined, and
(ii) Crown has been denied access by MCNIC to vital information concerning the pilot study and the Crown Ridge facility, generally.

     Based on the lack of information provided by MCNIC, the inherent risk of litigation and arbitration involved in the Company's disputes with MCNIC and the lack of a firm business plan for Asphalt Ridge from MCNIC, the Company determined that its investment in, and advances to, Crown Ridge are potentially impaired. Should delays continue, or should the Crown Ridge facility be unable to ever operate economically, the Company believes that this would significantly impact Crown Ridge's ability to continue as a going concern and would adversely impact the Company's operations and financial conditions resulting in an impairment of the remainder of the asset. Further, although the pilot study may demonstrate that the mechanical process difficulties experienced by the Crown Ridge facility can be resolved, there can be no assurance that the Company will be able to make the proportionate capital contribution which would be necessary to finance its approximate 24% of the costs involved. Accordingly, it is possible that the Company's sharing ratio in Crown Ridge may be further diluted if it agrees to proceed with further expenditures.

     Results of Operations

     2000 vs. 1999

     Total revenue decreased from $1,316,409 for the period ended March 31, 2000 to $283,253 for the period ended March 31, 2001, a decrease of $1,033,156. Cost of sales also decreased from $1,964,838 for the period ended March 31,2000 to $1,075,897 for the period ended March 31, 2001, a decrease of $888,941. The decreases in both revenues and costs of sales were primarily due to unfavorable weather conditions and the lack of early asphalt activity as compared to the prior year. Generally, the asphalt distribution operations are seasonal and the Company does not expect significant revenues during this period. Company management expects that the asphalt terminal distribution operations will be the Company's primary means of future growth.

     General and administrative expenses increased from $635,915 for the period ended March 31, 2000 to $743,423 for the period ended March 31, 2001, an increase of $107,508. The increase is primarily due to increased legal expenses offset partially by reduced overhead.

     Interest and other income/expenses decreased from net other expense of $585,446 for the period ended March 31, 2000 to net other expenses of $333,419 for the period ended March 31, 2001, a decrease of $252,027. The 2001 total was comprised of interest costs related to the Company's Credit Facility and Preferred Contribution for its asphalt distribution business of $491,591, and other interest of $161,665. This amount is partially offset by an insurance settlement gain of $278,492, and interest income and other income of $41,345.

     Minority interest of $7,220 represents Foreland's approximate 33% interest in the loss of CAT, LLC.

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

                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

     As discussed within the Company's Report on Form 10-K for the fiscal year ended December 31, 2000, the Company is currently engaged in an extensive dispute with MCNIC, MCN and related parties.

      On January 29, 2000, the Company determined that binding arbitration of all of the claims set forth above before a single retired federal judge would be in the Company's best interest. Accordingly, an Arbitration Agreement was signed between all of the parties on January 26, 2001. The Arbitration is being arbitrated before Judge John G. Davies (ret.) in Salt Lake City, Utah. The arbitration hearing is scheduled for July 23, 2001 through August 10, 2001, with extensive pre-hearing discovery to occur prior to that time.

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

     On July 12, 1999, Morrison Knudsen Corporation ("MK") filed a Complaint in the Eighth Judicial District Court, Uintah County, State of Utah, alleging that CAC had breached an agreement whereby MK would provide certain mining services for CAC at Crown Ridge's Facility in Uintah County, Utah (the "Project"). Judgment in favor of MK was entered on January 30, 2001 in the principal amount of $303,873.39, $49,062.33 of pre-judgment interest and $2,033.14 of costs, which totals $354,968.86. A Notice of Appeal was filed by CAC on March 1, 2001. The appeal has been assigned to the Utah Court of Appeals. Although CAC will attempt to set aside the trial courts judgment, there can be no assurance that CAC will prevail on its appeal. In addition, CAC has made a demand on Crown Ridge for payment of the judgment amount and indemnity from any liability in this matter because CAC was acting as operator for and on behalf of Crown Ridge in the contractual relationship with MK that was the subject of the litigation.

     On July 14, 1999, Crown Distribution and CAPCO filed an action in the United States District Court for the Central District of California, Southern Division, against Santa Maria Refining Company ("SMRC"), SABA Petroleum Company ("SABA") and Greka Energy Corporation ("Greka"). The claims include causes of action for breach of contract, breach of the covenant of good faith and fair dealing, conversion, fraud, claim and delivery, unjust enrichment and constructive trust, unfair competition, declaratory relief and specific performance. These claims arise out of the Defendant's alleged termination of the Processing Agreement and subsequent refusal to deliver asphalt to Crown Distribution. Discovery of facts and testimony related to issues arising in the lawsuit has been completed. Trial has been scheduled to begin October 2, 2001. It is anticipated that the damages caused by the Defendant's actions could be substantial. Although Crown Distribution will attempt to recoup those damages from SMRC, SABA and Greka, due to the uncertainties inherent in any litigation proceeding, there can be no assurance that Crown Distribution or CAPCO will ultimately prevail.

                           PART II - OTHER INFORMATION

ITEM 2.           Changes in Securities

                  None.

ITEM 3.           Defaults upon Senior Securities

         On March 27, 2000, MCNIC delivered to the Company a notice of default with respect to the Working Capital Loan, and demanded payment of the outstanding principal balance plus all interest accrued thereon. Management of the Company believes that the Working Capital Loan was fully satisfied and replaced by the Credit Facility and that no default has occurred under the Working Capital Loan or Credit Facility. As of March 31, 2001, the Company asserts that the Credit Facility had an outstanding principal balance of $14,935,222. The matter is now subject to the Arbitration. See "Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations; Part II, Item 1 - Legal Proceedings."

ITEM 4.           Submission of Matters to a Vote of Security Holders

                  None.

ITEM 5.           Other Information
                  None.

ITEM 6.           Exhibits and Reports on Form 8-K

     Report on Form 8-K dated March 5, 2001 discussing the status of the Arbitration.

                              PART III - SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CROWN ENERGY CORPORATION
                                         (Registrant)



Date: May 15, 2001                       By: /s/ JAY MEALEY
                                            ------------------------------
                                            Jay Mealey, Chief Executive Officer

Date: May 15, 2001                       By: /s/ ALAN PARKER
                                            ------------------------------
                                            Alan Parker, Controller