Form 10-Q
period 2001-06-30
CROWN ENERGY CORP
filed 2001-08-14
CIK 876528

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

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

          215 South State Street, Suite 650, Salt Lake City, Utah 84111
--------------------------------------------------------------------------------
               (Address of principal executive offices, zip code)

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

         There were 13,635,581 shares of $0.02 par value common stock outstanding as of July 31, 2001.

                            CROWN ENERGY CORPORATION

                                      INDEX

                                                                         PAGE(S)

PART I.  Financial Information

         ITEM 1.  Financial Statements

                  Condensed Consolidated Balance Sheets at June
                    30, 2001 (unaudited) and December 31, 2000                3

                  Condensed Consolidated Statement of Operations
                    for the Three Months ended June 30, 2001 and
                    2000 (unaudited)                                          5

                  Condensed Consolidated Statement of Operations
                    for the Six Months ended June 30, 2001 and
                    2000 (unaudited)                                          6

                  Condensed Consolidated Statement of Cash Flows
                    for the Six Months ended June 30, 2001 and
                    2000 (unaudited)                                          7

                  Notes to Condensed Consolidated Financial
                    Statements (unaudited)                                    9


         ITEM 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      13

         ITEM 3.  Quantitative and Qualitative Disclosures about
                    Market Risk                                              17


PART II. Other Information

         ITEM 1.  Legal Proceedings                                          18

         ITEM 2.  Changes in Securities                                      19

         ITEM 3.  Defaults upon Senior Securities                            19

         ITEM 4.  Submission of Matters to a Vote of Security Holders        19

         ITEM 5.  Other Information                                          19

         ITEM 6.  Exhibits and Reports on Form 8-K                           19


PART III.   Signatures                                                       20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            CROWN ENERGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS





                                                                                 June 30, 2001       December 31,
                                                                                  [unaudited]            2000
                                                                                -------------       --------------
CURRENT ASSETS:
     Cash and cash equivalents                                                  $   1,473,029       $    2,878,141
     Accounts receivable, net of allowance for uncollectible
        accounts of $1,826,713 and $1,827,896 at June 30, 2001
        and December 31, 2000, respectively                                         4,475,196            1,419,260
     Inventory                                                                      2,346,561            2,370,887
     Prepaid and other current assets                                                 161,976               93,307
                                                                                -------------       --------------

          Total Current Assets                                                      8,456,762            6,761,595

PROPERTY PLANT, AND EQUIPMENT, Net                                                  9,958,041            9,661,174

OTHER INTANGIBLE ASSETS, Net                                                          371,780              404,400

OTHER ASSETS                                                                          227,878              225,009
                                                                                -------------       --------------

TOTAL                                                                           $  19,014,461       $   17,052,178
                                                                                =============       ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                            CROWN ENERGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                June 30, 2001         December 31,
                                                                                 [unaudited]              2000
                                                                                -------------       --------------
CURRENT LIABILITIES
     Accounts payable                                                           $   4,479,838       $    1,317,222
     Preferred stock dividends payable                                              1,000,000              800,000
     Accrued expenses                                                                 224,409              127,366
     Accrued interest                                                               5,040,060            3,987,256
     Long-term debt - estimated current portion                                       339,381              273,633
     Line-of-credit to related party                                               14,935,222           14,935,222
     Other current liabilities                                                              0                    0
                                                                                -------------       --------------

     Total current liabilities                                                     26,018,910           21,440,699
                                                                                -------------       --------------

MINORITY INTEREST IN CONSOLIDATED
  JOINT VENTURES                                                                      464,432              427,985

CAPITALIZATION:
     Long-term debt                                                                11,330,043           11,336,861
     Redeemable preferred stock                                                     4,924,529            4,896,227
     Common stockholders' equity                                                  (23,723,453)         (21,049,594)
                                                                                -------------       --------------

          Total capitalization                                                     (7,468,881)          (4,816,506)
                                                                                -------------       --------------

              TOTAL                                                             $  19,014,461       $   17,052,178
                                                                                =============       ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                            CROWN ENERGY CORPORATION

                                   [Unaudited]

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                   For the Three Months Ended
                                                                                            June 30,
                                                                                    2001                  2000
                                                                                -------------       --------------
SALES, Net of demerits                                                          $   7,362,337       $    6,872,696

COST OF SALES                                                                       6,497,765            7,051,635
                                                                                -------------       --------------

GROSS PROFIT                                                                          864,572             (178,939)

GENERAL AND ADMINISTRATIVE EXPENSES                                                   848,638              457,942
                                                                                -------------       --------------

INCOME (LOSS) FROM OPERATIONS                                                          15,934             (636,881)
                                                                                -------------       --------------

OTHER INCOME (EXPENSES):
   Interest income and other income                                                    21,573              284,461
   Interest expense                                                                  (624,780)            (644,565)
   Equity in losses of unconsolidated equity affiliate                                      0             (167,088)
                                                                                -------------       --------------

        Total other expense, net                                                     (603,207)            (527,192)

LOSS BEFORE INCOME TAXES
   AND MINORITY INTERESTS                                                            (587,273)          (1,164,073)
                                                                                -------------       --------------

DEFERRED INCOME TAX BENEFIT                                                                 0                    0

MINORITY INTEREST IN EARNINGS OF
  CONSOLIDATED JOINT VENTURE                                                            3,982               10,039
                                                                                -------------       --------------

NET LOSS                                                                        $    (583,291)      $   (1,154,034)
                                                                                -------------       --------------

NET LOSS PER COMMON SHARE -
   Basic and diluted                                                            $       (0.04)      $        (0.09)
                                                                                =============       ==============

        The accompanying notes are an integral part of these consolidated financial statements.


                            CROWN ENERGY CORPORATION

                                   [Unaudited]

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                    For the Six Months Ended
                                                                                            June 30,
                                                                                     2001                 2000
                                                                                -------------       --------------
SALES, Net of demerits                                                          $   7,645,590       $    8,189,105

COST OF SALES                                                                       7,573,662            9,016,473
                                                                                -------------       --------------

GROSS PROFIT                                                                           71,928             (827,368)

GENERAL AND ADMINISTRATIVE EXPENSES                                                 1,592,061            1,093,857
                                                                                   ----------       --------------

INCOME (LOSS) FROM OPERATIONS                                                      (1,520,133)          (1,921,225)
                                                                                  -----------        -------------

OTHER INCOME (EXPENSES):
   Interest income and other income                                                    62,918              587,827
   Gain on Insurance Settlement                                                       278,492                    0
   Interest expense                                                                (1,278,036)          (1,266,453)
   Equity in losses of unconsolidated equity affiliate                                      0             (434,013)
                                                                                -------------       --------------

        Total other expense, net                                                     (936,626)          (1,112,639)

LOSS BEFORE INCOME TAXES
   AND MINORITY INTERESTS                                                          (2,456,759)          (3,033,864)
                                                                                -------------       --------------


DEFERRED INCOME TAX BENEFIT                                                                 0                    0

MINORITY INTEREST IN EARNINGS OF
   CONSOLIDATED JOINT VENTURE                                                          11,202               17,214
                                                                                -------------       --------------

NET LOSS                                                                        $  (2,445,557)      $   (3,016,650)
                                                                                -------------       --------------

NET LOSS PER COMMON SHARE-
   Basic and diluted                                                            $       (0.20)      $        (0.24)
                                                                                =============       ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                            CROWN ENERGY CORPORATION

                                   [Unaudited]

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   For the Six Months Ended
                                                                                           June 30,
                                                                                     2001                 2000
                                                                                -------------       --------------
Cash Flows From Operating Activities:
       Net income (loss)                                                        $  (2,445,557)      $   (3,016,650)
                                                                                -------------       --------------
       Adjustments to reconcile net loss to net cash used by operating activities:
                Amortization, depreciation and depletion                              370,132              433,749
                Provision for doubtful accounts receivable                             (1,183)
                Equity in losses of unconsolidated affiliate                                0              434,013
                Minority interest                                                     (11,202)             (17,214)
                Change in assets and liabilities:
                    Accounts receivable                                            (3,054,752)            (470,810)
                    Inventory                                                          24,326           (2,655,389)
                    Other assets                                                      (71,539)            (158,363)
                    Accounts payable                                                3,162,616              474,230
                    Accrued expenses                                                1,149,847            1,531,030
                                                                                -------------       --------------

                            Total adjustments                                       1,568,245             (428,754)
                                                                                -------------       --------------

                  Net Cash Used in Operating Activities                              (877,312)          (3,445,404)
                                                                                  -----------        -------------


Cash Flows From Investing Activities:
       Investment in and advances to Crown Asphalt Ridge, LLC                               0               76,808
       Purchase of property and equipment                                            (447,341)            (647,400)
                                                                                -------------       --------------

                           Net Cash Used by Investing Activities                     (447,341)            (570,592)
                                                                                -------------        -------------


Cash Flows From Financing Activities:
       Capital contributions from partners                                             47,649               47,653
       Payments on long-term debt                                                    (128,108)             (73,089)
                                                                                -------------       --------------

                           Net Cash Used in Financing Activities                      (80,459)             (25,436)
                                                                                -------------       --------------

        The accompanying notes are an integral part of these consolidated financial statements.

                            CROWN ENERGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   [Continued]


                                                                                   For the Six Months Ended
                                                                                           June 30,
                                                                                     2001                 2000
                                                                                -------------       --------------
         Net Increase (Decrease) in Cash:                                       $  (1,405,112)      $   (4,041,432)
                                                                                =============       ==============

Cash at Beginning of Period                                                     $   2,878,141       $    4,978,977
                                                                                =============       ==============

Cash at End of Period                                                           $   1,473,029       $      937,545
                                                                                =============       ==============

Supplemental Disclosure of Cash Flow Information
       Cash paid during the period:
           Interest                                                             $     293,864       $      285,229
                                                                                =============       ==============

           Income taxes                                                                   ---                  ---
                                                                                =============       ==============

Supplemental Schedule of Non-cash Investing and Financing Activities:
      For the period ended June 30, 2001:

         The Company acquired $187,038 of equipment in exchange for capital leases.

         For the period ended June 30, 2000:
           None

        The accompanying notes are an integral part of these consolidated financial statements.

                            CROWN ENERGY CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in stockholders' equity and cash flows at June 30, 2001 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 Annual Report on Form 10-K. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

         Summary of Disputes - The Company and its joint venture partner in Crown Asphalt Distribution, L.L.C. ("Crown Distribution") and Crown Asphalt Ridge, L.L.C. ("Crown Ridge"), MCNIC Pipeline and Processing Company ("MCNIC"), are currently involved in an extensive dispute and claims have been made by each party against the other. Binding arbitration of these disputes began on July 23, 2001 before Judge John
         G. Davies (ret.) in Salt Lake City, Utah. These disputes are discussed in detail in the Company's December 31, 2000 Annual Report on Form 10-K. There can be no assurance that the Company will be able to resolve these issues with MCNIC on mutually acceptable terms, or that the Company will ultimately prevail in binding arbitration. Interested persons should note the significant and material risks facing the Company, and the negative impacts the Company would experience in the event the Company does not prevail in its view of the actions taken.

         Organization - Crown Energy Corporation ("CEC") and its wholly-owned subsidiaries, Crown Asphalt Corporation ("CAC") and Crown Asphalt Products Company ("Capco") and Crown Distribution, an entity in which Capco owns a majority interest (collectively referred to as the "Company"), are engaged in the mining, production, manufacturing, distribution and selling of asphalt products.

         Majority Owned Subsidiaries - Capco is the majority-owner of Crown Distribution, Crown Distribution is a joint venture limited liability company formed on July 2, 1998 between Capco and MCNIC for the purpose of acquiring certain assets of Petro Source Asphalt Company ("Petro Source"). Capco owns 50.01% and MCNIC owns 49.99% of Crown Distribution. Capco is the general manager and operating agent of Crown Distribution. Crown Distribution owns a majority interest in Cowboy Asphalt Terminal, L.L.C. ("CAT, L.L.C."). CAT LLC is a joint venture formed on June 16, 1998 between Capco and Foreland Asphalt Corporation ("Foreland"), which owns an asphalt terminal and storage facility. Crown Distribution owns 66.67% and Foreland owns 33.33% of CAT LLC.

         Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly or majority-owned subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

NOTE 2 - WORKING CAPITAL CREDIT FACILITY

         As described in detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, the Company maintains that MCNIC, pursuant to its rights granted under the Crown Distribution Operating Agreement, elected to extend the credit facility, a revolving working capital credit facility (the "Credit Facility"), to Crown Distribution to cover its working capital requirements for Crown Distribution's operations in lieu of the Company obtaining a line of credit from a third party financial institution jointly and severally guaranteed by

                            CROWN ENERGY CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


         MCNIC and Capco. The Company further maintains that MCNIC agreed to "roll" the balance from an existing working capital loan (the "Working Capital Loan"), provided by MCNIC in conjunction with the purchase of the Petro Source Asphalt Company assets on July 2, 1998, into the Credit Facility. As of June 30, 2001, the Company believes that the Credit Facility had a balance of approximately $14,935,222 and the Company has accrued interest on the Credit Facility at 8% interest as agreed by MCNIC. Through the period ended June 30, 2001, $2,949,210 in interest had been accrued. The Company maintains that this Credit Facility is to be repaid solely out of the cash flow from Crown Distribution. As disclosed elsewhere, MCNIC notified the Company in March of 2000, that it believes the Working Capital Loan is in default and due, and sued Crown Distribution for collection.

NOTE 3 - CAPITAL TRANSACTIONS

         Preferred Stock - The Company is authorized to issue 1,000,000 preferred shares, par value $.005 per share. The Company issued and has outstanding 500,000 shares of its Series A Cumulative Convertible Preferred Stock ("Series A Preferred"). Each share of Series A Preferred is convertible at the option of its holder, at any time, into
         8.57 shares of common stock of the Company. Dividends accrue on the outstanding Series A Preferred at the rate of 8% per annum and may be paid through cash or common shares of the Company at the option of the holder. Subject to the holder's right to convert the Series A Preferred, the Company may redeem the Series A Preferred at any time from the date on which it is issued at a percentage of the Series A Preferred's stated value of $10 per share, 130% of stated value if redemption occurs within thirty-six months of the date of issuance; 115% of stated value if redemption occurs between thirty-six and forty-eight months after the date of issuance; 110% of stated value if redemption occurs between forty-eight and sixty months after the date of issuance; and 100% if redemption occurs thereafter. The holder of the Series A Preferred may also require the Company to redeem the Series A Preferred after the eighth anniversary of the Series A Preferred's issuance. The holders of the Series A Preferred shall have the right, but shall not be obligated, to appoint 20% of the Company's Board of Directors. The Company may not alter the rights and preferences of the Series A Preferred, authorize any security having liquidation preference, redemption, voting or dividend rights senior to the Series A Preferred, increase the number of Series A Preferred, reclassify its securities or enter into specified extraordinary events without obtaining written consent or an affirmative vote of at least 75% of the holders of the outstanding shares of the Series A Preferred stock. All voting rights of the Series A Preferred expire upon the issuance by the Company of its notice to redeem such shares. The shares of common stock issuable upon conversion of the Series A Preferred are subject to adjustment upon the issuance of additional shares of the Company's common stock resulting from stock splits, share dividends, and other similar events as well as upon the issuance of additional shares or options which are issued in connection with the Company's equity investment or as compensation to any employee, director, consultant, or other service provider of the Company or any subsidiary, other than options to acquire up to 5% of the Company's common stock at or less than fair market value.

         Common Stock Warrant - In conjunction with the issuance of the preferred stock described above, the Company issued a warrant to the holders of the preferred stock. The fair value of the warrant at the date of issuance was estimated to be $283,019 and was recorded to additional paid-in capital and as a reduction to the stated value of the preferred stock. The reduction in preferred stock is being accreted over the five-year period from the date of issuance to the earliest exercise date of the warrant. Upon the fifth anniversary of the issuance of the preferred stock, the warrant becomes exercisable, at $.002 per share, into the number of common shares of the Company equal to (a) [$5,000,000 plus the product of (i) $5,000,000 multiplied by
         (ii) 39% (internal rate of return) multiplied by (iii) 5 years] (14,750,000), minus (b) the sum of (i) all dividends and other distributions paid by the Company on the preferred stock or on the common stock received upon conversion of the preferred stock plus (ii) the greater of the proceeds from the sale of any common stock received by the holder upon the conversion of the preferred stock prior to the fifth anniversary date or the Terminal Value (as defined) of such common stock sold before the fifth anniversary plus (iii) the terminal value of the preferred stock and common stock received upon conversion of the preferred stock then held, divided by (c) the fair market value of the

                            CROWN ENERGY CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


         Company's common stock on a weighted average basis for the 90 days immediately preceding the fifth anniversary date of the issuance of the preferred stock. Terminal Value is defined as the sum of (i) the shares of common stock into which the preferred stock then held is convertible, plus (ii) shares of common stock received upon conversion of preferred stock, multiplied by the fair market value of the Company's common stock on a weighted average basis for the 90 days immediately preceding the fifth anniversary date of the issuance of the preferred stock. The warrants will expire in 2007.

NOTE 4 - COMMON STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK

         At June 30, 2001 and December 31, 2000, common stockholders' equity and redeemable preferred stock consists of the following:

                                                                                         2001                  2000
                                                                                      -----------          -----------
         Redeemable preferred stock - $.005 par value; 1,000,000 shares authorized; $10.00 stated value; 500,000 Series A cumulative convertible shares issued and outstanding; original estimated fair value of $4,716,981, accretion of $28,302 and $56,604 for the periods ended June 30, 2001 and December 31, 2000, respectively, toward the
           stated value of $5,000,000                                                 $   4,924,529          $   4,896,227
                                                                                      =============          =============
         Common stockholders' equity:
           Common stock, $.02 par value; 50,000,000 shares
             authorized; 13,635,581 and 13,635,581 shares issued
             and outstanding at June 30, 2001and December 31, 2000, respectively      $     272,711          $     272,711
         Additional paid-in capital                                                       5,143,672              5,371,974
         Stock warrants outstanding; 683,750 at
           June 30, 2001 and December 31, 2000, respectively                                243,574                243,574
         Common stock subscription receivable from officers                                (549,166)              (549,166)
         Retained deficit                                                               (28,834,244)           (26,388,687)
                                                                                      -------------          -------------

             Total                                                                    $ (23,723,453)         $ (21,049,594)
                                                                                      =============          =============

NOTE 5 - LOSS PER SHARE

         The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the years ended June 30, 2001 and June 30, 2000:

                                                  2001                           2000
                                         ------------------------     --------------------------
                                             Loss       Per Share          Loss        Per Share
                                         ------------   ---------     --------------   ---------
         Net Loss                        $ (2,445,557)                $ (3,016,650)

         Redeemable preferred
           stock dividends and accretion     (228,302)                    (228,302)
                                         ------------                 ------------


                            CROWN ENERGY CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


                                                  2001                           2000
                                         ------------------------     --------------------------
                                             Loss       Per Share          Loss        Per Share
                                         ------------   ---------     --------------   ---------
         Net loss attributable to
           common stockholders           $ (2,673,859)   $  (0.20)     $ (3,244,952)     $ (0.24)
                                         ============    ========      ============      =======

         Weighted average common
           shares outstanding -
           basic and diluted               13,635,581                    13,285,581
                                         ============                  ============

         The Company had at June 30, 2001 and December 31, 2000, incremental options and warrants to purchase, computed under the treasury stock method, 3,463,148 shares of common stock that were not included in the computation of diluted earnings (loss) per share because their effect was anti-dilutive. The Company also has preferred stock outstanding at June 30, 2001 and December 31, 2000 which is convertible into approximately 4,300,000 shares of common stock that was not included in the computation of diluted earnings per share as its effect was anti-dilutive. Accordingly, diluted earnings per share does not differ from basic earnings.

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

         Liquidity and Capital Resources

         At June 30, 2001, the Company had cash and other current assets of $8,456,762 as compared to cash and other current assets of $6,761,595 at December 31, 2000. The increase of $1,695,167 was primarily due to the increase in accounts receivable attributable to asphalt sales in the second quarter of 2001. The Company's wholly-owned subsidiary, Capco, is the majority owner of Crown Asphalt Distribution, L.L.C. ("Crown Distribution") and also conducts asphalt distribution independent of Crown Distribution. Together Capco and Crown Distribution accounted for most of the Company's cash and other current assets. As of June 30, 2001, Capco and Crown Distribution had cash and other current assets of approximately $ 8,263,393 million, consisting of roughly $1,418,078 million of cash, $2,346,561 million in inventory and $4,434,918 million in accounts receivable, excluding related party balances. Capco's and Crown Distribution's businesses are capital intensive and require working capital or some type of a working capital credit facility. The Company maintains that MCNIC Pipeline & Processing Company ("MCNIC"), the minority joint venture partner of Crown Distribution, elected to provide the Credit Facility in lieu of the Company's pursuing proposals which it had obtained from banks and to replace a prior loan (the "Working Capital Loan") with this Credit Facility. The Company has accrued interest on the Credit Facility at an average interest rate of 8.0%. As of June 30, 2001, the Company asserts that the Credit Facility had an outstanding principal balance of $14,935,222.

         In March of 2000, MCNIC notified Crown Distribution that it considered the Working Capital Loan to be in default and denied that it had agreed to "roll" such loan into the Credit Facility as the Company maintains. On June 20, 2000, MCNIC filed a complaint in the Third Judicial District Court, Salt Lake County, Utah, against Crown Distribution which it sought to foreclose on an alleged mortgage and security interest in, and to, certain assets of Crown Distribution. The Company and Crown Distribution have vigorously denied MCNIC's assertions and filed claims and counterclaims in both state and federal court. Such claims and counterclaims allege breach of fiduciary duties, use of economic duress, breach of implied covenants of good faith and fair dealing, estoppel, intentional interference, trade liable and slander of title resulting in damages in amount exceeding $100,000,000 against MCNIC, its parent, MCN Energy Group, Inc. ("MCN") and certain of MCN's officers. On January 29, 2001, the Company

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

agreed that binding arbitration of all claims between it, MCNIC, MCN and their related parties before a single retired federal judge would be in the Company's best interest. The arbitration (the "Arbitration") began on July 23, 2001 before Judge John G. Davies (ret.) in Salt Lake City, Utah, and is currently in progress.

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

         In the event MCNIC is legally able to demand immediate repayment of the Working Capital Loan, the Company could, and likely would, suffer a material adverse impact upon its financial liquidity and working capital. For instance, the Company may have to seek replacement financing on terms and conditions, which are less favorable than it might obtain under other circumstances. Otherwise, it is conceivable that MCNIC might obtain possession and legal control over critical Company assets, such as the operating assets of Crown Distribution. Interested persons should note the significant and material risks facing the Company, as well as the related material, negative impacts the Company would experience in the event the Company does not prevail in its dispute with MCNIC, MCN and their related parties.

         On the other hand, interested persons should note that, subject of course to available equitable and other creditor remedies, neither the Working Capital Loan or the Credit Facility contain cross-default provisions giving MCNIC any right to declare a default or to seek control or possession over the assets or operations of Crown Ridge or the Company's interest in Crown Ridge.

         Crown Distribution also owed MCNIC an additional $5,325,723 at June 30, 2001 with respect to the preferential capital contribution (the "Preferred Contribution") that funded Crown Distribution's acquisition of the assets of Petro Source Asphalt Company on July 2, 1998. The Preferred Contribution accrues a 15% annual rate of return and is payable solely from 50% of the cash flow, if any, from Crown Distribution's operations.

         The asphalt distribution business is seasonal in nature and necessitates working capital financing for inventory purchases, receivables and operations. It is capital intensive and requires substantial investments to acquire terminal storage, blending, and raw material assets. MCNIC has advised the Company it will no longer provide funding under the Credit Facility, as the Company asserts it previously agreed, and has refused to guaranty a third party financed Credit Facility on behalf of Crown Distribution, as the Company believes MCNIC has also previously agreed. The Company relies on the Credit Facility to purchase inventory and fund other working capital requirements for operations. The Company is seeking other ways to finance its working capital requirements, but there is no assurance that such working capital financing can be secured by the Company.

         In the event that the Company is unable to collect its current accounts receivables, or the Company is unable to secure the necessary working capital financing for its operations from third party sources or if the Company's operating losses and working capital deficits continue, or if the Company is unable to recoup the losses, the Company may not have sufficient capital to operate through 2001. Thus, the risk exists that the Company may not be able to continue as a going concern.

         The Company remains open to other asphalt related business opportunities to complement its existing asphalt distribution capabilities. There can be no assurance, however, that the Company can obtain the additional capital financing required for such transactions on acceptable terms and conditions.

         As has been previously disclosed by the Company in its periodic filings, the tar sands processing facility owned by Crown Ridge has not commenced commercial operations due to mechanical and process difficulties experienced during start-up of the facilities. A pilot study to develop a solution to these problems was conducted during fiscal

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

year 2000. The ramifications of the pilot study for the Company are uncertain in that (i) the cost of the engineering modifications which need to be made to the Crown Ridge facility have not been determined, and (ii) Crown has been denied access by MCNIC to vital information concerning the pilot study and the Crown Ridge facility, generally.

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

         Results of Operations

         For the three month period ending June 30, 2001 compared to the three month period ending June 30, 2000

         Total revenue increased from $6,872,696 for the three month period ended June 30, 2000 to $7,362,337 for the three month period ended June 30, 2001, an increase of $489,641. Cost of sales decreased from $7,051,635 for the same period in 2000 to $6,497,765 for the same period in 2001, a decrease of $553,870. The increase in revenues is primarily due to increased asphalt activity in the second quarter of 2001. The decrease in cost of sales is primarily the result of lower asphalt purchase prices and operating efficiencies at the distribution facilities.

         General and administrative expenses increased from $457,942 for the three month period ended June 30, 2000 to $848,638 for the three month period ended June 30, 2001, an increase of $390,696. This increase is primarily due to two factors: (i) the prior year's amount was reduced by $320,000 which represented a receivable collection that had previously been written off as a bad debt; and (ii) increased legal expenses.

         Other income/expenses increased from $527,192 for the three month period ended June 30, 2000 to $603,207 for the three month period ended June 30, 2001, an increase of $76,015. The 2001 total is comprised of $497,053 interest related to the Company's Credit Facility and Preferred Contribution for its asphalt distribution business, and other interest costs of $127,727. This amount is partially offset by interest income and other income of $21,573.

         Minority interest of $3,982 represents Foreland's approximate 33% interest in the loss of CAT, LLC.

         For the six month period ended June 30, 2001, compared to the six months ended June 30, 2000

         Total revenue decreased from $8,189,105 for the period ended June 30, 2000 to $7,645,590 for the period ended June 30, 2001, a decrease of $543,515. Cost of sales also decreased from $9,016,473 for the period ended June 30, 2000 to $7,573,662 for the period ended June 30, 2001, a decrease of $1,442,811. The decrease in revenues was primarily due to the lack of asphalt activity due to unfavorable weather conditions in the first quarter of 2001 as compared to the prior year. The decrease in cost of sales is primarily the result of lower asphalt purchase prices and operating efficiencies at the distribution facilities.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


         General and administrative expenses increased from $1,093,857 for the period ended June 30, 2000 to $1,592,061 for the period ended June 30, 2001, an increase of $498,204. This increase is primarily due to two factors; (i) the prior year's amount was reduced by $320,000, which represented a receivable collection that had previously been written off as a bad debt, and (ii) increased legal expenses.

         Other income/expenses decreased from $1,112,639 for the period ended June 30, 2000 to $936,626 for the period ended June 30, 2001, a decrease of $176,013. The 2001 total was comprised of $988,645 interest related to the Company's Credit Facility and Preferred Contribution for its asphalt distribution business, and other interest costs of $289,391. This amount is partially offset by an insurance settlement gain of $278,492 and interest income and other income of $62,918.

         Minority interest of $ 11,202 represents Foreland's approximate 33% interest in the loss of CAT, LLC.

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

         On January 29, 2001, the Company determined that binding arbitration of all of the claims set forth above before a single retired federal judge would be in the Company's best interest. Accordingly, an Arbitration Agreement was signed between all of the parties on January 29, 2001. The Arbitration is currently being arbitrated before Judge John G. Davies (ret.) in Salt Lake City, Utah.

         Commencing March 5, 2001, the Company, MCNIC, MCN and various officers exchanged claims and counterclaims relating to the Arbitration. The claims contained therein substantially restate the parties' prior positions within the litigation described above. However, in its claims in arbitration, MCNIC asserted claims against CAC and Capco and also included the Company's chief executive officer, president and treasurer, Jay Mealey, as a party. The Company denies MCNIC's claims. In May 2001, Mr. Mealey was removed as a party to the Arbitration.

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

         On July 14, 1999, Crown Distribution and Capco filed an action in the United States District Court for the Central District of California, Southern Division, against Santa Maria Refining Company ("SMRC"), SABA Petroleum Company ("SABA") and Greka Energy Corporation ("Greka"). The claims include causes of action for breach of contract, breach of the covenant of good faith and fair dealing, conversion, fraud, claim and delivery, unjust enrichment and constructive trust, unfair competition, declaratory relief and specific performance. These claims arise out of the alleged termination of the Processing Agreement and subsequent refusal to deliver asphalt to Crown Distribution by SMRC, SABA, and Greka. Discovery of facts and testimony related to issues arising in the lawsuit has been completed. Trial has been scheduled to begin October 2, 2001. It is anticipated that the damages caused by the actions of SMRC, SABA, and Greka could be substantial. Although Crown Distribution will attempt to recoup those damages from SMRC, SABA and Greka, due to the uncertainties inherent in any litigation proceeding, there can be no assurance that Crown Distribution or Capco will ultimately prevail.

         On January 25, 2000, Oriental New Investments, Ltd. ("Oriental") filed a Complaint against the Company in the Third Judicial District Court, Salt Lake County, Utah. The action relates to a 1997 convertible debenture and replacement convertible debenture issued by the Company to Oriental. The action seeks to recover from the Company $50,000 liquidated damages, plus interest, and attorneys fees and costs, for alleged breaches of certain terms of the convertible debentures. The Company answered the Complaint on March 1, 2000, denying any and all liability, and

                           PART II - OTHER INFORMATION
believes that Oriental's claims are meritless. The Company will vigorously defend its position that Oriental's claims are meritless. However, due to the uncertainties inherent in any litigation proceeding, there can be no assurance that the Company will ultimately prevail.

ITEM 2.  Changes in Securities

         None.

ITEM 3.  Defaults upon Senior Securities

         On March 27, 2000, MCNIC delivered to the Company a notice of default with respect to the Working Capital Loan, and demanded payment of the outstanding principal balance plus all interest accrued thereon. Management of the Company believes that the Working Capital Loan was fully satisfied and replaced by the Credit Facility and that no default has occurred under the Working Capital Loan or Credit Facility. As of June 30, 2001, the Company asserts that the Credit Facility had an outstanding principal balance of $14,935,222. The matter is actively being resolved as part of the Arbitration. See "Part I - Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations; Part II - Item 1: Legal Proceedings."

ITEM 4.  Submission of Matters to a Vote of Security Holders

         On June 26, 2001, the Company held an annual meeting of its shareholders to elect members of the Company's Board of Directors and to affirm the appointment of Tanner + Co. as independent auditors for the Company. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934. At the meeting, 8,578,983 shares of common stock of the Company were represented in person or by proxy out of a total of 13,635,581 shares issued and outstanding as of the record date established with respect to such meeting.

         All three of the Company's directors were re-elected to successive terms as directors of the Company. With respect to the election of James A. Middleton, 8,354,712 shares were voted in favor of his election, 7,300 shares were voted against and 216,971 shares either abstained from voting or were broker non-votes.

         With respect to the election of Jay Mealey, 8,301,146 shares were voted in favor of his election, 60,866 shares were voted against and 216,971 shares either abstained from voting or were broker non-votes.

         With respect to the election of Andrew W. Buffmire, 8,354,712 shares were voted in favor of his election, 7,300 shares were voted against and 216,971 shares either abstained from voting or were broker non-votes.

         The Company's shareholders also voted in favor of affirming the appointment of the accounting firm of Tanner + Co. as the Company's independent auditors for the fiscal year ended 2001, with 8,452,862 shares voting in favor of the appointment, 40,302 shares voting against, with 85,819 shares abstaining or being broker non-votes.

         No other matters were presented to the Company's shareholders for their approval in the second quarter of the Company's 2001 fiscal year.

ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Reports on Form 8-K

         None.

                              PART III - SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CROWN ENERGY CORPORATION
                                               (Registrant)



Date: August 14, 2001                          By:  /s/ Jay Mealey
                                                   ---------------------------
                                                   Jay Mealey,
                                                   Chief Executive Officer


Date: August 14, 2001                          By:  /s/ Alan Parker
                                                   ---------------------------
                                                   Alan Parker, Controller