Form 10-Q
period 2001-09-30
CROWN ENERGY CORP
filed 2001-11-14
CIK 876528

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001
--------------------------------------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

                         Commission file number 0-19365
--------------------------------------------------------------------------------

                            CROWN ENERGY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Utah                                           87-0368981
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


         215 South State Street, Suite 650, Salt Lake City, Utah, 84111
--------------------------------------------------------------------------------
               (Address of principal executive offices, zip code)

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

There were 13,635,581 shares of $0.02 par value common stock outstanding as of November 12, 2001.

                            CROWN ENERGY CORPORATION

                                      INDEX

                                                                        PAGE(S)

PART I.  Financial Information


         ITEM 1.  Financial Statements

                  Condensed Consolidated Balance Sheets at
                    September 30, 2001 (unaudited) and
                    December 31, 2000                                     3

                  Condensed Consolidated Statement of Operations
                    for the Three Months ended September 30, 2001
                    and 2000 (unaudited)                                  5

                  Condensed Consolidated Statement of Operations
                    for the Nine Months ended September 30, 2001
                    and 2000 (unaudited)                                  6

                  Condensed Consolidated Statement of Cash Flows
                    for the Nine Months ended September 30, 2001
                    and 2000 (unaudited)                                  7

                  Notes to Condensed Consolidated Financial
                    Statements (unaudited)                                9


         ITEM 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations           13

         ITEM 3. Quantitative and Qualitative Disclosures about
                 Market Risk                                             16


PART II. Other Information

         ITEM 1. Legal Proceedings                                       17

         ITEM 2. Changes in Securities                                   17

         ITEM 3. Defaults upon Senior Securities                         17

         ITEM 4. Submission of Matters to a Vote of Security Holders     17

         ITEM 5. Other Information                                       17

         ITEM 6. Exhibits and Reports on Form 8-K                        18


PART III. Signatures                                                     19

                         PART I - FINANCIAL INFORMATION

                            CROWN ENERGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


ITEM 1. FINANCIAL STATEMENTS

                                                                   Sept. 30, 2001        December 31,
                                                                    [unaudited]             2000
                                                                    -----------          -----------
CURRENT ASSETS:
  Cash and cash equivalents                                         $   284,790          $ 2,878,141
  Accounts receivable, net of allowance for uncollectible
    accounts of $1,826,713 and $1,827,896 at Sept. 30, 2001
    and December 31, 2000, respectively                               8,470,558            1,419,260
  Inventory                                                           2,338,742            2,370,887
  Prepaid and other current assets                                      189,479               93,307
                                                                    -----------          -----------

       Total Current Assets                                          11,283,569            6,761,595

PROPERTY PLANT, AND EQUIPMENT, Net                                    9,797,363            9,661,174

OTHER INTANGIBLE ASSETS, Net                                            355,470              404,400

OTHER ASSETS                                                            227,503              225,009
                                                                    -----------          -----------

TOTAL                                                               $21,663,905          $17,052,178
                                                                    ===========         ============


                   The accompanying notes are an integral part of these
                           consolidated financial statements.

                            CROWN ENERGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   Sept. 30, 2001        December 31,
                                                                    [unaudited]             2000
                                                                    -----------          -----------
CURRENT LIABILITIES
  Accounts payable                                                  $ 5,660,610          $ 1,317,222
  Preferred stock dividends payable                                   1,100,000              800,000
  Accrued expenses                                                      105,828              127,366
  Accrued interest                                                    6,659,127            3,987,256
  Long-term debt - estimated current portion                            338,183              273,633
  Line-of-credit to related party                                    14,935,222           14,935,222
                                                                    -----------          -----------
  Total current liabilities                                          28,798,970           21,440,699
                                                                    -----------          -----------


MINORITY INTEREST IN CONSOLIDATED
  JOINT VENTURES                                                        475,116              427,985

CAPITALIZATION:
  Long-term debt                                                     11,243,039           11,336,861
  Redeemable preferred stock                                          4,938,680            4,896,227
  Common stockholders' equity                                       (23,791,900)         (21,049,594)
                                                                    -----------          -----------

       Total capitalization                                          (7,610,181)          (4,816,506)
                                                                    -----------          -----------

TOTAL                                                               $21,663,905          $17,052,178
                                                                    ===========          ===========

                   The accompanying notes are an integral part of these
                           consolidated financial statements.

                                           4

                                     CROWN ENERGY CORPORATION
                           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS



                                                                                   For the Three Months Ended
                                                                                          September 30,
                                                                                     2001                2000
                                                                                  [unaudited]
                                                                                  -----------         -----------
SALES, Net of demerits                                                            $15,539,700         $11,556,473

COST OF SALES                                                                      12,757,549          11,400,727
                                                                                  -----------         -----------

GROSS PROFIT                                                                        2,782,151             155,746

GENERAL AND ADMINISTRATIVE EXPENSES                                                   926,719             649,608
                                                                                  -----------         -----------

INCOME (LOSS) FROM OPERATIONS                                                       1,855,432            (493,862)
                                                                                  -----------         -----------

OTHER INCOME (EXPENSES):
  Interest income and other income                                                      4,877              98,420
  Interest expense                                                                   (652,960)           (635,170)
  Interest expense from arbitration judgment                                       (1,164,574)                  0
  Equity in losses of unconsolidated equity affiliate                                       0             (20,566)
                                                                                  -----------         -----------

        Total other expense, net                                                   (1,812,657)           (557,316)

INCOME BEFORE INCOME TAXES
  AND MINORITY INTERESTS                                                               42,775          (1,051,178)
                                                                                  -----------         -----------


DEFERRED INCOME TAX BENEFIT                                                                 0                   0

MINORITY INTEREST IN EARNINGS OF
  CONSOLIDATED JOINT VENTURE                                                            2,930               4,196
                                                                                  -----------         -----------

NET INCOME                                                                        $    45,705         $(1,046,982)
                                                                                  -----------         -----------

NET INCOME (LOSS) PER COMMON SHARE -
  Basic and diluted                                                               $      0.00         $     (0.08)
                                                                                  ===========         ===========

                          The accompanying notes are an integral part of these
                                   consolidated financial statements.

                                                     5

                                        CROWN ENERGY CORPORATION
                               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS



                                                                                   For the Nine Months Ended
                                                                                         September 30,
                                                                                     2001                 2000
                                                                                  [unaudited]
                                                                                  -----------         -----------
SALES, Net of demerits                                                            $23,185,290         $19,745,578

COST OF SALES                                                                      20,331,211          20,101,720
                                                                                  -----------         -----------

GROSS PROFIT                                                                        2,854,079            (356,142)

GENERAL AND ADMINISTRATIVE EXPENSES                                                 2,518,780           1,743,465
                                                                                  -----------         -----------

INCOME (LOSS) FROM OPERATIONS                                                         335,299          (2,099,607)
                                                                                  -----------         -----------

OTHER INCOME (EXPENSES):
  Interest income and other income                                                     67,795             370,767
  Gain on Insurance Settlement                                                        278,492                   0
  Interest expense                                                                 (1,930,996)         (1,901,623)
  Interest expense from arbitration judgment                                       (1,164,574)                  0
  Equity in losses of unconsolidated equity affiliate                                       0            (454,579)
                                                                                  -----------         -----------

        Total other expense, net                                                   (2,749,283)         (1,985,435)

LOSS BEFORE INCOME TAXES
  AND MINORITY INTERESTS                                                           (2,413,984)         (4,085,042)
                                                                                  -----------         -----------


DEFERRED INCOME TAX BENEFIT                                                                 0                   0

MINORITY INTEREST IN EARNINGS OF
  CONSOLIDATED JOINT VENTURE                                                           14,132              21,410
                                                                                  -----------         -----------

NET LOSS                                                                          $(2,399,852)        $(4,063,632)
                                                                                  -----------         -----------

NET LOSS PER COMMON SHARE -
  Basic and diluted                                                               $     (0.20)        $     (0.33)
                                                                                  ===========         ===========

                   The accompanying notes are an integral part of these
                           consolidated financial statements.

                                             6

                                        CROWN ENERGY CORPORATION
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                    For the Nine Months Ended
                                                                                          September 30,
                                                                                     2001                 2000
                                                                                  [unaudited]
                                                                                  -----------         -----------
Cash Flows From Operating Activities:
  Net income (loss)                                                               $(2,399,852)        $(4,063,632)
                                                                                  -----------         -----------

  Adjustments to reconcile net loss to net cash used by operating activities:
      Amortization, depreciation and depletion                                        563,586             667,777
      Provision for doubtful accounts receivable                                       (1,183)                  0
      Stock issued for legal services                                                       0              43,750
      Equity in losses of unconsolidated affiliate                                          0             454,579
      Minority interest                                                               (14,132)            (21,410)
      Change in assets and liabilities:
        Accounts receivable                                                        (7,050,115)         (1,591,046)
        Inventory                                                                      32,145          (1,618,907)
        Other assets                                                                  (98,666)           (228,387)
        Accounts payable                                                            4,321,850           2,774,692
        Accrued expenses                                                            2,671,870           1,454,804
                                                                                  -----------         -----------

              Total adjustments                                                       425,355           1,935,852
                                                                                  -----------         -----------

        Net Cash Used in Operating Activities                                      (1,974,497)         (2,127,780)
                                                                                  -----------         -----------


Cash Flows From Investing Activities:
  Investment in and advances to Crown Asphalt Ridge, LLC                                    0              64,377

  Purchase of property and equipment                                                 (463,807)           (670,432)
                                                                                  -----------         -----------

        Net Cash Used by Investing Activities                                        (463,807)           (606,055)
                                                                                  -----------         -----------


Cash Flows From Financing Activities:
  Capital contributions from partners                                                  61,263              61,267
  Payments on long-term debt                                                         (216,310)           (112,092)
                                                                                  -----------         -----------

        Net Cash Used in Financing Activities                                     $  (155,047)        $  (50,825)
                                                                                  -----------         -----------


                   The accompanying notes are an integral part of these
                           consolidated financial statements.

                                          CROWN ENERGY CORPORATION
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  [Continued]



                                                                                    For the Nine Months Ended
                                                                                          September 30,
                                                                                     2001                 2000
                                                                                  [unaudited]
                                                                                  -----------         -----------
        Net Increase (Decrease) in Cash:                                          $(2,593,351)        $(2,784,660)
                                                                                  ===========         ===========

Cash at Beginning of Period                                                       $ 2,878,141         $ 4,978,977
                                                                                  ===========         ===========

Cash at End of Period                                                             $   284,790         $ 2,194,317
                                                                                  ===========         ===========


Supplemental Disclosure of Cash Flow Information
  Cash paid during the period:
    Interest                                                                      $   439,836         $   404,998
                                                                                  ===========         ===========

    Income taxes                                                                          ---                 ---
                                                                                  ===========         ===========

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the period ended September 30, 2001:

         The Company acquired property and equipment of $187,038 with long term debt or capital leases.

  For the period ended September 30, 2000:

         None


                              The accompanying notes are an integral part of these
                                        consolidated financial statements.

                                                         8

                            CROWN ENERGY CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in stockholders' equity and cash flows at September 30, 2001 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 Annual Report on Form 10-K. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

         Summary of Disputes - The Company and its joint venture partner in Crown Asphalt Distribution, L.L.C. ("Crown Distribution") and Crown Asphalt Ridge, L.L.C. ("Crown Ridge"), MCNIC Pipeline and Processing Company ("MCNIC"), were involved in a dispute relating to Crown Distribution where claims were made by each party against the other. These disputes are discussed in detail in the Company's December 31, 2000 Annual Report on Form 10-K. Binding arbitration of these disputes began on July 23, 2001 before Judge John G. Davies (ret.) in Salt Lake City, Utah. On November 5, 2001, the Company received the decision of the arbitrator in which he ruled that (i) no damages were awarded to the Company for its claims against MCNIC; (ii) the loans made by MCNIC to Crown Distribution are due and payable along with accrued interest; and (iii) Crown Distribution is to pay MCNIC's legal fees and costs associated with the collection of that portion of the loans that were covered by the Promissory Note from MCNIC to Crown Distribution made as part of the purchase of the asphalt assets of Petro Source Asphalt Company in 1998 (the "Petro Source Acquisition"). Interested persons should note the significant and material adverse impacts the Company could experience in the event MCNIC elects to foreclose on the Crown Distribution assets securing the loans.

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

                            CROWN ENERGY CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (Continued)


NOTE 2 - WORKING CAPITAL CREDIT FACILITY

         As described in detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, the Company maintains that MCNIC, pursuant to its rights granted under the Crown Distribution Operating Agreement, elected to extend a credit facility for working capital purposes (the "Credit Facility"). The Credit Facility, along with a working capital loan (the "Working Capital Loan"), provided by MCNIC in conjunction with the Petro Source Acquisition have a balance of approximately $14,935,222 plus accrued interest of $4,414,942 through the period ended September 30, 2001. The decision rendered in final arbitration concluded that all of the foregoing principal amounts, together with accrued interest are now due and payable. The Credit Facility and the Working Capital Loan are secured by the majority of Crown Distribution's assets. As noted elsewhere, significant and materially adverse impacts on the Company would result from MCNIC's foreclosure on Crown Distribution's assets.

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

                            CROWN ENERGY CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


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

NOTE 4 - COMMON STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK

         At September 30, 2001 and December 31, 2000, common stockholders' equity and redeemable preferred stock consists of the following:

                                                                                     2001                2000
                                                                                     ----                ----
         Redeemable preferred stock - $.005 par value; 1,000,000 shares authorized; $10.00 stated value; 500,000 Series A cumulative convertible shares issued and outstanding; original estimated fair value of $4,716,981, accretion of $42,453 and $56,604 for the periods ended September 30, 2001 and December 31, 2000, respectively, toward
         the stated value of $5,000,000                                           $ 4,938,680         $ 4,896,227
                                                                                  ===========         ===========

         Common stockholders' equity:
          Common stock, $.02 par value; 50,000,000 shares
            authorized; 13,635,581 and 13,635,581 shares issued
            and outstanding at Sept. 30, 2001and December 31, 2000, respectively  $   272,711         $   272,711
          Additional paid-in capital                                                5,029,521           5,371,974
          Stock warrants outstanding; 683,750 at
            September 30, 2001 and December 31, 2000, respectively                    243,574             243,574
          Common stock subscription receivable from officers                         (549,166)           (549,166)
          Retained deficit                                                        (28,788,540)        (26,388,687)
                                                                                 ------------         -----------

      Total                                                                      ($23,791,900)       ($21,049,594)
                                                                                 ============         ===========

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS


NOTE 5 - LOSS PER SHARE

         The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the nine months ended
         September 30, 2001 and September 30, 2000:

                                                              2001                                  2000
                                                  --------------------------         -----------------------------------
                                                    Loss             Per Share             Loss             Per Share
         Net Loss                               ($2,399,852)                          ($4,063,632)

         Redeemable preferred
           stock dividends and accretion           (342,453)                             (342,453)
                                                -----------                           -----------


                                                              2001                                  2000
                                                  --------------------------         -----------------------------------
                                                    Loss             Per Share             Loss             Per Share

         Net loss attributable to
             common stockholders                ($2,742,305)          ($0.20)         ($4,406,085)           ($0.33)
                                                ===========           ======          ===========            =======

           Weighted average common
             shares outstanding -
               basic and diluted                 13,635,581                            13,289,427
                                                 ==========                            ==========

         The Company had at September 30, 2001 and September 30, 2000, incremental options and warrants to purchase, computed under the treasury stock method, 3,463,148 and 3,277,148 respectively, shares of common stock that were not included in the computation of diluted earnings (loss) per share because their effect was anti-dilative. The Company also has preferred stock outstanding at September 30, 2001 and September 30, 2000 which is convertible into approximately 4,300,000 shares of common stock that was not included in the computation of diluted earnings per share as its effect was anti-dilative. Accordingly, diluted earnings per share does not differ from basic earnings.

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

         Forward-looking statements are subject to known and unknown risks, uncertainties and other factors, including but not limited to changes in economic conditions generally or with respect to the Company's asphalt products market in particular, new or increased governmental regulation, increased competition, shortages in labor or materials, delays or other difficulties in shipping or transporting the Company's products, continued or additional technical or operational uncertainties and difficulties at the facility of Crown Asphalt Ridge, L.L.C. ("Crown Ridge"), a determination of what the recently received adverse arbitration decision will mean for the Company and Crown Distribution, difficulties in integrating the Company's recent joint venture and acquisition related businesses and other similar risks inherent in the Company's operations or in business operations generally. Any such risks or uncertainties, either alone or in combination with other factors, may cause the actual results, performance or achievements of the Company to differ materially from its anticipated future results, performance or achievements (which may be expressed or implied by such forward looking statements). Consequently, the following management's discussion and analysis, including all forward-looking statements contained therein, is qualified and limited by the foregoing cautionary factors. Interested persons are advised to consider all forward-looking statements within the context of such cautionary factors.

         Liquidity and Capital Resources

         At September 30, 2001, the Company had cash and other current assets of $11,283,569 as compared to cash and other current assets of $6,761,595 at December 31, 2000. The increase of $4,521,974 was primarily due to the increase in accounts receivable attributable to asphalt sales in the second and third quarter of 2001. The Company's wholly-owned subsidiary, Capco, is the majority owner of Crown Asphalt Distribution, L.L.C. ("Crown Distribution") and also conducts asphalt distribution independent of Crown Distribution. Together Capco and Crown Distribution accounted for most of the Company's cash and other current assets. As of September 30, 2001, Capco and Crown Distribution had cash and other current assets of approximately $11,098,803 million, consisting primarily of roughly $232,009 of cash, $2,338,742 million in inventory and $8,411,068 million in accounts receivable, excluding related party balances. Capco's and Crown Distribution's businesses are capital intensive and require working capital or some type of a working capital credit facility. MCNIC Pipeline & Processing Company ("MCNIC"), the minority joint venture partner of Crown Distribution, elected to provide the Credit Facility in addition to the Working Capital Loan. As of September 30, 2001, the Company asserts that these loans had an outstanding principal balance of $14,935,222 and accrued interest of $4,414,942.

         On November 5, 2001, the Company received a decision of the arbitrator in the dispute between the Company and MCNIC where it was ruled that the loans made by MCNIC to Crown Distribution are currently due and payable along with accrued interest. The Company may have to seek replacement financing on terms and conditions, which are less favorable than it might obtain under other circumstances. It is conceivable that MCNIC might obtain possession and legal control over the operating assets of Crown Distribution. Interested persons should note the significant and material risks facing the Company as a result of this development. The Company and Crown Distribution are actively evaluating appropriate courses of action which may be taken in response to this material development.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


         Interested persons should also note that, subject of course to available equitable and other creditor remedies, neither the Working Capital Loan or the Credit Facility contain cross-default provisions giving MCNIC any right to declare a default or to seek control or possession over the assets or operations of Crown Ridge or the Company's interest in Crown Ridge, or other assets of the Company.

         Crown Distribution also owed MCNIC an additional $5,325,723 at September 30, 2001 with respect to the preferential capital contribution (the "Preferred Contribution") that funded Crown Distribution's acquisition of the assets of Petro Source Asphalt Company on July 2, 1998. The Preferred Contribution accrues a 15% annual rate of return and is payable solely from 50% of the cash flow, if any, from Crown Distribution's operations.

         The asphalt distribution business is seasonal in nature and necessitates working capital financing for inventory purchases, receivables and operations. It is capital intensive and requires substantial investments to acquire terminal storage, blending, and raw material assets. MCNIC has advised the Company it will no longer provide funding under the Credit Facility and has refused to jointly and severally guaranty working capital financing from a third party on behalf of Crown Distribution, as the Company believes MCNIC has also previously agreed. The Company relies on working capital financing to purchase inventory and fund other working capital requirements for operations. The Company is seeking other ways to finance its working capital requirements, but there is no assurance that such working capital financing can be secured by the Company.

         In the event that the Company is unable to collect its current accounts receivables, or the Company is unable to secure the necessary working capital financing for its operations from third party sources or if the Company's operating losses and working capital deficits continue, or if the Company is unable to recoup the losses, the Company may not have sufficient capital to continue to operate its business. Thus, the risk exists that the Company may not be able to continue as a going concern.

         The Company remains open to other asphalt related business opportunities to complement its existing asphalt distribution capabilities. There can be no assurance, however, that the Company can obtain the additional capital financing required for such transactions on acceptable terms and conditions.

         As has been previously disclosed by the Company in its periodic filings, the tar sands processing facility owned by Crown Ridge has not commenced commercial operations due to mechanical and process difficulties experienced during start-up of the facilities. A pilot study to develop a solution to these problems was conducted during fiscal year 2000. The ramifications of the pilot study for the Company are uncertain in that the cost of the modifications which need to be made to the Crown Ridge facility and its commercial viability have not been determined.

         Due to the inherent risks of arbitration involved in the Company's disputes with MCNIC and the lack of a firm business plan for Asphalt Ridge from MCNIC, the Company determined that its investment in, and advances to, Crown Ridge are potentially impaired. Should delays continue, or should the Crown Ridge facility be unable to ever operate economically, the Company believes that this would significantly impact Crown Ridge's ability to continue as a going concern and would adversely impact the Company's operations and financial conditions resulting in an impairment of the remainder of the asset. Further, although the pilot study may demonstrate that the mechanical process difficulties experienced by the Crown Ridge facility can be resolved, there can be no assurance that the Company will be able to make the proportionate capital contribution which would be necessary to finance its approximate 24% of the costs involved. Accordingly, it is possible that the Company's sharing ratio in Crown Ridge may be further diluted should it agree to proceed with further expenditures.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


         Results of Operations

         For the three month period ending September 30, 2001 compared to the three month period ending September 30, 2000

         Total revenue increased from $11,556,473 for the three month period ended September 30, 2000 to $15,539,700 for the three month period ended September 30, 2001, an increase of $3,983,227. Cost of sales increased from $11,400,727 for the same period in 2000 to $12,757,549 for the same period in 2001, a increase of $1,356,822. The increase in revenues is primarily due to an increase in asphalt sales volume of approximately 38% in the third quarter of 2001. The increase in cost of sales is primarily the result of increased volume, offset partially by reduced base asphalt purchase costs of approximately 16% and operating efficiencies at the distribution facilities.

         General and administrative expenses increased from $649,608 for the three month period ended September 30, 2000 to $926,719 for the three month period ended September 30, 2001, an increase of $277,111. This increase is primarily due to increased legal expenses.

         Other income/expenses increased from $557,316 for the three month period ended September 30, 2000 to $1,812,657 for the three month period ended September 30, 2001, an increase of $1,255,341. The 2001 total is comprised of $502,514 interest related to the Company's Credit Facility, Working Capital Loan and Preferred Contribution for its asphalt distribution business, $1,164,574 of interest related to the arbitration judgment, and other interest costs of $150,446. This amount is partially offset by interest income and other income of $4,877.

         Minority interest of $2,930 represents Foreland's approximate 33% interest in the loss of CAT, LLC.

         For the nine month period ending September 30, 2001 compared to the nine month period ending September 30, 2000

         Total revenue increased from $19,745,578 for the period ended September 30, 2000 to $23,185,290 for the period ended September 30, 2001, a increase of $3,439,712. Cost of sales also increased from $20,101,720 for the period ended September 30, 2000 to $20,331,211 for the period ended September 30, 2001, a increase of $229,491. The increase in revenues was primarily due to an increase in asphalt sales volume of approximately 18%. The increase in cost of sales is primarily the result of increased volume, offset partially by lower asphalt purchase prices of approximately 13% and operating efficiencies at the distribution facilities.

         General and administrative expenses increased from $1,743,465 for the period ended September 30, 2000 to $2,518,780 for the period ended September 30, 2001, an increase of $775,315. This increase is primarily due to two factors:
(i) the prior year's amount was reduced by $320,000, which represented a receivable collection that had previously been written off as a bad debt, and
(ii) increased legal expenses.

         Other income/expenses increased from $1,985,435 for the period ended September 30, 2000 to $2,749,283 for the period ended September 30, 2001, an increase of $763,848. The 2001 total was comprised of $1,491,160 interest related to the Company's Credit Facility, Working Capital Loan and Preferred Contribution for its asphalt distribution business, $1,164,574 interest related to the Arbitration Decision, and other interest costs of $439,836. This amount is partially offset by an insurance settlement gain of $278,492 and interest income and other income of $67,795.

         Minority interest of $14,132 represents Foreland's approximate 33% interest in the loss of CAT, LLC.

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

                           PART II - OTHER INFORMATION


ITEM 1. Legal Proceedings

         As discussed within the Company's Report on Form 10-K for the fiscal year ended December 31, 2000, the Company was engaged in an extensive dispute with MCNIC, MCN and related parties. On November 5, 2001, the Company received a decision in the arbitration between the Company and MCNIC that was issued by the Honorable John G. Davies, U.S. District Judge (ret.) (the "Decision"). The Decision held that loans from MCNIC to Crown Distribution totaling $14,935,221 were now due and payable, with interest accruing on such loans from 8% to 18%, depending upon the particular loan involved. The Company had not disputed the existence of the loans, but had argued that they were part of a working capital facility extended by MCNIC which was not due and payable at this time. The foregoing loans are secured by a majority of the real and personal property of Crown Distribution. The Decision also failed to find for the Company on its claims against MCN and MCNIC on a number of causes of action. Crown Distribution was also ordered to pay MCN and MCNIC attorneys fees and costs associated with the collection of that portion of the loans that were covered by the Promissory Note from MCNIC to Crown Distribution made as part of the Petro Source Acquisition. The amount of such costs is unknown at the present time. The Company is currently assessing the impact of the decision on Crown Distribution's business and evaluating appropriate courses of action.

         On July 14, 1999, Crown Distribution and Capco filed an action in the United States District Court for the Central District of California, Southern Division, against Santa Maria Refining Company ("SMRC"), SABA Petroleum Company ("SABA") and Greka Energy Corporation ("Greka"). The claims include causes of action for breach of contract, breach of the covenant of good faith and fair dealing, conversion, fraud, claim and delivery, unjust enrichment and constructive trust, unfair competition, declaratory relief and specific performance. These claims arise out of the alleged termination of the Processing Agreement and subsequent refusal to deliver asphalt to Crown Distribution by SMRC, SABA, and Greka. A final settlement was reached effective October 23, 2001 in the litigation between the Company and SMRC, SABA and Greka. The Settlement Agreement between the parties requires that the terms of the settlement not be disclosed, but the Company believes the matter was amicably resolved on terms believed to be mutually beneficial to all of the parties.

         On January 25, 2000, Oriental New Investments, Ltd. ("Oriental") filed a Complaint against the Company in the Third Judicial District Court, Salt Lake County, Utah. The action relates to a 1997 convertible debenture and replacement convertible debenture issued by the Company to Oriental. The action seeks to recover from the Company $50,000 liquidated damages, plus interest, and attorneys fees and costs, for alleged breaches of certain terms of the convertible debentures. The Company answered the Complaint on March 1, 2000, denying any and all liability, and believes that Oriental's claims are meritless. On August 17, 2001 the Complaint was dismissed.

ITEM 2. Changes in Securities

         None.

ITEM 3. Defaults upon Senior Securities

         The Decision in the arbitration of the dispute between the Company and MCNIC received on November 5, 2001 held that loans from MCNIC to Crown Distribution were due and payable, along with accrued interest, and are in default. As of September 30, 2001, the Company asserts that these loans had an outstanding principal balance of $14,935,222 and accrued interest of $4,414,942. See "Part I - Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations; Part II - Item 1: Legal Proceedings."

ITEM 4. Submission of Matters to a Vote of Security Holders

         None

ITEM 5. Other Information

         None.

ITEM 6. Exhibits and Reports on Form 8-K

         The Company filed a Form 8-K on October 31, 2001 to report that on October 23, 2001 a final settlement had been reached in the litigation between the Company and Santa Maria Refining Company, Saba Petroleum Company and Greka Energy Corporation.

         The company also filed a Form 8-K on November 6, 2001 to report that a decision had been reached in the arbitration between the Company and MCNIC.

                              PART III - SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CROWN ENERGY CORPORATION
                                         (Registrant)



Date: November 14, 2001                  By:  /s/ Jay Mealey
                                            --------------------------------
                                            Jay Mealey, Chief Executive Officer


Date: November 14, 2001                  By:  /s/ Alan Parker
                                            --------------------------------
                                            Alan Parker, Controller