Form 10-K
period 2001-12-31
CROWN ENERGY CORP
filed 2002-04-15
CIK 876528

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                   For the fiscal year ended December 31, 2001
                                       or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period From __________ to __________

                         Commission File Number 0-19365

                            CROWN ENERGY CORPORATION
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  UTAH                                   87-0368981
     -------------------------------        ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization


       215 South State, Suite 650
          Salt Lake City, Utah                              84111
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)


         Registrant's telephone number, including area code: (801) 537-5610

         Securities registered pursuant to Section 12(b) of the Act: (None)

         Securities registered pursuant to Section 12(g) of the Act:

                          $0.02 PAR VALUE COMMON STOCK
                          ----------------------------
                                (Title of Class)

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

         The aggregate market value of common stock, par value $0.02 per share, held by non-affiliates of the registrant on March 29, 2002, was $1,714,292.75 using the average bid and asked price for Registrant's common stock. As of April 11, 2002, registrant had 27,428,684 shares of its common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies for the Registrant's Fiscal 2002 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

         Transitional Small Business Disclosure Format (check one) YES[ ] NO[X]


--------------------------------------------------------------------------------

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


ITEM 1.  BUSINESS

General

         Crown Energy Corporation ("Crown") is a Utah corporation that specializes in the production and distribution of premium asphalt products to meet the new, higher quality standards for federal and state highways. The Company is based in Salt Lake City, Utah and operates primarily through two wholly owned subsidiaries, Crown Asphalt Corporation ("CAC") and Crown Asphalt Products Company ("Capco"), both of which are Utah corporations.

         Under the terms of a Stock Purchase Agreement dated September 25, 1997, the Company sold to Enron Capital and Trade Resources Corp. ("ECT") 500,000 shares of $10 Series A Cumulative Convertible Preferred Stock of the Company (the "Preferred Stock") and a warrant (the "Warrant") exercisable five years from its date of issuance for up to 925,771 shares of Common Stock of the

Company at a per share exercise price of $0.002, subject to limits based on the financial performance of the Company. The 500,000 shares of Preferred Stock are convertible into 4,285,000 shares of Common Stock of the Company.

         On November 1, 2001, Manhattan Goose, L.L.C., acquired all of the outstanding shares of Preferred Stock, the Warrants, 317,069 shares of Common Stock previously issued as a dividend on the Preferred Stock and dividends accrued but unpaid. Manhattan Goose is a Utah limited liability company owned by Jay Mealey, the Chief Executive Officer, President and director of the Company, Andrew W. Buffmire, a director of the Company, Jeff Fishman and Alexander L. Searl.

         The Preferred Stock provides for the accrual of dividends at 8% per annum on its "Stated Value" of $5,000,000. Accrued dividends on the Preferred Stock may be paid in the Common Stock of the Company at the option of the holders of such stock. On February 28, 2002, Manhattan Goose requested that the Company pay $200,000 in accrued dividends through the issuance of 13,793,103 shares of Common Stock, as calculated pursuant to the designations and preferences of the Preferred Stock. In compliance with the instructions from Manhattan Goose, the Board of Directors of the Company authorized the issuance of 13,793,103 shares of Common Stock to Manhattan Goose as partial payment of the accumulated dividends on the Preferred Stock. As of March 29, 2002, this 13,793,103 shares of Common Stock issued to Manhattan Goose represented 50.3% of the outstanding Common Stock.

         Capco operates the asphalt manufacturing and distribution business of Crown both independently and through its majority interest in Crown Asphalt Distribution, L.L.C., a Utah limited liability company ("Crown Distribution"). Crown Distribution owns a majority interest in Cowboy Asphalt Terminal, L.L.C. ("CAT, LLC"), a Utah limited liability company, that is operated by Capco.

         CAC previously owned an interest in certain leases and properties owned by Crown Asphalt Ridge, L.L.C. ("Crown Ridge") in Vernal, Utah. As a result of a settlement agreement executed on March 8, 2002, (the "Settlement Agreement") between the Company and MCNIC Pipeline & Processing Company, a Michigan corporation ("MCNIC") and related parties, CAC now owns certain overriding royalty interests granted by Crown Ridge. The Settlement Agreement and the royalty interests are described in greater detail below. See Item 1. Business - Crown Asphalt Ridge, L.L.C. and Item 3. Legal Proceedings.

         Crown's consolidated financial statements and results of operations include the accounts and results of operations of CAC, Capco, CAT, L.L.C and Crown Distribution. Accordingly, references in this Annual Report to "Crown" or the "Company" include, unless otherwise noted, CAC, Capco, CAT, L.L.C and Crown Distribution.

         The Company was formed in 1981 as an oil and gas production company. The Company changed its business focus to concentrate on the production and distribution of premium asphalt products in 1995. For the years ended December 31, 1999, 2000 and 2001, the Company reported revenues from the sale of asphalt products of approximately $36 million, $23 million and $27 million respectively. See Item 6. Selected Financial Data.

         In August 1997, the Company formed Crown Ridge with MCNIC, to construct, own and operate an asphalt oil sand production facility at Asphalt Ridge, near Vernal, Utah (the "Facility"). During the start-up of the Facility mechanical and process difficulties were experienced that affected production economics. It has been determined by MCNIC that significant additional capital investment is required to modify the Facility in order for it to achieve commercial production, but the cost of such modifications is unknown. The Company does not have the financial wherewithal to participate in additional capital contributions and would not have the ability to make such contributions for the foreseeable future. On March 8, 2002, the Company assigned its interest in Crown Ridge to MCNIC in return for: (i) the assignment to CAC of a non-cost bearing overriding royalty interest; (ii) the elimination of all obligations of CAC to MCNIC; and (iii) the payment by MCNIC of the MK judgment and indemnification of CAC against that judgment. See Item 1. Business - Crown Asphalt Ridge, L.L.C. and Item 3. Legal Proceedings.

         In August 1997, contemporaneous with the Company's Crown Ridge joint venture with MCNIC, the Company also completed the private sale of $5 million of the Company's $10 Series A Cumulative Convertible Preferred Stock (the "Series A Preferred"). Certain rights, preferences and limitations relating to the Series A Preferred are detailed in Item 5. Market Price for the Company's Common Equity and Related Stockholder Matters below.

         In June 1998, the Company, through Capco, entered into a joint venture by forming CAT, LLC with Foreland Refining Corporation ("Foreland"), a Utah corporation engaged in the asphalt roofing products business. CAT, LLC was formed to acquire an asphalt terminal and its underlying real property located in Woods Cross, Utah. The asphalt terminal property of CAT, LLC was apportioned and portions designated for the exclusive uses of either Capco or Foreland, each of which will retain all revenues and profits generated from their respective exclusive operations. Capco is the operator of CAT, LLC. Crown Distribution, through the exercise of an option on or about December 21, 1998, is entitled to own 66.67% of CAT, LLC and the remaining 33.33% is owned by Foreland. The accounts and results of operations of CAT, LLC are included within the Company's consolidated financial statements and results of operations. See Item 1. Business - Cowboy Asphalt Terminal, L.L.C. below.

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

         As described elsewhere in this Report, the Company has been involved in extensive litigation and arbitration with MCNIC relating primarily to the business of Crown Distribution. On March 8, 2002, the Company, MCNIC and their related parties entered into the Settlement Agreement pursuant to which (i) all litigation (and the enforcement of judgments obtained in such litigation) was stayed, and (ii) the Company was granted the option to acquire all of MCNIC's interests in, or relating to, Crown Distribution. See Item 1. Business - Crown Asphalt Distribution, L.L.C. and Item 3. Legal Proceedings below.

         On May 12, 1999, the Company entered into an agreement to acquire an asphalt distribution terminal in Rawlins, Wyoming (the "Rawlins Asphalt Terminal") and the related asphalt inventory for $2,291,571 from S&L Industrial, a Wyoming corporation. The Rawlins Asphalt Terminal is currently owned and operated by Capco.

         The Company's revenues during the year ended December 31, 2001, were generated primarily through its asphalt manufacturing and distribution operations. See Item 1. Business - Crown Asphalt Distribution, L.L.C. below.

         More detailed information about the asphalt industry and the Company's asphalt production and distribution businesses is provided below.

The Asphalt Industry

         The United States asphalt market is estimated to be a 30 million-ton market that historically has been supplied by the large U.S. oil refiners. In recent years, management of the Company believes that the U.S. asphalt market has undergone significant changes. In particular, national and international demand for asphalt has increased. Further, recently established standards which require the use of higher quality asphalt for federal and state highways in the United States have increased the demand for higher quality asphalts. At the same time, recent reductions of heavy crude processing have resulted in a decrease in asphalt supply. The Company believes that these changes are favorable to asphalt suppliers such as the Company.

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

         Through its relationships with producers, refiners, suppliers, transporters and users of asphalt, including state and federal governmental departments, asphalt associations, consultants and private sector companies; as well as its strategically located asphalt distribution terminals and PG asphalt blending processes, the Company believes that it is well positioned to meet the needs of the changing asphalt market. However, the Company competes with several larger companies in the regional asphalt supply business. Competition in the asphalt supply business is based primarily on price and quality. In general, these competitors have significant financial, technical, managerial and marketing resources and, both separately and combined, represent significant competition for the Company in its markets.

         The asphalt industry is seasonal. Demand for asphalt decreases significantly during the winter months when cold weather and precipitation interferes with highway construction and repair. The Company purchases asphalt from refiners and other suppliers in the winter months, when prices are lower, stores the asphalt at its terminal facilities and manufactures and distributes finished asphalt products during the peak spring and summer months. In addition, the Company purchases asphalt throughout its peak months to resupply the terminal facilities.

Crown Asphalt Distribution, L.L.C.

         Formation and Current Development Status. On July 2, 1998, Crown Distribution was formed as a second joint venture between the Company and MCNIC. The Company and MCNIC (sometimes referred to hereafter as the members) possess sharing ratios ("sharing ratios") of 50.01% and 49.99%, respectively, in the profits, losses and obligations of Crown Distribution. Accordingly, the Company holds a majority and controlling interest in Crown Distribution and the accounts and results of operations of Crown Distribution are included within the Company's consolidated financial statements. On July 2, 1998, Crown Distribution purchased the inventory and assets of PSAC, effective June 1, 1998 ("PSAC Acquisition"). The purchased assets included asphalt supply and marketing contracts, owned and leased equipment, personal property, fixtures, equipment leases, real estate leases, technology licenses, other related agreements, certain intellectual property, products inventory, ownership interests in and to asphalt distribution facilities in Utah, Colorado, Nevada and Arizona, and certain processing rights at a refinery in Santa Maria, California. In addition, MCNIC made loans to Crown Distribution for a portion of the PSAC Acquisition, inventory purchases and its general working capital requirements.

         The Company manufactured and distributed 133,783 tons of asphalt products in 2001 up from 100,930 tons of asphalt products in 2000. Success in the asphalt manufacturing and distribution business depends on the ability to purchase inventory of base asphalt, additives and chemicals to manufacture a finished product. Typically the cost of this inventory is less expensive during the winter months when supply is greater than demand. It is during these months that the Company normally fills its storage tanks and contracts for the sale of finished product to be delivered during the paving season, generally from April through October. The cyclical nature of the purchasing and sale of product creates the requirement for a large amount of working capital. Since 1999, the Company has not had a working capital credit facility. During 2001, the Company was able to purchase asphalt and other raw materials from certain suppliers under terms not requiring a working capital credit facility. The terms were very expensive to the Company and resulted in a higher cost of goods sold than would have occurred had the Company had a conventional working capital credit facility. The Company continues to be hindered in its purchases of some raw materials because those purchases must be made from operating cash flow limiting the flexibility in supply purchases. This inflexibility caused costs to be at levels higher than desired.

         At the time of formation, the Company agreed to transfer and assign to Crown Distribution, as a capital contribution, its 66.67% membership interest in CAT, LLC. The Company was credited with a $1.5 million capital contribution to Crown Distribution as a result of the assignment of the CAT, LLC membership interests to Crown Distribution. Crown Distribution also assumed CAT, LLC's payment obligations under a promissory note. The promissory note, assumed by the Company, had an original principal balance of $1,282,070, with a balance as of December 31, 2001, of $843,207. Crown Distribution is responsible for its 67.67% of the promissory note payments. The remaining 33.33% ownership interest in CAT, LLC is owned by Foreland. The accounts and results of operations of CAT, LLC are therefore included within the consolidated financial statements of the Company with a provision for minority interest owned by Foreland.. See Item 1. Business
- Cowboy Asphalt Terminal, L.L.C. below for further information regarding CAT, LLC.

         MCNIC originally contributed the amount of $100 to the capital of Crown Distribution. MCNIC also made a capital contribution in the amount of $6,000,000 as a preferential contribution (the "Preferential Capital Contribution"). The Preferential Capital Contribution, together with an additional loan from MCNIC, was used by Crown Distribution to acquire the assets of PSAC and pay related closing and other acquisition costs. MCNIC made an additional capital contribution in the amount of $1.5 million when the Company contributed its interest in CAT, LLC to Crown Distribution that Crown Distribution immediately used to reduce the balance of the loan to MCNIC.

         Management Of Crown Distribution. Crown Distribution is governed by a management committee consisting of three managers. The Company is entitled to appoint two managers and MCNIC is entitled to appoint one manager. Management decisions are generally made by the management committee. Generally, the management committee may act through majority vote. The Crown Distribution Operating Agreement, however, requires that certain decisions ("Major Decisions") be undertaken by the unanimous vote of the committee members. Capco is the operator of Crown Distribution.

         Loans. MCNIC, pursuant to its rights granted under the Crown Distribution Operating Agreement, elected to loan Crown Distribution amounts to cover its working capital requirements in lieu of it obtaining a line of credit from an third party financial institution. As of December 31, 2001, MCNIC had loaned Crown Distribution approximately $14,935,222.

         On March 27, 2000, MCNIC delivered to the Company a notice of default demanding payment of the outstanding principal balance of the amounts loaned to Crown Distribution plus all interest accrued thereon. On June 20, 2000, MCNIC filed a Complaint in the Third Judicial District Court, Salt Lake County, Utah, against Crown Distribution. The action sought to foreclose on a mortgage and security interest claimed by MCNIC in and to the real and personal property of Crown Distribution. See Item 3. Legal Proceedings.

         The Company and Crown Distribution acted to defend against MCNIC's actions. On July 25, 2000, the Company filed suit in the United States District Court for the state of Utah, Central Division, against MCNIC, MCN and certain officers of MCN. In its Complaint (the "Crown Complaint"), the Company alleged claims against the defendants under a wide variety of causes of action. An Answer and Counterclaim to the MCNIC Complaint was filed by the Company on August 1, 2000, and named additional counterclaim defendants, MCN Energy Group, Inc. ("MCN") and certain officers of MCN and MCNIC. The Answer and Counterclaims substantially denied all of the allegations set forth in the MCNIC Complaint and asserted defenses, claims and counterclaims. The Answer and Counterclaims further argued that certain of MCNIC's allegations were lacking in either legal or factual basis.

         MCNIC, MCN and the Company agreed to submit the Complaint, the Crown Complaint and the Answer and Counterclaim to binding arbitration. The arbitration concluded in August 2001. On November 5, 2001, the Company received the decision of the arbitrator (the "Arbitrator") in the dispute between the Company and MCNIC in which it was held that the loans made by MCNIC to Crown Distribution are currently due and payable along with accrued interest ("Damage Award"). On February 07, 2002, the Third Judicial Court, Salt Lake County, Utah confirmed the Damage Award and entered a judgment in favor of MCNIC. The amount of the Damage Award judgment as of March 29, 2002, including accrued interest is $20,266,822.71, and continues to accrue interest daily of $5,102.84. As is discussed elsewhere within this Report, if the Company exercises the option (the "Option") given it under the Settlement Agreement to purchase all of MCNIC's interests in, or relating to, Crown Distribution, the amount owing under the Damage Award will be discharged. See Item 3. Legal Proceedings.

         Distributions: Allocations Of Profits and Losses. Until such time as MCNIC has received the return of its Preferential Capital Contribution and a 15% internal rate of return on its investment in Crown Distribution, Crown Distribution is obligated to distribute to MCNIC 50% of the net cash flow from operations. The remaining cash flow balance is distributed roughly 50% to MCNIC and 50% to the Company (in accordance with their respective sharing ratios). During 2001, no distributions were made. In the event of liquidation, MCNIC would receive 100% of any and all amounts available for distribution up to its outstanding Preferential Capital Contribution balance and remaining amounts would be distributed in proportion to the member's capital account balances. Profits and losses are generally allocated in accordance with the members' respective sharing ratios. However, after profits are allocated to offset any previous allocations of losses made to members, in the event of a complete liquidation of Crown Distribution, profits will be allocated 100% to MCNIC until its Preferential Capital Contribution and the 15% rate of return has been satisfied.

         Management Agreement. Pursuant to an Operating and Management Agreement (the "Management Agreement"), Capco is the operator of Crown Distribution and manages and conducts its business including the negotiation and execution of contracts, the buying and selling of asphalt, and the paying of expenses. As compensation for the services rendered under the Management Agreement, the Company receives: (i) a monthly fee of $5,000; (ii) the payment of all out-of-pocket expenses incurred through the performance of its duties; (iii) the reimbursement of the reasonable salaries, wages, overtime and other similar compensation paid to employees of the Company in relation to their management services under the Management Agreement; and (iv) a monthly overhead charge of $10,000.

         The term of the Management Agreement is five years, which term will be automatically extended for unlimited successive one-year periods unless either party furnishes the other with written notice at least 90 days prior to the expiration of any such initial or extended period. During the initial term of the Management Agreement, the Company can be removed only for good cause by the affirmative vote of the management committee. The Management Agreement also contains provisions allowing the replacement of the Company as the operator, after the initial five-year term on economic grounds. Such a decision would require the majority vote of the management committee of Crown Distribution. Two of the members of the management committee are nominees of the Company.

         The Company and third parties store and throughput asphalt through excess capacity at the terminal facilities for an industry standard fee.

Cowboy Asphalt Terminal, L.L.C.

         Formation and Acquisition of Assets. CAT, LLC is a joint venture between the Company and Foreland. Foreland is engaged in the asphalt roofing products business. On June 16, 1998, CAT, LLC was formed to acquire an asphalt terminal and related refinery assets and real property located in Woods Cross, Utah (the "Cowboy Terminal Assets"). The real property acquired by CAT, LLC as part of the Cowboy Terminal Assets is referred to hereinafter as the "Cowboy Terminal Property".

         On September 11, 1998, CAT, LLC, Capco, Foreland and Refinery Technologies, Inc., a Utah corporation ("Refinery Technologies"), entered into an Assignment and Agreement (the "Assignment Agreement") under which Refinery Technologies assigned all of its ownership rights in and to the Cowboy Terminal Assets purchase contract to CAT, LLC. In turn, CAT, LLC agreed to assume all of the obligations under the real property purchase contract, and issued a promissory note in connection with the purchase in the amount of $1,067,111 to the former owner.

         On January 9, 1999, CAT, LLC purchased the Cowboy Terminal Assets for $1,477,070 (net of $496,441 of deposits paid in 1998). CAT, LLC paid $195,000 in cash at closing and executed and delivered a promissory note in the amount of $1,282,070. This promissory note is payable in 84 equal monthly installments of $20,627 beginning on February 1, 1999, and ending on January 1, 2006. The note bears interest at the rate of 9% and is secured by a deed of trust encumbering the Cowboy Terminal Property.

         The Company and Foreland initially owned sharing ratios ("sharing ratios") of 66.67% and 33.33%, respectively, in the profits, losses and obligations of CAT, LLC. However, the Company has assigned its sharing ratios and ownership interests in CAT, LLC to Crown Distribution. In connection with the transfer of the 66.67% interest in CAT, LLC to Crown Distribution, Crown Distribution assumed payment obligations under this promissory note. See Item 1. Business - Crown Asphalt Distribution, L.L.C.

         The Cowboy Terminal Property has been divided into portions dedicated:
(i) to the exclusive uses of the Company for its asphalt paving products business and; (ii) to the exclusive uses of Foreland for its asphalt roofing products business. Revenues or profits generated by such exclusive uses will belong to the Company or Foreland, as the case may be, and the other party will have no right to participate in the revenues, profits or income generated by the business of the other with respect to such exclusive uses. Further, the use of the Cowboy Terminal Property by the Company and by Foreland is free of charge or other cost above the parties' respective operating costs.

         The CAT, LLC Operating Agreement obligates both the Company and Foreland to make additional capital contributions equal to one-half of any additional amounts needed for: (i) CAT, LLC to fulfill its obligations, not to exceed $650,000, under any corrective action plan that may be accepted by CAT, LLC and the Utah Department of Environmental Quality with respect to certain environmental conditions at the Cowboy Terminal Property; and (ii) legal costs incurred in the purchase or related to the environmental matters in (i) of this paragraph. The CAT, LLC Operating Agreement also obligates Crown Distribution and Foreland to make additional capital contributions, in proportion to their ownership percentages, in order to fund any additional amounts required for CAT, LLC to fulfill its obligations under the purchase contract for the Cowboy Terminal Assets, for environmental management and containment costs, expenses for operations, or the construction of certain approved capital improvements to the Cowboy Terminal Property. None of the foregoing additional contributions will result in an increase in the number of units or percentage interests held by the Company or Foreland.

         CAT, LLC has title to the Cowboy Terminal Property and the Company has the exclusive right to use portions thereof for its asphalt terminal operations. Refinery Technologies did, however, retain certain contract rights with respect to the Cowboy Terminal Assets, certain rights to receive payments upon any liquidation of CAT, LLC and a right of first refusal to purchase the Cowboy Terminal Property or membership interests in CAT, LLC under certain conditions.

         Management of Cowboy Asphalt Terminal, LLC. CAT, LLC is operated by Capco. The operator generally has authority to conduct the day-to-day business and affairs of CAT, LLC. Certain matters must be approved by members holding 75% or more of the outstanding units of CAT, LLC. The Company is not compensated for its services as operator.

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

         Under the Crown Ridge Operating Agreement, MCNIC initially funded 75% and the Company 25% of the amounts required by Crown Ridge to construct the Facility. The Company was initially required to contribute: (i) $500,000 of oil sand leases and technology; and (ii) the obligation to lease certain mining equipment for the Facility up to $3,500,000 in value. Both MCNIC and the Company made additional contributions as were required pursuant to the contract for the construction of the Facility and as otherwise unanimously agreed to by the Company and MCNIC. As of December 31, 2001, the Company had made cash contributions of approximately $5,663,985 to Crown Ridge and has invested a total of approximately $6,904,086 in the development of Crown Ridge, which includes costs incurred prior to the joint venture with MCNIC.

         Because operations at Crown Ridge did not yet require it, the Company did not contribute as part of its capital contribution, the leased mining equipment contemplated when the entity was formed. To replace the foregoing obligation to lease certain mining equipment as its required capital contribution, on July 20, 1999, the Company's CAC subsidiary, at the demand of MCNIC, executed a promissory note in the amount of $2,991,868 (the "CAC Loan"), bearing interest at the prime rate plus 1% per annum, adjusted monthly, and providing for interest only payments of $20,757 per month through July 20, 2004. On August 20, 2001, CAC and MCNIC agreed that the Facility would not be able to operate commercially and the interest only period was extended under the CAC Loan and no principal payments were due until July 20, 2004. The CAC Loan was secured by that portion of CAC's sharing ratio in Crown Ridge directly attributable to the proceeds of the loan. The gross proceeds of the CAC Loan ($2,991,868.66) were treated as a capital contribution by CAC to Crown Ridge. As a result of the execution of the Settlement Agreement, the Company's obligations under the CAC Loan have been discharged.

         During the start-up of the Facility mechanical and process difficulties were experienced that affected production economics. Extensive research and engineering to develop a solution to these problems was conducted and tested in a pilot study at the Facility during 2000. MCNIC, as the majority owner of Crown Ridge, has solely managed the operation of the pilot plant and study. In order for the Facility to achieve commercial production, significant capital investment in the Facility will be required. The Company does not now have, or expect to have in the near future, the financial wherewithal to contribute its pro rata share of the capital investment.

         The Company has previously impaired the value of its Crown Ridge interest in its Consolidated Financial Statement for the year ending December 31, 2000. On March 8, 2002, the Company assigned its interest in Crown Ridge to MCNIC pursuant to the Settlement Agreement in return for: (i) the granting to CAC of a one percent (1%) non-cost bearing overriding royalty interest in the "A" tract at Asphalt Ridge; (ii) the assignment to CAC of a three percent (3%) non-cost bearing overriding royalty interest in Crown Ridge's other properties at Asphalt Ridge; (iii) the elimination of the CAC Loan; and (iv) the payment by MCNIC of a judgment against CAC by Morrison Knudsen (the "MK Judgment") which arose out of the construction of the Facility, and the indemnification of the Company against the MK judgment. Given the: (i) extreme financial and legal pressures confronting the Company, and Crown Ridge specifically; and (ii) continuing technical difficulties experienced at Crown Ridge, Management of the Company believes that its actions with regard to Crown Ridge are in its best interests. See Item 3 Legal Proceedings.

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

         The Company and its subsidiaries are also subject to Environmental Laws that impose liability for costs of cleaning up contamination resulting from past spills, disposal and other releases of substances. In particular, an entity may be subject to liability under the Federal Comprehensive Environmental Response, Compensation and Liability Act and similar state laws that impose liability - without a showing of fault, negligence or regulatory violations - for the generation, transportation or disposal of hazardous substances that have caused or may cause environmental contamination. In addition, an entity could be liable for cleanup of property it owns or operates even if it did not contribute to contamination of such property.

         The Company expects that it may be required to expend funds to comply with federal, state and local provisions and orders which relate to the environment. Based upon information available to the Company at this time, the Company believes that compliance with such provisions will not have a material effect on the capital expenditures, earnings and competitive position of the Company.

Subsidiaries of the Company

         Crown Asphalt Corporation, a Utah corporation which is a wholly owned subsidiary of the Company, was organized October 24, 1985, and was acquired by the Company on September 30, 1992. Crown Asphalt Corporation owns an overriding royalty interest in the properties of Crown Ridge. See Item 1. Crown Asphalt Ridge, L.L.C.

         Capco is a wholly owned subsidiary of the Company that was formed in 1991. Until 1998, Capco was a dormant entity. The Company activated Capco for the purpose of conducting an asphalt marketing and distribution business. Capco is a member of and holds 50.01% of the membership interests in Crown Distribution and currently owns the Rawlins Asphalt Terminal.

         On July 2, 1998, Crown Distribution was formed as a second joint venture between the Company and MCNIC. Crown Distribution is owned 50.01% by the Company and 49.99% by MCNIC. Crown Distribution was formed to acquire the inventory and assets of PSAC. Crown Distribution is a member of and holds 66.67% of the membership interests in CAT, LLC. The Company includes within its consolidated financial statements the accounts and results of operations of both Crown Distribution and CAT, LLC.

Employees

         As of April 1, 2001, the Company had 44 full and part-time employees. None of the Company's employees are represented by a union or other collective bargaining group. Management believes that its relations with its employees are good.

Segments

         The Company considers its principal business to be within one industry segment. For information regarding the breakdown of revenues and operating results for the Company and its operational units, see Note 17 to the Consolidated Financial Statements of Crown Energy Corporation.

ITEM 2.  PROPERTIES

         The Company conducts its business operations at 215 South State, Suite 650, Salt Lake City, Utah, where it has approximately 10,284 square feet of office space under lease until July 31, 2001. On October 30, 2000, the Company notified the landlord of the lease that it would exercise its option under the lease to terminate the lease effective July 31, 2001, and is currently leasing the space on a month-to-month basis. The Company has an obligation to pay the landlord the unamortized cost of the tenant improvements and commissions as of the July 31, 2001, termination date. On November 17, 2000, the Company purchased a building in Woods Cross, Utah adjacent to the Cowboy Terminal Property executing a promissory note of $264,750.00 payable over 120 payments for the purchase price. The Company plans to relocate its offices to this building, and management of the Company believes that building will be sufficient for its needs and believes that it will be able to obtain suitable other space in the Salt Lake City area in the alternative.

         Crown Distribution owns asphalt distribution facilities located in Utah, Colorado, Nevada and Arizona. These properties are used by the Company to store, process, blend, manufacture and sell finished asphalt products in its western United States target market. All of Crown Distribution's assets are encumbered by the Damage Award judgment and security interest of MCNIC. See
Item 1. Business - Crown Asphalt Distribution, L.L.C. and Item 3. Legal Proceedings.

         The Company, through its subsidiary Capco, owns the Rawlins Asphalt Terminal. These properties are used to store, process, blend, manufacture and sell finished asphalt products. All of the Rawlins Asphalt Terminal assets are encumbered by the lien and security interest of Community First National Bank, which advanced the purchase price for such assets.

         CAT, LLC's asphalt distribution and storage facility is located in Woods Cross, Utah, just north of Salt Lake City. CAT, LLC owns all of the assets and underlying real property of the Cowboy Terminal Property, which is encumbered by a Deed of Trust in favor of the seller.

ITEM 3.  LEGAL PROCEEDINGS

         On May 21, 1998, Road Runner Oil, Inc. ("Road Runner") and Gavilan Petroleum, Inc. ("Gavilan") filed an action in the Third Judicial District Court, Salt Lake County, State of Utah, as Civil #98-0905064 against the Company and its President. The action relates to the purchase by Road Runner of 100% of the stock of Gavilan in 1997, and generally seeks to: (i) obtain corporate records of Gavilan in the Company's possession relating to the amount of oil and gas royalties potentially owed to third parties prior to the sale of Gavilan Stock to Roadrunner, and (ii) to determine the amount of royalties owed. The action further alleges, on behalf of Gavilan, claims of breach of fiduciary duty, professional negligence and mismanagement against the Company's President for alleged mismanagement of Gavilan's affairs. The Plaintiffs seek injunctive relief requiring the tendering by the Company of the referenced records and such damages as may be proven at trial. The Company believes that the Plaintiff's claims are groundless and that it is entitled to payment of the $75,000, plus accrued interest, still owed by Road Runner as part of the purchase price for Gavilan. In addition, since the action was filed, the Company has tendered the corporate records to the Plaintiffs. On March 8, 2000, the Company filed an answer denying liability and filed a counterclaim against Road Runner and Gavilan for breach of contract and declaratory judgment. The Company is not certain as to whether or not the outstanding balance under the promissory note is collectible by the Company. No evaluation presently can be made as to the final outcome of this case or the likelihood or range of potential loss or recovery, in any.

         On July 12, 1999, Morrison Knudsen Corporation ("MK") filed a Complaint in the Eighth Judicial District Court, Uintah County, State of Utah, alleging that CAC had breached an agreement whereby MK would provide certain mining services for CAC at Crown Ridge's Facility in Uintah County, Utah (the "Project"). Judgment in favor of MK was entered on January 30, 2001, in the principal amount of $303,873.39, $49,062.33 of pre-judgment interest and $2,033.14 of costs, which totals $354,968.86. The Settlement Agreement obligates MCNIC to pay the MK Judgment and indemnify the Company from any associated cost, and the case has been subsequently dismissed.

         In late July and August, 2001, the Company participated in a binding arbitration proceeding (the "Arbitration") in Salt Lake City, Utah against MCNIC, its related entities and certain of their officers. The Arbitration addressed all claims previously asserted between the parties either in the Third Judicial District Court of Salt Lake County in a proceeding entitled MCNIC Pipeline & Processing Company v. Crown Asphalt Distribution Civil No. 00904867 (the "State Action") and the proceeding filed in the United States District Court for the District of Utah Central Division entitled Crown Energy Corporation, et al. v. MCN Energy Group, Inc. et al., Civil No. 2CV-0583ST (the "Federal Action"). In summary, in the State Action, MCNIC alleged that funds previously advanced by it to Crown Distribution in an amount in excess of $14 million, plus interest, were immediately due and payable. MCNIC also sought the appointment of a receiver for Crown Distribution's assets and sought to foreclose on security interests in the assets of Crown Distribution.

         In contrast, the Company asserted that the funds previously advanced to Crown Distribution by MCNIC were part of a revolving credit facility which was not due and payable at that time and from which Crown Distribution should be able to make additional draws. Further, the Company sought recovery against MCNIC, its related entities and certain of its officers under other causes of action, including breach of fiduciary duties, economic duress, breach of implied covenants of good faith and fair dealing, breach of contracts and intentional interference with business relations.

         On October 31, 2001, the Arbitrator issued a damage award (the "Damage Award") in which he held that MCNIC's loans were due and payable with interest accruing on such loans from 8% to 18%, depending upon the particular loan involved. The decision also failed to find for the Company on its claims against MCNIC, its related entities and officers. The Damage Award was subsequently confirmed by the Third Judicial District Court of Salt Lake County, state of Utah on February 7, 2002. The amount of the Damage Award as of March 29, 2002, is $20,266,822.71, with interest accruing daily in the amount of $5,102.84.

         In addition, the Arbitrator awarded $2,609,518.69 in fees and costs (the "Fee Award") to MCNIC against the Company and its related entities on a joint and several basis. The Fee Award has yet to be confirmed by the appropriate Utah state court and proceedings regarding it have been stayed as further explained below.

         On March 8, 2002, the Company and MCNIC, its related entities and certain of its officers executed the Settlement Agreement. Pursuant to the Settlement Agreement, the Company transferred all of its interests in Crown Ridge and the leases relating to the Asphalt Ridge properties to MCNIC. In addition, the Company and its officers agreed not to compete with Crown Ridge in the Western United States and Western Canada in any way with regard to tar sands leasing, mining, extraction or processing for a period of three years. However, the Settlement Agreement provides that the Company may continue to conduct its present business of buying, storing, blending and selling asphalt.

         In exchange for the assignment of the Crown Ridge interest, the Company received (i) MCNIC's commitment to pay the MK Judgment and its indemnification of the Company from the MK Judgment, (ii) the assignment from Crown Ridge of a 1% non-cost bearing, overriding royalty interest in the sales proceeds received by Crown Ridge or its successors and assigns from any products produced on the assigned leases of "Tract A" at Asphalt Ridge and a 3% non-cost bearing, overriding royalty interest in proceeds received by Crown Ridge or its successors and assigns from any other lands which are currently leased by Crown Ridge or the Company, and (iii) the mutual release between the parties of any known or unknown claims between them relating to Crown Ridge, including the obligation of the Company to pay the CAC Loan.

         Pursuant to the Settlement Agreement, the Company also acquired an option to purchase all of MCNIC's rights, title and interests in, or relating to, Crown Distribution (including its right to receive the Damage Award and the Fee Award) for an amount equal to $5,500,000 (the "Purchase Price"). The Settlement Agreement provides that the Purchase Price shall be paid through the payment of $200,000 at execution with the balance due upon the closing of the Option (if such closing occurs on or before April 30, 2002). After April 30, 2002, the Company shall have the right to extend the Option until September 30, 2002, by making an additional $100,000 payment for each 30 days by which the Option is extended. If the Company closes under the Option, then all payments made to MCNIC shall be credited against the Purchase Price. If, however, the Company does not exercise the Option, the initial $200,000 payment shall be credited against the Company's ultimate liability under the Fee Award.

         Promptly following the execution of the Settlement Agreement, the Company and MCNIC stayed all pending litigation relating to the Arbitration or any enforcement of its conclusion issued as a result of it. The Settlement Agreement provides that if the Company does not exercise the Option, MCNIC may execute on the Damage Award and that the parties may either move to confirm or appeal, as the case may be, the Fee Award.

         Management of the Company believes that under the severe legal and financial constraints facing the Company as a result of the Arbitration's outcome, the negotiation and execution of the Settlement Agreement were in the best interests of the Company and its shareholders. Management of the Company is presently taking actions intended to permit it to exercise the Option but cannot assure that it will be successful in obtaining the requisite financing on terms which are acceptable to the Company. Further, the Company cannot describe what form future financing might take.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to the Company's shareholders for vote during the fourth quarter of fiscal year 2001.


ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers and directors of the Company, their ages and their positions are set forth below:

                NAME            AGE                     POSITION
                ----            ---                     --------
             Jay Mealey          45    Chairman of the Board of Directors, Chief
                                             Executive Officer, President,
                                                       Treasurer
         Stephen J. Burton       56                    Secretary
         Andrew W. Buffmire      55                     Director

         Jay Mealey has served as President and Chief Operating Officer and as a director of the Company since 1991. Mr. Mealey was appointed as Chief Executive Officer in April 1999, treasurer in October 2000, and will serve as Chief Executive Officer, President and Treasurer and as a director, until a new officer and director, respectively, are appointed or elected and qualified. Mr. Mealey has been actively involved in the oil and gas exploration and production business since 1978. Prior to employment with the Company, Mr. Mealey served as Vice President of Ambra Oil and Gas Company and prior to that worked for Belco Petroleum Corporation and Conoco, Inc. in their exploration divisions. Mr. Mealey is responsible for managing the day-to-day operations of the Company.

         James A. Middleton has served as a director since February 1996 and served as Chief Executive Officer from December 1996 through April 16, 1999. As of March 29, 2002, Mr. Middleton resigned as a director for personal reasons.

         Stephen J. Burton was elected Secretary in October 2000. Mr. Burton has held various accounting positions with the Company since 1989. He is currently responsible for the Company's Human Resources Department. Mr. Burton graduated from Utah State University in 1986.

         Andrew W. Buffmire is the Vice President Business Development for publicly traded Ubiquitel, Inc., a wireless telecommunications company headquartered in Conshohocken, Pennsylvania. Prior to joining Ubiquitel, Buffmire was a Director in the business development group at Sprint PCS, a national wireless telecommunications service provider from October 1997 until May 2001. Before joining Sprint PCS, Buffmire was an attorney in private legal practice in Salt Lake City, Utah for 16 years, with the exception of two years (1985-1987), when he was the founder, general counsel and registered principal of an NASD-registered investment-banking firm.

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

         CALENDAR QUARTER ENDED                  HIGH BID       LOW BID
         ----------------------                  --------       -------
         March 31, 2001                            .02            .015
         June 30, 2001                             .125           .035
         September 30, 2001                        .075           .06
         December 31, 2001                         .085           .02

         March 31, 2000                           .0625          .0625
         June 30, 2000                             .468           .017
         September 30, 2000                        .187           .125
         December 31, 2000                         .125           .06

         As of March 31, 2002, the high bid and low offer quotations reported by the National Quotation Bureau were $.04 and $.011, respectively. On April 1, 2002, approximately739 shareholders of record held the Company's common stock. The Company declared and paid no dividends in 2001.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The financial data included in the following table has been derived from the financial statements for the periods indicated. The financial statements as of and for the year ended December 31, 1997, were audited by Pritchett, Siler & Hardy, P.C., independent public accountants. The financial statements as of and for the year ended December 31, 1998 and December 31, 1999, were audited by Deloitte & Touche, LLP, independent public accountants. The financial statements as of and for the year ended December 31, 2000, and December 31, 2001, were audited by Tanner + Co., independent public accountants. The following financial data should be read in conjunction with the financial statements and related notes and with management's discussion and analysis of financial conditions and results of operations included elsewhere herein.

                                                                  Year Ended December 31
                                                                  -----------------------
                                                              (In thousands except per share)

                                             2001            2000           1999          1998           1997
                                             ----            ----           ----          ----           ----
Net Revenues                                  $27,033         $22,787        $35,519      $23,836             $87
Income (Loss) from
  Continuing Operations                       ($6,488)       ($18,361)       ($3,054)       ($498)        ($1,153)
Income (Loss) Per Share
  From Continuing Operations                   ($0.51)         ($1.39)        ($0.26)      ($0.07)         ($0.11)
Total Assets                                  $15,717         $17,052        $33,114      $23,571          $6,610
Total Long-Term Obligations                   $11,130         $11,337        $11,333       $4,326           $0.00
Redeemable Preferred Stock                     $4,953          $4,896         $4,840       $4,783          $4,726
Cash Dividends Per Common Share
                                                $0.00           $0.00          $0.00        $0.00           $0.00
Common Stockholders' Equity                  ($27,994)       ($21,050)       ($2,276)        $767          $1,749

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

         Forward-looking statements are subject to known and unknown risks, uncertainties and other factors, including but not limited to changes in economic conditions generally or with respect to the Company's asphalt products market in particular, new or increased governmental regulation, increased competition, shortages in labor or materials, delays or other difficulties in shipping or transporting the Company's products, risks related to the financing of the Company's operations (including the risk of loss of certain operating assets serving as collateral to secure such financing), and other similar risks inherent in the Company's operations or in business operations generally. Any such risks or uncertainties, either alone or in combination with other factors, may cause the actual results, performance or achievements of the Company to differ materially from its anticipated future results, performance or achievements (which may be expressed or implied by such forward looking statements). Consequently, the following management's discussion and analysis, including all forward-looking statements contained therein, are qualified and limited by the foregoing cautionary factors. Interested persons are advised to consider all forward-looking statements within the context of such cautionary factors.

Liquidity and Capital Resources

         At December 31, 2001, the Company had cash and other current assets of $5,502,842 as compared to cash and other current assets of $6,761,595 at December 31, 2000. The decrease of $1,258,753 was generally due to a reduction in year end asphalt inventory levels. The Company's wholly owned subsidiary, Capco, is the majority owner of Crown Distribution, and also conducts asphalt distribution independent of Crown Distribution. Together Capco and Crown Distribution accounted for most of the companies cash and other current assets. As of December 31, 2001, Capco and Crown Distribution had cash and other current assets of approximately $5,343,836, consisting primarily of $2,536,048 in cash, $1,358,022 in inventory and $1,363,883 in accounts receivable, excluding related party balances. The Company's business is capital intensive and requires a working capital credit facility to operate efficiently. The Company has not had such a credit facility since 1999, which has resulted in lowered profitability. Until 1999, MCNIC provided loans to Crown Distribution for inventory purchases and general working capital requirements. As of December 31, 2001, those loans had a principal balance of $14,935,222. The Company plans to diminish part of its working capital constraints by structuring favorable supply arrangements with its suppliers in 2002.

         On March 27, 2000, MCNIC delivered to the Company a notice of default demanding payment of the outstanding principal balance of the amounts loaned to Crown Distribution plus all interest accrued thereon. On June 20, 2000, MCNIC filed a Complaint in the Third Judicial District Court, Salt Lake County, Utah, against Crown Distribution. The action sought to foreclose on a mortgage and security interest claimed by MCNIC in and to the real and personal property of Crown Distribution. See Item 3. Legal Proceedings.

         The Company and Crown Distribution acted to defend against MCNIC's actions. On July 25, 2000, the Company filed suit in the United States District Court for the state of Utah, Central Division, against MCNIC, MCN and certain officers of MCN. In its Complaint (the "Crown Complaint"), the Company alleged claims against the defendants under a wide variety of causes of action. An Answer and Counterclaim to the MCNIC Complaint were filed by the Company on August 1, 2000, and named additional counterclaim defendants, MCN Energy Group, Inc. ("MCN") and certain officers of MCN and MCNIC. The Answer and Counterclaims substantially denied all of the allegations set forth in the MCNIC Complaint and asserted defenses, claims and counterclaims. The Answer and Counterclaims further argued that certain of MCNIC's allegations were lacking in either legal or factual basis.

         MCNIC, MCN and the Company agreed to submit the Complaint, the Crown Complaint and the Answer and Counterclaim to binding arbitration. The arbitration concluded in August 2001. On November 5, 2001, the Company received a decision of the Arbitrator in the dispute between the Company and MCNIC where it was ruled that the loans made by MCNIC to Crown Distribution are currently due and payable along with accrued interest ("Damage Award"). On February 07, 2002, the Third Judicial Court, Salt Lake County, Utah confirmed the Damage Award and entered a judgment in favor of MCNIC

         On February 05, 2002, the Company received a final decision of the Arbitrator awarding legal fees and costs incurred in the dispute between MCNIC and the Company to MCNIC in the amount of $2,609,519 (the "Fee Award"). The Fee Award was entered jointly and severally against Crown Distribution, Crown, Capco, CAC, and Crown Ridge.

         Crown Distribution also owed MCNIC an additional $5,325,723 at December 31, 2001, with respect to the Preferential Capital Contribution that funded Crown Distribution's acquisition of the assets of PSAC. See Item 1. Business - Crown Asphalt Distribution, L.L.C. The Preferential Capital Contribution requires payment solely from 50% of the cash flow from Crown Distribution's operations until repayment of the face amount plus a 15% rate of return.

         On March 8, 2002, the Company and MCNIC entered into an agreement ("Settlement Agreement") in which the execution of the Damage Award judgment and the proceedings to confirm the Fee Award in the Third Judicial Court, Salt Lake County, Utah were both stayed. The terms of the Settlement Agreement also provide that the Company will have the option to purchase all of MCNIC's interest in Crown Distribution by the payment of certain amounts on or before September 30, 2002, and that the stay of the execution of the Damage Award judgment and the proceeding relating to the Fee Award will continue as long as the option to purchase remains valid. Upon execution of the option to purchase and closing by the Company, both MCNIC and the Company will mutually release the other party from and against all claims, obligations and liabilities (including the Damage Award, Fee Award and Preferential Capital Contribution). See Item 3. Legal Proceedings. The Company will be required to raise substantial additional capital to exercise the option to purchase MCNIC's interest in Crown Distribution. This may require the Company to sell all or part of its assets to finance the capital requirements. There is no assurance that the Company will be able to raise the necessary capital or that the Company will be able to complete the purchase of MCNIC's interest. This could result in the foreclosure by MCNIC of substantially all of the assets of Crown Distribution. Although the Company would vigorously defend against confirmation of the Fee Award against Crown, Capco and CAC, there can be no assurance that the Company would prevail due to the inherent risks of litigation. If MCNIC were to prevail and receive a joint and several judgment for the Fee Award, substantially all of the remaining assets of the Company would be at risk of loss to satisfy such a judgment. This would place the Company at serious risk of insolvency and interested parties are encouraged to note the significant risk of complete loss.

         The Company remains open to other asphalt related business opportunities to complement its existing asphalt distribution capabilities. There can be no assurance that the Company can obtain additional capital financing required to finance such transactions on acceptable terms and conditions.

         The Company has a portion of its accounts receivable subject to the risks and uncertainties of litigation (see Item 3. Legal Proceedings) and subject to related collection risks. The Company is seeking other ways to finance its working capital requirements, but there can be no assurance that such working capital financing can be secured by the Company. In the event that the Company is unable to collect its current accounts receivables, or the Company is unable to secure the necessary working capital line of credit for its operations from third party sources, or if the Company's operating losses and working capital deficits continue, or if the Company is unable to recoup the losses, the Company may not have sufficient capital to operate through 2002.

         As part of the Settlement Agreement, the Company assigned to MCNIC all of its interest in Crown Ridge. In return the Company received: (i) the assignment to CAC of a one percent (1%) non-cost bearing overriding royalty interest in the "A" tract at Asphalt Ridge; (ii) the a assignment to CAC of a three percent (3%) non-cost bearing overriding royalty interest in Crown Ridge's other properties at Asphalt Ridge; (iii) the elimination of the promissory note from CAC to MCNIC; and (iv) the payment by MCNIC of the MK judgment and indemnification of the Company against the MK judgment. The Company will have no further costs in Crown Ridge. See Item 3. Legal Proceedings.

         Results of Operations

         2001 vs. 2000

         Total revenue increased from $22,787,103 for the year ended December 31, 2000, to $27,032,658 for the year ended December 31, 2001, an increase of 18.63%. This increase was primarily due to an increase in sales volume which was a direct result of the Companies ability to purchase inventory from cash flow and as a result of supply arrangements reached with its suppliers.

         The Company's gross profit increased from approximately ($817,960) or -3.59% for the year ended 2000 to approximately $2,906,468 or 10.75% for the year ended 2001. This increase was due to an overall reduction in the Company's cost of basestock asphalt, because of the ability to bring in asphalt inventory during the winter months when cost is significantly lower which it was not able to do in 2000 due to financing difficulties resulting from working capital constraints. (See "Item 3. - Legal Proceedings"). Another factor contributing to the increased profit was improved operating efficiencies at the facilities. The Company believes continued cost cutting procedures will favorably impact gross margins in 2002, but the lack of an adequate working capital credit facility could partially offset those margins.

         General, administrative and provision for bad debt expenses decreased from $4,590,523 for the year ended December 31, 2000, to $3,479,104 for the year ended December 31, 2001, a decrease of $1,111,419. This decrease was primarily the result of having to increase the reserve for doubtful accounts in 2000 as a result of the decline in the credit worthiness of certain account balances. Cost cutting procedures in 2001 and a reduction in administrative staff also contributed to the decrease. These were partially offset by the increase in legal expenses in 2001.

         The loss from operations decreased from $16,084,230 in 2000 to $572,636 in 2001 an improvement of $15,511,594.

         Interest and other income (expenses) increased from net expenses of $2,315,344 for the year ended December 31, 2000, to net expenses of $5,964,153 for the year ended December 31, 2001, an increase of $3,648,809. The 2001 total was comprised of $3,326,549 in interest costs related to the Crown Distribution's Credit Facility, Preferential Capital Contribution to MCNIC and the Damage Award. Other interest expense was $692,189 on various other debt. Interest and other income was $664,104. Other expenses in the amount of $2,609,519 resulting from a final decision of the Arbitrator awarding legal fees and costs incurred in the dispute between MCNIC and the Company to MCNIC on February 05, 2002.

         Minority interest of $48,808 represents Foreland's approximate 33% interest in the loss in CAT, LLC.

         Crown Distribution had losses for the year ended December 31, 2001, of $8,669,457. The Company, through its wholly owned subsidiary Capco, owns 50.01% and MCNIC owns 49.99% of Crown Distribution. Capco is the manager and operating agent of Crown Distribution. Because there is no agreement requiring the minority shareholder, MCNIC, to guarantee the subsidiary's debt or such cumulative losses or a commitment to provide additional capital, other than working capital, all of the loss attributable to Crown Distribution, including MCNIC's 49.99% interest in the losses totaling $4,333,861.55 are included as a loss in the Company's Financial Statements.

         2000 vs. 1999

         Total revenue decreased from $35,518,541 for the year ended December 31, 1999, to $22,787,103 for the year ended December 31, 2000, a decrease of 35.84%. This decrease was primarily due to a reduction of the volume of asphalt sold during 2000. This decrease in sales volume was a direct result of a reduction in the ability of the Company to purchase inventory in a timely fashion and its resulting inability to submit competitive bids due to the loss of its working capital credit facility previously provided by MCNIC and loss of funds and disruption caused by MCNIC.

         The Company's gross margins decreased from approximately 4.81% for the year ended 1999 to approximately -3.59% for the year ended 2000. This decrease was due to an increase in the Company's cost of basestock asphalt that resulted from a reduction in the purchase of asphalt inventory during the winter months when the cost is significantly lower.

         General, administrative and provision for bad debt expenses increased from $2,745,029 for the year ended December 31, 1999, to $4,590,523 for the year ended December 31, 2000, an increase of $1,845,494. This increase was primarily due to increased legal expenses and an increase in the reserve for doubtful accounts as a result of the decline in the credit worthiness of certain account balances. These were partially offset by cost cutting procedures and a reduction in administrative staff.

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

         At year-end December 31, 2000, the company also re-assessed the recoverability of goodwill associated with the PSAC Acquisition. Due to the litigation with MCNIC, the Company was unable to secure financing needed to build up inventory at favorable prices. This lack of funding and the ongoing dispute with MCNIC has resulted in losses from operations in 1999 and 2000. Because of these circumstances the Company could not estimate the full carrying value which could be recovered through the undiscounted future cash flows from products generated from related assets. Accordingly, an impairment of $3,625,848 was recognized in the statements of operations for the year ended December 31, 2000.

         Due to the items discussed above, including the impairments, the loss from operations increased from $1,907,779 in 1999, to $16,084,230 in 2000.

         Interest and other income (expenses) decreased from net expenses of $2,494,073 for the year ended December 31, 1999, to net expenses of $2,315,344 for the year ended December 31, 2000, a decrease of $178,729. The 2000 total was comprised of $1,999,138 in interest costs related to the Preferential Capital Contribution and other loans to MCNIC, other interest expense of $577,248 on various loans, and $261,042 of interest income and other incomes

         Minority interest of $38,653 represents Foreland's approximate 33% interest in the loss in CAT, LLC.

         Crown Distribution had losses for the year ended December 31, 2000, of $11,365,018. The Company, through its wholly owned subsidiary, Capco owns 50.01% and MCNIC owns 49.99% of Crown Distribution. Capco is the manager and operating agent of Crown Distribution. Because there is no agreement requiring the minority shareholder, MCNIC, to guarantee the subsidiary's debt or such cumulative losses or a commitment to provide additional capital, other than working capital, all (100%) of the loss attributable Crown Distribution, including MCNIC's 49.99% interest in the losses totaling $5,681,372 are included as a loss in the Company's Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not believe it is subject to material risks of loss related to certain market risks, such as interest rate risks, foreign currency exchange rate risks or similar risks, and, therefore, the Company does not engage in transactions, such as hedging or similar transactions in derivative financial instruments, intended to reduce its exposure to such risks. However, the Company is subject to general market fluctuations related to the purchase of its base stock asphalt and may suffer reduced operating margins to the extent its increased costs are not passed through to its customers. Such prices generally fluctuate with the price of crude oil. The Company has been prevented from utilizing any hedging strategies to minimize any market price changes by the terms of the Operating Agreement with MCNIC. See Item 7. Management's Discussion and Analysis Results of Operations - 2000 vs. 1999.

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

         As indicated below, pursuant to Instruction G(3) to Form 10-K, portions of Items 10 through 13 of Part III of this Form 10-K are incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the Securities Act of 1933 within 120 days after the close of the Company's most recent fiscal year (the "Proxy Statement").

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information regarding directors of the Company required by this Item 10 will be set forth in the Proxy Statement, which information is incorporated herein by reference. Information regarding the executive officers of the Company required by this Item 10 is included as Item 4A of Part I of this Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K will be set forth in the Proxy Statement, which information is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

         Information required by this Item 11 will be set forth in the Proxy Statement, which information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information required by this Item 12 will be set forth in the Proxy Statement, which information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information required by this Item 13 will be set forth in the Proxy Statement, which information is incorporated herein by reference.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         Documents filed as part of this Report:

         (1) Financial statements, as set forth on the attached Index to Financial Statements.

         (2)      Exhibits, as set forth on the attached Exhibit Index.

         Schedule II: Valuation and Qualifying Accounts

         The Company filed a form 8-K on November 1, 2001, to report a final settlement, effective October 23, 2001, had been reached in the litigation between the Company's wholly owned subsidiary, Crown Asphalt Products Company ("Capco"), its majority owned subsidiary Crown Asphalt Distribution, L.L.C. ("Crown Distribution") and Santa Maria Refining Company ("SMRC"), Saba Petroleum Company ("Saba") and Greka Energy Corporation ("Greka").The Settlement Agreement between the parties requires that the terms of the settlement not be disclosed.

         The Company filed a Form 8-K on November 6, 2001, to report a decision in the arbitration conducted by it and its majority owned affiliate, Crown Asphalt Distribution, L.L.C. ("Crown Distribution") against MCN Energy Group, Inc. ("MCN") and MCNIC Pipeline and Processing Company ("MCNIC") and related parties.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CROWN ENERGY CORPORATION
                                             (Registrant)


                                         /s/ Jay Mealey
                                         -----------------------------------
                                         Jay Mealey
                                         Chief Executive Officer,

                                         Date:  April 15, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                          /s/ Jay Mealey
                                          -----------------------------------
                                          Jay Mealey
                                          Chief Executive Officer and Director

                                          Date:  April 15, 2002


                                          /s/ Alan Parker
                                          -----------------------------------
                                          Alan L. Parker
                                          Controller

                                          Date:  April 15, 2002


                                          /s/ Andrew Buffmire
                                          -----------------------------------
                                          Andrew W. Buffmire
                                          Director

                                          Date:  April 15, 2002

                                                    CROWN ENERGY CORPORATION

                                    SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS ADDITIONS


                                     Balance at         Charge to         Charge to                         Balance at
                                      Beginning          Cash and           Other                             End of
Description                            Of Year           Expenses          Accounts       Deductions           Year
-----------------------------        -----------        ----------        -----------     ----------        -----------
Year ended December 31, 2001:

Deducted from assets accounts
 Accounts receivable:
   Allowance                            $1,827,896                                           $105,414         $1,722,482
Deferred tax assets:
   Valuation allowance                   7,372,000             736,000                                         8,108,000

Year ended December 31, 2000:

Deducted from assets accounts
 Accounts receivable:
   Allowance                              $298,000          $1,529,896                                        $1,827,896
Deferred tax assets:
   Valuation allowance                   2,738,000           4,634,000                                         7,372,000

Year ended December 31, 1999:

Deducted from assets accounts
 Accounts receivable:
   Allowance                              $150,000             $77,000        $161,000        $90,000           $298,000
Deferred tax assets:
   Valuation allowance                   1,704,000           1,034,000                                         2,738,000

                                  EXHIBIT INDEX

     EXHIBIT NO.                     DOCUMENT
     -----------                     --------
         2.1 Purchase and Sale Agreement regarding Petro Source Asphalt Company, dated July 2, 1998 (15)
         2.2      Memorandum of Closing regarding Refinery Technologies, Inc.
                  (18)
         2.3      Assignment and Agreement with Refinery Technologies, Inc. (18)
         2.4 Asset Purchase Agreement (S&L Industrial) dated May 12, 1999, regarding S&L Industrial
         3.1      Articles of Incorporation (6)
         3.2 Certificate of Voting Powers, etc. of the Company's Preferred Stock (10)
         3.3      Amended Bylaws (1)
         4.1 Convertible Debenture - Agreement dated May 6, 1997, between Crown Energy Corporation and Oriental New Investments, Ltd.
                  (7)
         4.2      Warrant with Encap Investments, L.C. (12)
         4.3 Form of Stock Option Agreements between the Company and (1) Jay Mealey, (2) Richard Rawdin and (3) Thomas Bachtell (12)
         4.4      The Crown-Energy Long Term Equity Basic Incentive Plan (13)
         4.5 Common Stock Purchase Warrant dated November 4, 1997 issued to Enron Capital & Trade Resources Corp. (10)
         4.6 Form of Warrant issued to principals of IBEX Group, Inc. and Hoffman Partners, Inc. (18)
         4.7      May 1998 Warrant issued to Ladenburg Thalmann (18)
         10.1     License Agreements with Park Guymon Enterprises, Inc., dated
                  January 20, 1989, June 1, 1990 and June 1, 1990 (3)
         10.2     Amendment to License Agreement with Park Guymon Enterprises,
                  Inc. (6)
         10.3     Employment Agreement with Jay Mealey (12)
         10.4 Consulting Agreement with IBEX Group, Inc. and Hoffman Partners, Inc. (6)
         10.5     Promissory Note issued to Jay Mealey 12/31/95 (6)
         10.6     Promissory Note issued to Thomas W. Bachtell 12/31/95 (6)
         10.7     Promissory Note issued to Thomas W. Bachtell 12/31/95 (6)
         10.8 Oil and Gas Minerals Lease, dated September 1, 1991 with Wembco, Inc. (4)
         10.9     Crown Office Space Lease (5)
         10.10    First Amendment to Crown Office Space Lease (12)
         10.11 Investment Banking Agreement with Fortress Financial Group, Ltd. (12)
         10.12    Promissory Note from Jay Mealey (12)
         10.13    Promissory Note from Rich Rawdin (12)
         10.14    Stock Pledge Agreement with Jay Mealey (12)
         10.15    Stock Pledge Agreement with Rich Rawdin (12)
         10.16 Assignment of Assets to Crown Asphalt Ridge, L.L.C. by Crown Asphalt Corporation (12)
         10.17 Assignment to Crown Asphalt Ridge, L.L.C. by Crown Asphalt Corporation (12)

         10.18    Asphalt Ridge Project Operating and Management Agreement with
                  Crown Asphalt Ridge L.L.C., dated August 1, 1997 (12)
         10.19    Sublicense and Agreement between Crown Asphalt Ridge, L.L.C.
                  and Crown Asphalt Corporation (12)
         10.20 Stock Purchase Agreement with Enron Capital & Trade Resources Corporation (10)
         10.21 Engineering, Construction, and Procurement Agreement with CEntry Constructors & Engineers, LLC (12)
         10.22 Revised Right of Co-Sale Agreement between Jay Mealey and Enron Capital & Trade Resources Corp. (11)
         10.23 Guaranty Agreement in favor of MCNIC Pipeline & Processing Company (12)
         10.24    Crown Office Space Sublease (12)
         10.25 Stock Purchase Agreement dated July 2, 1997, between Crown Energy Corporation and Road Runner Oil, Inc. (8)
         10.26    Letter Agreement with EnCap Investments L.C. (12)
         10.27 Purchase and Sale Agreement dated July 2, 1998, between Petro Source Asphalt Company and Crown Asphalt Distribution LLC (15)
         10.28 Saba Petroleum Processing Agreement for Santa Maria Refinery in California dated May 1, 1997, between Petro Source Refining Corporation and Santa Maria Refining Company and Saba Petroleum Company, which was assigned to the Company on or about July 2, 1998. (16)
         10.29 MetLife Equipment Lease dated May 1, 1997, between Petro Source Refining Corporation and MetLife Capital Corporation, which was assigned to the Company on or about July 2, 1998.
                  (16)
         10.30 PacifiCorp Property Lease dated April 1, 1996, between Petro Source Refining Corporation and PacifiCorp, which was assigned to the Company on or about July 2, 1998. (16)
         10.31 GATX Rail Car Lease dated December 10, 1987, between Petro Source Corporation and General American Transportation Corporation, assigned to the Company on or about July 2,1998
                  (16)
         10.32    Office Space Lease (16)
         10.33    Operating Agreement for Crown Asphalt Ridge, L.L.C. (17)
         10.34    Operating Agreement for Crown Asphalt Distribution L.L.C. (18)
         10.35 Operating and Management Agreement for Crown Asphalt Distribution L.L.C. (18)
         10.36    Operating Agreement for Cowboy Asphalt Terminal L.L.C. (18)
         10.37 April 3, 1998, Agreement regarding investment banking services with Ladenburg Thalmann (18)
         10.38    Indemnification Agreement with Ladenburg Thalmann (18)
         10.39 Letter Agreement between CAC, Capco, and MCNIC Pipeline & Processing Company dated July 20, 1999 (19)
         10.40 Letter Agreement between Capco and MCNIC Pipeline & Processing Company dated July 20, 1999 (19)
         10.41 First Amendment to Operating Agreement (Crown Asphalt Distribution, L.L.C.)(19)

         10.42 Loan Agreement: MCNIC Pipeline & Processing Company loan to Crown Asphalt Corporation dated July 20, 1999 (19)
         10.43    CAR Promissory Note (19)
         10.44 $1,800,000 Loan Agreement: Community First National Bank to Crown Asphalt Products Company (19)
         10.45 Letter Amendment to Community First National Bank Loan Agreement dated June 2, 1999 (19)
         10.46 Crown Energy Corporation Guaranty of Community First National Bank Loan (19)
         10.47    Assignment & Assumption Agreement (19)
         10.48    Offsite Services Agreement (19)
         10.49    Amendment to Mealey Employment Agreement (19)
         10.50    MCNIC election to proceed with additional pilot plan (1/7/00)
                  (19)
         10.51    Settlement Agreement with Zimmerman (19)
         10.52    Amendment to Settlement Agreement with Zimmerman (19)
         10.53    5th Amendment to Building Lease (19)
         10.54    January 20, 2000, Letter to MCNIC (20)
         10.55 January 7, 2000, Election to Proceed with Pilot Plant Letter to MCNIC (20)
         10.56    January 7, 2000, Additional Costs Letter to MCNIC (20)
         10.57    Agreement with Refinery Technologies, Inc. (20)
         10.58    Notice of Termination of Building Lease (20)
         10.59    Arbitration Agreement (20)
         10.60    Settlement Agreement between the Company, MCNIC and related parties
         11 Statement regarding computation of per share earnings (the information required for Exhibit 11 is set forth on page F-25 of the Financial Statements of Crown Energy Corporation of this Form 10K)
         16       Letter of Pritchett, Siler & Hardy, P.C. dated June 5, 1998
                  (14)
         21       Subsidiaries of the Company (the information required for
                  Exhibit 21 is set forth in Item 1. Subsidiaries of the
                  Company)
-----------------------------
(1) Incorporated by reference from the Company's Registration Statement on Form 10 filed with the Commission on July 1, 1991, amended August 30, 1991, and bearing Commission file number 0-19365.
(2) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1991, bearing Commission file number 0-19365.
(3) Incorporated by reference from the Company's Report on Form 8-K filed with the Commission on or about September 30, 1992, bearing Commission file number 0-19365.
(4) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1992, bearing Commission file number 0-19365.
(5) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1992, bearing Commission file number 0-19365.
(6) Incorporated by reference from the Company's Registration Statement on Form S-1 filed with the Commission on or about March 13, 1996, bearing Commission file number 0-19365.

(7) Incorporated by reference from the Company's Form 8-K filed with the Commission on or about June 12, 1997, bearing Commission file number 0-19365.
(8) Incorporated by reference from the Company's Form 8-K filed with the Commission on or about July 21, 1997, bearing Commission file number 0-19365.
(9) Incorporated by reference from the Company's Form 8-K filed with the Commission on or about November 18, 1997, bearing Commission file number 0-19365.
(10) Incorporated by reference from Enron Capital & Trade Resources Corp. Form 13D filed with the Commission on or about October 10, 1997.
(11) Incorporated by reference from Enron Capital & Trade Resources Corp. Form 13D/A filed with the Commission on or about November 12, 1997.
(12) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Commission on or about March 31, 1998, bearing Commission file number 0-19365.
(13) Incorporated by reference from the Company's Amended Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Commission on or about April 30, 1998, bearing Commission file number 0-19365.
(14) Incorporated by reference from the Company's Form 8-K filed with the Commission on or about June 9, 1998, bearing Commission file number 0-19365.
(15) Incorporated by reference from the Company's Form 8-K filed with the Commission on or about July 17, 1998, bearing Commission file number 0-19365
(16) Incorporated by reference of the Company's Amended Form 10-Q filed with the Commission for the period ending September 30, 1998, filed with the Commission on November 25, 1998.
(17) Incorporated by reference from the Company's Amended Form 8-K filed with the Commission on or about November 18, 1997, bearing Commission file number 0-19365.
(18) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Commission on or about June 14, 1999.
(19) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Commission on or about April 4, 2000.
(20) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on or about April 17, 2001.

o The Company agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to such agreement upon request by the Commission.

                                                        CROWN ENERGY CORPORATION
                                               Consolidated Financial Statements
                                               December 31, 2001, 2000, and 1999

                                                        CROWN ENERGY CORPORATION
                                      Index to Consolidated Financial Statements


                                                                     Page
                                                                     ----

Independent Auditors' Report                                         F-2

Consolidated Balance Sheet                                           F-3

Consolidated Statement of Operations                                 F-4

Consolidated Statement of Shareholders' Deficit                      F-5

Consolidated Statement of Cash Flows                                 F-6

Notes to consolidated Financial Statements                           F-8







--------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Crown Energy Corporation

We have audited the consolidated balance sheet of Crown Energy Corporation as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crown Energy Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has had substantial recurring losses from operations, is involved in significant litigation and has relied upon financing from debt to satisfy its obligations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to that matter are also described in note
2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                /s/ TANNER + CO.

Salt Lake City, Utah
February 15, 2002, except for
Note 19 which is dated February 28, 2002

--------------------------------------------------------------------------------

                                                    INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Crown Energy Corporation
Salt Lake City, Utah

We have audited the accompanying consolidated statements of operations, stockholders' deficit, and cash flows of Crown Energy Corporation and Subsidiaries (the Company) for the year ended December 31, 1999. Our audit also included the financial statement schedule for the year ended December 31, 1999 listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the Company's results of operations and its cash flows for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule for the year ended December 31, 1999, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

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


                                                      /s/  Deloitte & Touche LLP

Salt Lake City, Utah
March 29, 2000

--------------------------------------------------------------------------------

                                                                                      CROWN ENERGY CORPORATION
                                                                                    Consolidated Balance Sheet

                                                                                                   December 31,
---------------------------------------------------------------------------------------------------------------

   Assets                                                                         2001             2000
                                                                           ---------------------------------
Current assets:
   Cash and cash equivalents                                               $     2,652,858  $     2,878,141
   Accounts receivable, net of allowance for doubtful accounts of
     $1,722,482 and $1,827,896, respectively                                     1,378,610        1,419,260
   Inventory                                                                     1,358,022        2,370,887
   Prepaid and other current assets                                                 87,652           67,607
   Related party receivable                                                         25,700           25,700
                                                                           ---------------------------------

         Total current assets                                                    5,502,842        6,761,595

Property, plant, and equipment, net                                              9,590,787        9,661,174
Intangible assets, net                                                             340,430          404,400
Other assets                                                                       283,206          225,009
                                                                           ---------------------------------

         Total                                                             $    15,717,265  $    17,052,178
                                                                           =================================

------------------------------------------------------------------------------------------------------------

   Liabilities and Stockholders' Deficit
Current liabilities:
   Accounts payable                                                        $       410,564  $     1,317,222
   Preferred stock dividends payable                                             1,200,000          800,000
   Accrued expenses                                                                175,794          127,366
   Accrued arbitration costs                                                     2,609,519                -
   Accrued interest                                                              7,473,512        3,987,256
   Current portion of long-term debt                                               347,153          273,633
   Working capital loan to related party                                        14,935,222       14,935,222
                                                                           ---------------------------------

         Total current liabilities                                              27,151,764       21,440,699

Commitments and contingencies                                                            -                -

Long-term debt principally due to related party                                 11,130,056       11,336,861

Redeemable preferred stock                                                       4,952,831        4,896,227

Minority interest in consolidated joint ventures                                   476,793          427,985

Stockholders' deficit:
   Common stock $.02 par value 50,000,000 shares authorized,
     13,635,581 shares outstanding                                                 272,711          272,711
   Additional paid-in capital                                                    4,915,370        5,371,974
   Stock subscriptions receivable from officers                                   (549,166)        (549,166)
   Stock warrants                                                                  243,574          243,574
   Accumulated deficit                                                         (32,876,668)     (26,388,687)
                                                                           ---------------------------------

         Stockholders' deficit                                                 (27,994,179)     (21,049,594)
                                                                           ---------------------------------

         Total                                                             $    15,717,265  $    17,052,178
                                                                           =================================

---------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                               F-4

                                                                                      CROWN ENERGY CORPORATION
                                                                          Consolidated Statement of Operations

                                                                                       Years Ended December 31,
---------------------------------------------------------------------------------------------------------------

                                                                 2001             2000             1999
                                                          ---------------------------------------------------
Sales, net                                                $     27,032,658  $   22,787,103  $    35,518,541

Cost of sales                                                   24,126,190      23,605,063       33,811,003
                                                          ---------------------------------------------------

Gross profit (loss)                                              2,906,468        (817,960)        1,707,538

General and administrative expenses                             (3,449,053)     (3,060,627)      (2,668,011)
Provision for bad debt expenses                                    (30,051)     (1,529,896)         (77,018)
Loss on impairment of investment in equity affiliate                     -      (6,904,085)               -
Loss on impairment of goodwill                                           -      (3,625,848)               -
Equity in losses from unconsolidated equity affiliate                    -        (145,814)        (870,288)
                                                          ---------------------------------------------------

Loss from operations                                              (572,636)    (16,084,230)      (1,907,779)
                                                          ---------------------------------------------------

Other income (expense):
   Interest income                                                  65,857         157,042                -
   Interest expense                                             (4,018,738)     (2,576,386)      (2,203,591)
   Other income (expense)                                          598,247         104,000         (290,482)
   Arbitration expense                                          (2,609,519)              -                -
                                                          ---------------------------------------------------

         Total other expense, net                               (5,964,153)     (2,315,344)      (2,494,073)
                                                          ---------------------------------------------------

Loss before income taxes and minority interests                 (6,536,789)    (18,399,574)      (4,401,852)

Deferred income tax benefit                                              -               -                -

Minority Interest in losses of
  consolidated joint venture                                        48,808          38,653        1,348,336
                                                          ---------------------------------------------------

Net loss                                                        (6,487,981)    (18,360,921)      (3,053,516)

Redeemable preferred stock dividends                             (400,000)        (400,000)        (400,000)
                                                          ---------------------------------------------------

       Net loss applicable to common shares               $     (6,887,981) $  (18,760,921) $    (3,453,516)
                                                         ====================================================

Net loss per common share - basic and diluted             $           (.51) $        (1.39) $          (.26)
                                                         ====================================================

Weighted average common shares - basic and diluted              13,635,000      13,455,000       13,260,000
                                                         ====================================================


---------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                                F-5

                                                                                                            CROWN ENERGY CORPORATION
                                                                                     Consolidated Statement of Stockholders' Deficit

                                                                                       Years Ended December 31, 2001, 2000, and 1999
------------------------------------------------------------------------------------------------------------------------------------


                                     Common Stock            Additional        Stock        Common Stock Warrants
                               ---------------------------    Paid-In       Subscription  --------------------------  Accumulated
                                 Shares        Amount         Capital        Receivable    Warrants       Amount       (Deficit)
                               -----------------------------------------------------------------------------------------------------
Balance, December 31, 1998       12,968,512 $     259,370 $      5,787,340 $     (549,166)    683,750  $     243,574 $   (4,974,250)

Dividends on preferred stock
 accrued from prior years           317,069         6,341          461,092              -           -              -              -
Preferred stock accretion                 -             -          (56,604)             -           -              -              -
Dividends on preferred stock              -             -         (400,000)             -           -              -              -

Net loss                                  -             -                -              -           -              -     (3,053,516)
                               -----------------------------------------------------------------------------------------------------

Balance, December31, 1999        13,285,581       265,711        5,791,828      (549,166)     683,750        243,574     (8,027,766)

Stock issued for legal services     350,000         7,000           36,750              -           -              -              -
Preferred stock accretion                 -             -          (56,604)             -           -              -              -
Dividends on preferred stock              -             -         (400,000)             -           -              -              -

Net loss                                  -             -                -              -           -              -    (18,360,921)
                               -----------------------------------------------------------------------------------------------------

Balance, December 31, 2000       13,635,581       272,711        5,371,974      (549,166)     683,750        243,574    (26,388,687)

Stock issued for legal services                                          -              -           -              -              -
Preferred stock accretion                 -             -          (56,604)             -           -              -              -
Dividends on preferred stock              -             -         (400,000)             -           -              -              -

Net loss                                  -             -                -              -           -              -     (6,487,981)
                               -----------------------------------------------------------------------------------------------------

Balance, December 31, 2001       13,635,581 $     272,711 $      4,915,370 $    (549,166)     683,750  $     243,574 $  (32,876,668)
                               =====================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                                                     F-6

                                                                                    CROWN ENERGY CORPORATION
                                                                        Consolidated Statement of Cash Flows

                                                                                    Years Ended December 31,
------------------------------------------------------------------------------------------------------------

                                                                  2001            2000            1999
                                                             -----------------------------------------------
Cash flows from operating activities:
   Net loss                                                  $    (6,487,981)  $ (18,360,921) $  (3,053,516)
   Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
     Depreciation, depletion, and amortization                       763,607         903,864        746,674
     Provision for doubtful accounts receivable                     (105,414)      1,529,896         77,018
     Stock issued for services                                             -          43,750              -
     Impairment on investment in equity affiliate                          -       6,904,085              -
     Impairment on goodwill                                                -       3,625,848              -
     Equity in losses of unconsolidated joint venture, net
       of distributions to minority interest shareholders                  -         145,814        870,288
     Minority interest in losses of consolidated joint
       venture, net of distributions to minority interest
       shareholders                                                   48,808         126,286     (1,348,336)
     Other expenses paid through equity instruments                        -               -              -
     Changes in operating assets and liabilities
       (net of effect of acquisitions, see note 6) :
       Accounts receivable                                           146,064       2,237,169     (2,439,565)
       Inventory                                                   1,012,865        (237,021)     2,528,470
       Prepaid and other current assets                              (20,045)        (32,025)         3,789
       Related party receivable                                            -         (25,700)             -
       Other assets                                                  (58,197)       (161,241)       136,021
       Accounts payable                                             (906,658)        184,971       (725,156)
       Accrued interest                                            3,486,256       1,999,140      1,836,305
       Accrued arbitration expense                                 2,609,519               -              -
       Accrued expenses                                               48,428        (166,510)       265,571
                                                             -----------------------------------------------

         Net cash provided by (used in)
         operating activities                                        537,252      (1,282,595)    (1,102,437)
                                                             -----------------------------------------------

Cash flows from investing activities:
   Purchase of property, plant, and equipment                       (442,212)       (729,477)    (2,898,940)
   Acquisition of Rawlins Terminal                                         -               -       (266,571)
   Acquisition of Cowboy Terminal                                          -               -       (195,000)
   Investment in and advances to Crown Asphalt Ridge, LLC                  -          64,377       (562,490)
                                                             -----------------------------------------------
         Net cash used in
         investing activities                                       (442,212)       (665,100)    (3,923,001)
                                                             -----------------------------------------------

Cash flows from financing activities:
   Proceeds from borrowings on working capital loan from
     related party                                                         -               -      6,000,001
   Payments on long-term debt                                       (320,323)       (153,141)      (125,776)
   Sale of equity interest in subsidiary to a minority
     shareholder                                                           -               -        394,558
                                                             -----------------------------------------------
         Net cash (used in) provided by
         financing activities                                       (320,323)       (153,141)     6,268,783
                                                             -----------------------------------------------

Net (decrease) increase in cash and cash equivalents                (225,283)     (2,100,836)     1,243,345

Cash and cash equivalents at beginning of year                     2,878,141       4,978,977      3,735,632
                                                             -----------------------------------------------

Cash and cash equivalents at end of year                     $     2,652,858  $    2,878,141 $    4,978,977
                                                             ===============================================

Supplemental disclosure of cash flow information:
   Cash paid for interest                                    $       555,330  $      587,783 $      197,135
                                                             ==============================================

------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                             F-7

                                                        CROWN ENERGY CORPORATION
                                            Consolidated Statement of Cash Flows
                                                                       Continued
--------------------------------------------------------------------------------

Supplemental disclosure of non-cash investing and financing activities:

For the year ended December 31, 2001:

         o        The Company issued debt of $187,038 in exchange for equipment

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

--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                 F-8

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                               December 31, 2001, 2000, and 1999
--------------------------------------------------------------------------------

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

                           CAPCO owns 50.01% and MCNIC owns 49.99% of Crown Distribution. CAPCO is the general manager and operating agent of Crown Distribution. Because there is no agreement requiring the minority shareholder to guarantee the subsidiary's debt or a commitment to provide additional capital, other than working capital, all losses related to Crown Distribution (including MCNIC's 49.99% interest in the losses totaling $4,334,600 and $5,681,372 for the years ended 2001 and 2000, respectively) are included in the Company's financial statements.

                           CAT LLC is a joint venture formed on June 16, 1998 between CAPCO and Foreland Asphalt Corporation (Foreland). CAT LLC owns an asphalt terminal and storage facility. On December 21, 1998, CAPCO assigned its interest in CAT LLC to Crown Distribution. Crown Distribution owns 66.67% and Foreland owns 33.33% of CAT LLC.

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1.   Organization          Principles of Consolidation
     Continued             The  consolidated  financial  statements  include the
                           accounts  of the  Company  and its  wholly-owned  and
                           majority-owned    subsidiaries.    All    significant
                           inter-company transactions have been eliminated in consolidation.

2.   Significant           Going Concern
     Accounting            The accompanying  consolidated  financial  statements
     Policies              have been  prepared  assuming  that the Company  will
                           continue as a going concern. As of December 31, 2001,
                           the  Company  had  a  significant   working   capital
                           deficit,   an   accumulated   deficit   and  has  had
                           substantial   recurring   losses.   The  consolidated
                           operations  of the  Company  have  not had  sustained
                           profitability  and the  Company  has relied upon debt
                           financing to satisfy its obligations. As described in
                           note 8, the Company  did not  prevail in  litigation,
                           which   resulted  in  the  default  of  certain  debt
                           obligations   and   requires   the   Company  to  pay
                           substantial  legal  costs.   These  conditions  raise
                           substantial doubt about the ability of the Company to
                           continue  as  a  going  concern.   The   consolidated
                           financial  statements do not include any  adjustments
                           that  might   result   from  the   outcome  of  these
                           uncertainties.

                           The Company's ability to continue as a going concern is subject to the attainment of profitable operations or obtaining necessary funding from outside sources and settlement of certain legal obligations. Management's plan with respect to this uncertainty include inventory purchase strategies, evaluating new products and markets, minimizing overhead and other costs and obtaining settlement of certain legal obligations. However, there can be no assurance that management will be successful.

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

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

2.   Significant           Property, Plant, and Equipment
     Accounting            Property,  plant,  and equipment are recorded at cost
     Policies              and are depreciated  over the estimated  useful lives
     Continued             of the related assets. Depreciation is computed using
                           the straight-line method for financial reporting purposes. The estimated useful lives of property, plant, and equipment are as follows:

                           Plant and improvements and tankage        10-30 years
                           Equipment                                     7 years
                           Vehicles                                      5 years
                           Computer equipment, furniture,
                             and fixtures                                3 years

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

                           Revenue Recognition
                           Revenue for sales of product is recognized when a valid purchase order has been received, product has been shipped, the selling price is fixed or determinable, and collectibility is reasonably assured.

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

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

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

                           The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options outstanding, using the treasury stock method and the average market price per share during the year. Options and warrants to purchase 3,163,148, 3,463,148, and 2,911,898 shares of common stock at prices ranging from $.10 to $2.50 per share were outstanding at December 31, 2001, 2000, and 1999, respectively, but were not included in the diluted earnings (loss) per share calculation because the effect would have been antidilutive.

                           Use of Estimates in Preparing Financial Statements The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimated.

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

2.   Significant           Long-Lived Assets
     Accounting            The Company evaluates the carrying value of long-term
     Policies              assets  including  intangibles  based on current  and
     Continued             anticipated  undiscounted  cash flows and  recognizes
                           impairment when such cash flows will be less than the
                           carrying   values.   Measurement  of  the  amount  of
                           impairments, if any, is based upon the difference between carrying value and fair value.

                           Goodwill and Intangible Assets
                           The Company has recorded the amount paid in excess of the fair value of net tangible assets acquired at the date of acquisition as goodwill. For the years ended December 31, 2001, 2000, and 1999 Goodwill is amortized using the straight-line method over 20 years. After December 31, 2001 goodwill will no longer be amortized but will be evaluated annually, or as changes in circumstances may warrant for impairment according to Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangibles". Other intangible assets consist of a non-competition agreement that is being amortized over its five-year term using the straight-line method.

                           Asphalt Demerits
                           Crown's subsidiary, CAPCO, blends asphalt for sale to contractors and state agencies. The asphalt sold must meet certain specifications for a particular application. If the asphalt sold does not meet these specifications, for whatever reason, the asphalt supplier may be held liable for possible damages (asphalt demerits). Management believes that the Company's product liability insurance would cover any significant damages.

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

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

2.   Significant           Comprehensive Income
     Accounting            Comprehensive  income is reported in accordance  with
     Policies              SFAS No. 130, "REPORTING  COMPREHENSIVE INCOME". SFAS
     Continued             130 requires that an enterprise (a) classify items of
                           other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from additional paid-in capital, retained earnings, and stockholders' equity. The Company does not currently have any components of comprehensive income other than net loss.

                           Recent Accounting Pronouncements
                           In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supercedes FASB Statement 121 and APB Opinion No. 30. However, this Statement retains certain fundamental provisions of Statement 121, namely; recognition and measurement of the impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale. The Statement also retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations. This Statement also Amends ARB No. 51 to eliminate the exception of consolidation for a temporarily controlled subsidiary. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of this statement.

                           In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statement issued for fiscal years beginning after June 15, 2002. the Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the disposal of long-lived assets. Management does not expect the adoption of SFAS No. 143 to have a significant impact on the financial position or results of operations of the Company. The Company is currently assessing the impact of this statement.

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

2.   Significant           In June  2001,  the  Financial  Accounting  Standards
     Accounting            Board  issued  Statements  of  Financial   Accounting
     Policies              Standards No. 141 "Business  Combinations"  (SFAS No.
     Continued             141)and  No.  142  "Goodwill  and Other  Intangibles"
                           (SFAS  No.  142).  SFAS  No.  141  and  No.  142  are
                           effective  for the Company on July 1, 2001.  SFAS No.
                           141 requires  that the purchase  method of accounting
                           be used for all business combinations initiated after
                           June  30,  2001.  The  statement   also   establishes
                           specific   criteria  for  recognition  of  intangible
                           assets   separately   from   goodwill   and  requires
                           unallocated  negative  goodwill  to  be  written  off
                           immediately as an  extraordinary  gain.  SFAS No. 142
                           primarily  addresses the  accounting for goodwill and
                           intangible  assets  subsequent to their  acquisition.
                           The statement  requires that goodwill and  indefinite
                           lived intangible assets no longer be amortized and be
                           tested  for   impairment  at  least   annually.   The
                           amortization period of intangible assets with finite lives will no longer be limited to forty years.
                           Management  does not expect the  adoption of SFAS No.
                           141 and 142 to have a significant impact on the financial position or results of operations of the Company.

                           Stock-Based Compensation
                           The Company has elected to continue to apply Accounting Principles Board (APB) Opinion 25 (as permitted by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION). The appropriate disclosures required by SFAS No. 123 are included in note 13.

                           Reclassification
                           Certain amounts in the 2000 and 1999 consolidated financial statements have been reclassified to conform with classifications adopted in the current year.

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

3.   Property,             The  following is a summary of property,  plant,  and
     Plant and             equipment as of December 31:
     Equipment

                                                                2001               2000
                                                             ------------      ------------
                           Land                              $  1,000,000      $  1,000,000
                           Plant and improvements and
                             tankage                            7,229,051         6,801,650
                           Equipment                            2,838,476         2,640,438
                           Computer equipment,
                             furniture, and fixtures              351,909           348,098
                           Vehicles                                29,148            29,148
                                                             ------------      ------------
                           Total property, plant, and
                             equipment                         11,448,584        10,819,334

                           Less accumulated depreciation       (1,857,797)       (1,158,160)
                                                             ------------      ------------
                           Total                             $  9,590,787      $  9,661,174
                                                             ============      ============

4.   Investments           In August 1997, the Company, through its wholly owned
     In and                subsidiary,  CAC,  entered into a joint  venture with
     Advances to           MCNIC  for  the   purpose  of   developing,   mining,
     an Equity             processing, and marketing asphalt,  performance grade
     Affiliate             asphalt,   diesel   fuel,   hydrocarbons,    bitumen,
                           asphaltum, minerals, mineral resources, and other oil sand products. The joint venture resulted in the formation of Crown Ridge, which is a development stage company. During the year ended December, 31, 1997, the Company contributed cash of $433,219 and the right to its oil sand properties and a license agreement, which allows the Company to use certain patented oil extraction technology and oil sand property leases, with a book value of $2,715,428 to Crown Ridge. This technology was recorded at $500,001 by Crown Ridge. During the year ended December 31,
                           2001, and 2000, the Company made no contributions to Crown Ridge. MCNIC and the Company initially own interests of 75% and 25%, respectively, in the profits and losses of Crown Ridge. According to a settlement agreement entered into by CAC (see note
                           16) with MCNIC, CAC has assigned its interest in Crown Ridge which would have increased CAC's interest in Crown Ridge to 50% once operations of Crown Ridge were generating sufficient cash flows to pay specific returns, as defined, to MCNIC.

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

4.   Investments           Crown  Ridge  has  experienced  certain  difficulties
     In and                relating  to its  production  plant.  Crown Ridge has
     Advances to           conducted   extensive  research  and  engineering  to
     an Equity             develop a solution  to these  difficulties  which was
     Affiliate             tested in a pilot study during  2000.  The results of
     Continued             the pilot study are being  evaluated  to determine if
                           certain  modifications  or  retrofit of the plant are
                           technically   and   economically   viable.    Certain
                           modifications to the Facility will be required, provided financing for the modifications is available and contributed to Crown Ridge.

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

                           Net investments in and advances to Crown Ridge are summarized as follows:

                                                                 2001              2000
                                                             ------------      ------------
                           The Company's equity in net
                             assets                          $          -      $  4,878,264
                           Excess of investment over the
                            Company's equity in net assets
                            totaling $60,644 in 2000.                   -         2,025,640
                           Advances to affiliate                        -               181
                           Impairment on investment in
                             equity affiliate                           -        (6,904,085)
                                                             ------------      ------------
                           Total investment in and advances
                             to an equity affiliate          $          -      $          -
                                                             ============      ============

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

5.   Losses                The   Company's   25%   equity   in  net  loss   plus
     From Equity           amortization   of  excess  of  investment   over  the
     Affiliate             Company's  equity in net  assets is  reported  in the
                           accompanying consolidated statement of operations as follows:

                                                             2001           2000           1999
                                                          ----------     -----------    -----------
                           Equity in losses of
                             unconsolidated equity
                             affiliate                    $        -     $  (145,814)   $  (870,288)

                            Amortization of excess
                              investment included in
                              general and
                              administrative expense               -         (60,644)       (60,645)
                                                          ----------     -----------    -----------
                           Total                          $        -     $  (206,458)   $  (930,933)
                                                          ==========     ===========    ===========

                           Crown Ridge may have recorded certain expenses, the majority of which relate to the pilot project conducted at the Asphalt Ridge facility, that the Company believes were not approved by the Management Committee of Crown Ridge and thus are not considered expenses related to the Company's portion of Crown Ridge. MCNIC, the majority interest owner and current acting operator of Crown Ridge, has been unwilling to provide the Company with sufficient financial information through December 31, 2001 and 2000. Consequently, the Company has prepared estimates to record its share of approved expenses.

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

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

                           CAT LLC is managed by CAPCO. CAPCO has authority to conduct the day-to-day business and affairs of CAT LLC. However, certain matters considered to be protective rights must be approved by members holding 75% or more of the outstanding units of CAT LLC. CAPCO is not compensated for its services as manager.

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

6.   Acquisitions          Rawlins Asphalt Terminal
     Continued             On May 12,  1999,  the Company  acquired  the Rawlins
                           Asphalt  Terminal and inventory for  $2,291,571  from
                           S&L Industrial  (S&L). The purchase price consists of
                           the  Company  assuming  S&L's  debt of  approximately
                           $1,800,000,  entering  into a note payable to S&L for
                           $225,000,   and  a  cash  payment  of  $266,571.  The
                           acquisition  was  accounted  for as a  purchase.  The
                           assets acquired were recorded at their estimated fair
                           values at the date of acquisition  and the results of
                           operations   are   included   in   the   consolidated
                           statements   of   operations   from   the   date   of
                           acquisition.   The  preliminary  purchase  price  was
                           allocated   $1,770,200   to   property,   plant,   an
                           equipment, $216,571 to inventory, and $304,800 to goodwill.

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

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

6.   Acquisitions          The   annual   operating   plan  is  adopted  by  the
     Continued             management committee on an annual basis and addresses
                           all aspects of Crown  Distribution's  operations  for
                           the coming year,  including  the nature and extent of
                           the proposed  activities,  marketing  plans,  capital
                           expenditure plans, and similar matters.  In the event
                           the  management  committee  is unable to  unanimously
                           approve  an  annual  operating  plan  for  any  given
                           calendar  year, a majority of the managers shall have
                           the   authority   to  continue   to  maintain   Crown
                           Distribution's operations at levels comparable to those approved in its most recent annual operating plan.

7.   Intangibles           Intangible assets consist of the following:

                                                               December 31,
                                                             2001            2000
                                                         -----------     -----------
                           Goodwill                      $   304,800     $   304,800
                           Non-compete agreement             250,000         250,000

                           Accumulated amortization         (214,370)       (150,400)
                                                         -----------     -----------
                                                         $   340,430     $   404,400
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

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

8.   Litigation and        Pursuant  to an  arbitration  judgment  relating to a
     Borrowings            claim filed by MCNIC  against CAD LLC,  CAD LLC is in
     From Related          default of its  obligation to repay MCNIC the working
     Party                 capital loan of which had a balance of $14,935,222 at
                           December 31, 2001 and 2000. The judgment determined that $5,810,581 of the loan is in default and will accrue interest at 18% retroactively from December
                           31, 1999, compounded annually. The remaining balance of $9,124,641 is also in default and will accrue interest at 8% annually. Through the period ended
                           December 31, 2001 and 2000, $4,884,401 and $2,356,711
                           in interest had been accrued, respectively.

9.   Long-term             Long-term debt principally due related party consists
     Debt                  of the following at December 31:

                                                                                           2001                2000
                                                                                     --------------      --------------
                             Preferential debt with MCNIC with interest at 15%,
                             annual principal and interest installments equal to
                             50% of the net cash flows (as defined) of Crown
                             Distribution. This debt is secured by all of the
                             assets of Crown Distribution. The Total amount is
                             included in the thereafter portion of the debt
                             maturity schedule below due to uncertainty of
                             payment terms.                                          $    5,325,723      $    5,325,723

                             Note payable to unrelated third party with interest
                             at 9%, payable in 84 equal monthly principal and
                             interest installments of $20,627, maturing January
                             1, 2006. The debt is secured by assets at the
                             Cowboy Terminal Facility.                                      843,208           1,006,764

                             Note payable with MCNIC with interest at prime plus
                             1% (5.75%) at December 31, 2001). Monthly principal
                             and interest payments are due until the debt
                             matures July 2014. The debt is secured by CAC's
                             proportional increase in its interest in Crown
                             Ridge resulting from the loan proceeds.                      2,970,469           2,991,868

                             Note payable with interest at prime plus 1% (5.75%
                             at December 31, 2001) to a bank. Monthly principal
                             and interest payments are due until the debt
                             matures in May 2014. The debt is secured by assets
                             at Rawlins Terminal.                                         1,742,406           1,798,788

------------------------------------------------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

9.   Long-term               Deferred purchase price on Rawlins Terminal
     Debt                    acquisition (see note 6) with interest at the LIBOR
     Continued               rate (6.6% at December 31, 2000). The debt is due
                             in monthly installments through February 2010. Due
                             to a dispute over certain environmental remediation
                             associated with the Rawlins Terminal this amount
                             has been included in the thereafter portion of the
                             debt maturities schedule below due to the
                             uncertainty of payments                                        225,000             225,000

                             Deferred purchase price on the Cowboy Asphalt
                             Terminal acquisition with interest at 8% per year
                             over a 10-year term, with the principal and
                             interest payments made to a company in monthly
                             installments of $3,212. The debt matures in
                             November 2010. Debt is secured by property and
                             equipment                                                      244,134             262,351

                             Capital leases (See note 10)                                   126,269                   -
                                                                                     --------------      --------------
                             Total                                                       11,477,209          11,610,494

                             Less estimated current portion                                (347,153)           (273,633)
                                                                                     --------------      --------------
                             Long-term portion                                       $   11,130,056      $   11,336,861
                                                                                     ==============      ==============

                           The schedule maturities of long-term debt at December 31, 2001 are as follows:

                              Year Ending December 31:

                                     2002                    $    347,153
                                     2003                         358,745
                                     2004                         466,596
                                     2005                         502,919
                                     2006                         315,447
                                     Thereafter                 9,486,349
                                                             ------------

                                           Total             $ 11,477,209
                                                             ============

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

10.  Capital Lease         The Company  leases  equipment  under  capital  lease
     Obligations           agreements. The leases provide the Company the option
                           to purchase the equipment at the end of the initial lease terms. The equipment under capital lease is included in property and equipment at a cost of approximately $187,000 and accumulated amortization of approximately $27,000 and $0 at December 31, 2001 and 2000, respectively.

                           Amortization expense for the equipment under capital lease for the years ended December 31, 2001, 2000, and 1999 was approximately $27,000 $0, and $0, respectively. Future minimum payments on the capital lease obligations are as follows:

                             Year Ending December 31:
                                      2002                  $      68,913
                                      2003                         60,011
                                      2004                          8,531
                                                                  137,455
                                                            -------------
                             Less amount representing
                               interest                           (11,186)

                             Present value of future
                               minimum capital lease
                               payments                     $     126,269
                                                            =============

11.  Operating             The Company  leases  certain  premises and  equipment
     Leases                under operating  leases.  Approximate  future minimum
                           lease payments under non-cancelable operating leases as of December 31, 2001 are as follows:

                             Year Ending December 31:
                                      2002                  $   1,121,000
                                      2003                      1,108,000
                                      2004                        576,000
                                      2005                         64,000
                                      2006                         64,000
                                      Thereafter                    9,000
                                                            -------------

                                           Total            $   2,942,000
                                                            =============

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

11.  Operating             Lease expense for the years ended  December 31, 2001,
     Leases                2000, and 1999 totaled  $1,046,000,  $1,129,000  and,
     Continued             $762,000, respectively.

12.  Redeemable            Redeemable preferred stock consists of 500,000 issued
     Preferred             and  outstanding  Series  A  cumulative   convertible
     Stock                 shares  with a par value of $.005 and a stated  value
                           of  $10.00.  The  Company  has  authorized  1,000,000
                           shares of preferred  stock.  The  original  estimated
                           fair value of the  outstanding  shares is  $4,716,981
                           with annual  accretion of $56,604 for the years ended
                           December 31, 2001, 2000, and 1999 toward the stated and liquidation value of $5,000,000. At December 31, 2001 and 2000 the redeemable preferred stock had a balance of $4,952,831 and $4,896,227, respectively.

                           The Company is authorized to issue 1,000,000 preferred shares, par value $.005 per share. On November 4, 1997, the Company completed the sale of 500,000 shares of its Series A Cumulative Convertible Preferred Stock ("Series A Preferred") pursuant to a stock purchase agreement dated September 25, 1997 for an aggregate sales price of $5,000,000. Each share of Series A Preferred is convertible at the option of its holder, at any time, into 8.57 shares of common stock of the Company. At the date of the issuance of the preferred stock, the embedded conversion price was $1.17 and the estimated fair value of the common stock was $1.03. Dividends accrue on the outstanding Series A Preferred at the rate of 8% per annum and may be declared by the Company and paid through cash or common shares of the Company at the option of the holder. At December 31, 2001 and 2000 the Company owed $1,200,000 and $800,000, respectively, in dividends. Dividends accrued interest at 8% per annum for any unpaid balance. Subject to the holder's right to convert the Series A Preferred, the Company may redeem the Series A Preferred at any time from the date on which it is issued at a percentage of the Series A Preferred's stated value of $10 per share; 130% of stated value if redemption occurs within thirty-six months of the date of issuance, 115% of stated value if redemption occurs between thirty-six and forty-eight months after the date of issuance, 110% of stated value if redemption occurs between forty-eight and sixty months after the date of issuance, and 100% if redemption occurs thereafter.

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

12.  Redeemable            The holder of the Series A Preferred may also require
     Preferred             the  Company to redeem the Series A  Preferred  after
     Stock                 the eighth  anniversary  of the Series A  Preferred's
     Continued             issuance. The holders of the Series A Preferred shall
                           have  the  right,  but  shall  not be  obligated,  to
                           appoint 20% of the Company's Board of Directors.  The
                           Company may not alter the rights and  preferences  of
                           the Series A Preferred, authorize any security having
                           liquidation   preference,   redemption,   voting   or
                           dividend  rights  senior to the  Series A  Preferred,
                           increase the number of Series A Preferred, reclassify
                           its securities or enter into specified  extraordinary
                           events  without   obtaining  written  consent  or  an
                           affirmative vote of at least 75% of the holders of the outstanding shares of the Series A Preferred stock. All voting rights of the Series A Preferred expire upon the issuance by the Company of its notice to redeem such shares. The shares of common stock issuable upon conversion of the Series A Preferred are subject to adjustment upon the issuance of additional shares of the Company's common stock resulting from stock splits, share dividends, and other similar events as well as upon the issuance of additional shares or options which are issued in connection with the Company's equity investment (see note 4) or as compensation to any employee, director, consultant, or other service provider of the Company or any subsidiary, other than options to acquire up to 5% of the Company's common stock at or less than fair market value.

13.  Stock                 Stock Options
     Options and           The Company has a stock option plan for directors and
     Warrants              salaried  employees.  Options  are granted at a price
                           not less than the fair market value on the date of grant, become exercisable between one to four years following the date of grant, and generally expire in ten years. Fair market value is determined based on quoted market prices.

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

13.  Stock                 A summary of the stock  option and  warrant  activity
     Options and           for fiscal years 2001, 2000, and 1999 is as follows:
     Warrants
     Continued

                                                                    Options                       Warrants
                                                           -------------------------------------------------------
                                                                           Weighted                       Weighted
                                                                            Average                        Average
                                                            Number         Exercise        Number          Exercise
                                                           of Shares        Price         of Shares         Price
                           Outstanding at
                            January 1, 2000                 2,228,148         0.88          683,750          1.48
                                 Granted                    1,040,000         0.13                -
                                 Cancelled                   (208,750)        0.78                -
                                 Forfeited                   (280,000)        1.05                -
                                                           -------------------------------------------------------
                           Outstanding at
                            December 31, 2000               2,779,398      $  0.59          683,750        $ 1.48
                                 Granted                            -            -                -
                                 Cancelled                          -            -                -
                                 Forfeited                   (300,000)        0.66                -
                                                           -------------------------------------------------------
                           Outstanding at
                            December 31, 2001               2,479,398      $  0.59          683,750        $ 1.48
                                                           =======================================================

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

                                                                         Years Ended December 31,
                                                                 2001            2000            1999
                                                            -------------    -------------   -------------
                             Net loss - as reported         $  (6,487,981)   $ (18,360,921)  $  (3,053,516)
                             Net loss - pro forma           $  (6,591,506)   $ (18,483,982)  $  (3,478,954)
                             Diluted income (loss) per
                              share - as reported           $        (.48)   $       (1.36)  $        (.26)
                             Diluted loss per share -
                              pro forma                     $        (.49)   $       (1.37)  $        (.29)
                                                            =============    =============   =============

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

13.  Stock                 The fair value of each option  grant is  estimated on
     Options and           the  date of grant  using  the  Black-Scholes  option
     Warrants              pricing model with the following assumptions:
     Continued

                                                                            2000                1999
                                                                       ------------        -------------
                                  Expected dividend yield              $          -        $           -
                                  Expected stock price volatility                73%                 76%
                                  Risk-free interest rate                      5.75%               5.50%
                                  Expected life of options                   4 years           1.5 years

                           No options were granted in 2001. The weighted average fair value of options and warrants granted during 2000, and 1999 are $.10, and $.43 respectively.

                           The following table summarizes information about stock options and warrants outstanding at December 31, 2001:

                                                   Outstanding                                 Exercisable
                           ---------------------------------------------------------  -----------------------------
                                                          Weighted
                                                           Average         Weighted                     Weighted
                            Range of                      Remaining         Average                      Average
                           Exercisable      Number        Contractual      Exercise      Number          Exercise
                             Prices       Outstanding     Life (Years)      Price      Exercisable        Price
                           ----------------------------------------------------------------------------------------
                           $ .10 -  .13    1,540,000          7.86         $ 0.12       1,400,000        $  0.12

                           $ .38 - 1.13    1,148,148          4.63         $ 0.58       1,148,148        $  0.58

                           $1.50 - 2.50      475,000          1.33         $ 1.87         475,000        $  1.87

                           $ .10 to 2.50   3,163,148          5.71         $ 0.55       3,023,148        $  0.57

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

13.  Stock                 Common Stock Warrant
     Options and           In  conjunction  with the  issuance of the  preferred
     Warrants              stock  described  in note 10,  the  Company  issued a
                           warrant to the holders of the  preferred  stock.  The
                           fair  Continued  value of the  warrant at the date of
                           issuance  was   estimated  to  be  $283,019  and  was
                           recorded  to  additional  paid-in  capital  and  as a
                           reduction to the stated value of the preferred stock.
                           The  reduction in preferred  stock is being  accreted
                           over the  five-year  period from the date of issuance
                           to the earliest  exercise  date of the warrant.  Upon
                           the  fifth   anniversary   of  the  issuance  of  the
                           preferred stock, the warrant becomes exercisable,  at
                           $.002 per share,  into the number of common shares of
                           the Company equal to (a) [$5,000,000 plus the product
                           of (i)  ($5,000,000  multiplied by (ii) 39% (internal
                           rate  of  return)   multiplied   by  (iii)  5  years]
                           (14,750,000),  minus (b) the sum of (i) all dividends
                           and other  distributions  paid by the  Company on the
                           preferred  stock or on the common stock received upon
                           conversion  of the  preferred  stock  plus  (ii)  the
                           greater of the  proceeds  from the sale of any common
                           stock  received by the holder upon the  conversion of
                           the  preferred  stock prior to the fifth  anniversary
                           date or the terminal value (as defined below) of such
                           common stock sold before the fifth  anniversary  plus
                           (iii) the terminal  value of the preferred  stock and
                           common  stock   received   upon   conversion  of  the
                           preferred stock then held, divided by (c) the fair market value of the Company's common stock on a weighted average basis for the 90 days immediately preceding the fifth anniversary date of the issuance of the preferred stock. Terminal value is defined as the sum of (i) the shares of common stock into which the preferred stock then held is convertible, plus
                           (ii) shares of common stock received upon conversion of preferred stock, multiplied by the fair market value of the Company's common stock on a weighted average basis for the 90 days immediately preceding the fifth anniversary date of the issuance of the preferred stock. The warrants will expire in 2007.

                           Conversion of Preferred Dividends to Common Stock
                           On January 27, 1999, the Company issued 317,069 shares of common stock to its preferred stockholders as payment in full of preferred stock dividends payable totaling $467,433.

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

14.  Income Taxes          The  components  of income tax  benefit for the years
                           ended December 31 are summarized as follows:

                                                                2001 2000 1999

                             Current            $      -    $     -   $      -

                             Deferred:
                               Federal                 -          -          -
                               State                   -          -          -
                                                --------    -------   --------
                                                       -          -          -
                                                --------    -------   --------
                             Total              $      -    $     -   $      -
                                                ========    =======   ========

                           Income tax expense (benefit) differed from amounts computed by applying the federal statutory rate to pretax loss as follows:

                                                                         Years Ended December 31,
                                                              ------------------------------------------------
                                                                  2001              2000             1999
                                                              -------------    -------------     -------------
                             Loss before income taxes and
                              minority interest - computed
                              tax at the expected federal
                              statutory rate, 34%             $  (2,205,000)   $  (6,332,000)    $  (1,496,000)
                             State income taxes, net of
                              federal income tax benefits          (194,000)        (461,000)          (92,000)
                             Minority interest                    1,605,000        2,087,000           458,000
                             Expiration of net operating
                              losses                                 22,000           38,000            42,000
                             Other                                   36,000           34,000            54,000
                             Change in valuation reserve            736,000        4,634,000         1,034,000
                                                              -------------    -------------     -------------
                             Total income tax benefit         $           -    $           -     $          -
                                                              =============    =============     =============

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------
14.  Income Taxes          Deferred tax assets  (liabilities)  are  comprised of
     Continued             the following:

                                                                                       December 31,
                                                                               ----------------------------
                                                                                   2001            2000
                                                                               ------------    ------------
                             Net operating loss carryforwards                  $  3,094,000    $  3,280,000
                             Impairment of investment in equity affiliate         2,555,000       2,555,000
                             Impairment of goodwill                                 671,000         671,000
                             Allowance for doubtful accounts                        638,000         676,000
                             Accrued interest                                     1,353,000               -
                             Start-up costs                                          99,000          99,000
                             Capital loss carryforwards                             203,000         203,000
                             Differences between tax basis and financial
                              reporting basis of investment in equity affiliate     439,000         439,000
                             Amortization of goodwill                              (319,000)        (36,000)
                             Depreciation                                          (730,000)       (573,000)
                             Other                                                  105,000          58,000
                             Valuation allowance                                 (8,108,000)     (7,372,000)
                                                                               ------------    ------------
                                                                               $          -    $          -
                                                                               ============    ============

                           The Company has available at December 31, 2001, unused tax operating loss carryforwards of approximately $8,361,000 which may be applied against future taxable income and expire in varying amounts through 2012. The Company also has unused capital loss carry-forwards of approximately $550,000 which may be applied against future taxable income and expire in 2002.

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

15.  Related Party         The  Company  has an  employment  agreement  (amended
     Transactions          November  1,  1999)  with a  director  who is also an
     not                   officer  of the  Company.  The  employment  agreement
     Otherwise             expires  December 31, 2003. The agreement  includes a
     Disclosed             base salary of $150,000 subject to various  increases
                           as of  November  1 of each  year  provided  that  the
                           Company achieves  positive cash flows from operations
                           before interest, debt service,  taxes,  depreciation,
                           amortization,  extraordinary, and non-recurring items
                           and  dividends.  In addition to the base salary,  the
                           director  is  entitled  to  receive  a bonus for each
                           fiscal  year  of  the  agreement   provided   certain
                           earnings levels are obtained or the underlying  price
                           of the Company's stock increases to determined levels
                           subject to certain  limitations.  In  addition to the
                           bonuses,  the  director  and  officer  was granted an
                           option to purchase  450,000  shares of the  Company's
                           common stock at an exercise  price of $.125 per share
                           in 1997. With the amended agreement, the director and
                           officer   was   granted  an  option  to  purchase  an
                           additional  450,000  shares of the  Company's  common
                           stock at an exercise  price based on the average fair
                           market  price of the  Company's  common stock for the
                           three months immediately  preceding and following the
                           options  grant  date.   The  option   exercise  price
                           approximated  the average  fair  market  value of the
                           Company's  common  stock  at the date of  grant.  The
                           options vest over a three year period  commencing  on
                           May 1, 2001,  subject to  accelerated  vesting should
                           the  Company's   common  stock  market  price  exceed
                           certain defined levels.

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

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

15.  Related Party         Pursuant to the  operating  agreement of Crown Ridge,
     Transactions          while  operator of Crown  Ridge the Company  received
     not                   $104,000   for   management   services  and  overhead
     Otherwise             charges.
     Disclosed
     Continued

16.  Commitments           Litigation
     and                   On  May  21,  1998,  Road  Runner  Oil,  Inc.  ("Road
     Contingencies         Runner")  and  Gavilan  Petroleum,  Inc.  ("Gavilan")
                           filed an action in the Third Judicial District Court,
                           Salt  Lake  County,   State  of  Utah,   as  Civil  #
                           98-0905064 against the Company and its President. The
                           action relates to the purchase by Road Runner of 100%
                           of the stock of Gavilan in 1997, and generally  seeks
                           to (i)  obtain  corporate  records  of Gavilan in the
                           Company's  possession  relating  to the amount of oil
                           and gas royalties  potentially  owed to third parties
                           prior to the  aforementioned  stock sale, and (ii) to
                           determine  the amount of royalties  owed.  The action
                           further  alleges,  on  behalf of  Gavilan,  claims of
                           breach of fiduciary duty, professional negligence and
                           mismanagement  against the  Company's  President  for
                           alleged   mismanagement  of  Gavilan's  affairs.  The
                           Plaintiffs  seek  injunctive   relief  requiring  the
                           tendering  by the Company of the  referenced  records
                           and such  damages  as may be  proven  at  trial.  The
                           Company  believes  that the  Plaintiff's  claims  are
                           groundless  and that it is entitled to payment of the
                           $75,000,  plus accrued  interest,  still owed by Road
                           Runner as part of the purchase price for Gavilan.  In
                           addition, since the action was filed, the Company has
                           tendered the corporate records to the Plaintiffs.  On
                           March 8, 2000,  the Company  filed an answer  denying
                           liability  and  filed  a  counterclaim  against  Road
                           Runner  and  Gavilan  for  breach  of  contract   and
                           declaratory judgment. The Company is not certain as to whether or not the outstanding balance under the promissory note is collectible by the Company.

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

16.  Commitments           On July 12, 1999, Morrison Knudsen Corporation ("MK")
     and                   filed a  Complaint  in the Eighth  Judicial  District
     Contingencies         Court,  Uintah County,  State of Utah,  alleging that
     Continued             CAC  had  breached  an  agreement  whereby  MK  would
                           provide  certain  mining  services  for CAC at  Crown
                           Ridge's   Facility  in  Uintah   County,   Utah  (the
                           "Project").  Judgment  in favor of MK was  entered on
                           January  30,  2001,  in  the   principal   amount  of
                           $303,873.39, $49,062.33 of pre-judgment interest and $2,033.14 of costs, which totals $354,968.86. The
                           Settlement  Agreement  obligates  MCNIC to pay the MK
                           Judgment and indemnify the Company from any costs associated therewith.

                           On July 14, 1999, Crown Distribution and CAPCO filed an action in the United States District Court for the Central District of California, Southern Division, against Santa Maria Refining Company ("SMRC"), SABA Petroleum Company ("SABA") and Greka Energy Corporation ("Greka"). The claims included causes of action for breach of contract, breach of the covenant of good faith and fair dealing, conversion, fraud, claim and delivery, unjust enrichment and constructive trust, unfair competition, declaratory relief and specific performance. These claims arose out of the Defendant's alleged termination of the Processing Agreement and subsequent refusal to deliver asphalt to Crown Distribution. On November 20, 2001 Crown Distribution and CAPCO entered into a settlement agreement with SMRC. The Company believes the matter was amicably resolved.

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

16.  Commitments           In  late  July  and   August,   2001,   the   Company
     and                   participated in a binding arbitration proceeding (the
     Contingencies         "Arbitration") in Salt Lake City, Utah against MCNIC,
     Continued             its related  entities and certain of their  officers.
                           The  Arbitration   addressed  all  claims  previously
                           asserted  between  the  parties  either  in the Third
                           Judicial  District  Court of Salt  Lake  County  in a
                           proceeding   entitled  MCNIC  Pipeline  &  Processing
                           Company  v.  Crown  Asphalt  Distribution  Civil  No.
                           00904867  (the  "State   Action")  and  that  certain
                           proceeding  filed in the United States District Court
                           for the  District of Utah Central  Division  entitled
                           Crown Energy Corporation, et al. v. MCN Energy Group,
                           Inc.  et al.,  Civil  No.  2CV-0583ST  (the  "Federal
                           Action").  In  summary,  in the State  Action,  MCNIC
                           alleged that funds previously advanced by it to Crown
                           Distribution  in an amount in excess of $14  million,
                           plus  interest,  were  immediately  due and  payable.
                           MCNIC also sought the  appointment  of a receiver for
                           Crown  Distribution's  assets and sought to foreclose
                           on  security   interests   in  the  assets  of  Crown
                           Distribution.

                           In contrast, the Company asserted that the funds previously advanced to Crown Distribution by MCNIC were part of a revolving credit facility which was not due and payable at that time and from which Crown Distribution should be able to make additional draws. Further, the Company sought recovery against MCNIC, its related entities and certain of its officers under other causes of action, including breach of fiduciary duties, economic duress, breach of implied covenants of good faith and fair dealing, breach of contracts and intentional interference with business relations.

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

16.  Commitments           On October 31, 2001, the Arbitrator issued the Damage
     and                   Award in which he held that  MCNIC's  loans  were due
     Contingencies         and payable with interest accruing on such loans from
     Continued             8%  to  18%,   depending  upon  the  particular  loan
                           involved.  The  decision  also failed to find for the
                           Company  on its claims  against  MCNIC,  its  related
                           entities   and   officers.   The  Damage   Award  was
                           subsequently confirmed by the Third Judicial District
                           Court of Salt Lake County,  state of Utah on February
                           7, 2002.  The amount of the Damage  Award as of March
                           29, 2002 is $20,266,822.71, with interest accruing daily in the amount of $5,102.84.

                           In addition, the Arbitrator awarded $2,609,518.69 in fees and costs (the "Fee Award") to MCNIC against the Company and its related entities on a joint and several basis. The Fee Award has yet to be confirmed by the appropriate Utah state court and proceedings regarding it have been stayed as further explained below.

                           On March 8, 2002, the Company and MCNIC, its related entities and certain of its officers executed the Settlement Agreement. Pursuant to the foregoing agreement, the Company transferred all of its interests in Crown Ridge and the leases relating to the Asphalt Ridge properties to MCNIC. In addition, the Company and its officers agreed not to compete with Crown Ridge in the Western United States and Western Canada in any way regards to tar sands leasing, mining, extraction or processing for a period of three years. Notwithstanding the following, it was agreed that the conducting by the Company of its present business of buying, storing, blending and selling asphalt did not constitute a breach of the foregoing covenant.

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

16.  Commitments           In  exchange  for the  assignment  of the Crown Ridge
     and                   interest, the Company received (i) MCNIC's commitment
     Contingencies         to pay the MK Judgment and its indemnification of the
     Continued             Company  from the MK  Judgment,  (ii) the  assignment
                           from Crown Ridge of a 1% non-cost bearing, overriding royalty interest in the sales proceeds received by Crown Ridge or its successors and assigns from any products produced on the assigned leases of "Tract A" at Asphalt Ridge or a 3% non-cost bearing, overriding royalty interest in proceeds received by Crown Ridge or its successors and assigns from any other lands which are currently leased by Crown Ridge or the Company, and (iii) the mutual release between the parties of any known or unknown claims between them relating to Crown Ridge, including the obligation of the Company to pay the CAC Loan.

                           Pursuant to the Settlement Agreement, the Company also acquired the Option to purchase all of MCNIC's rights, title and interests in, or relating to, Crown Distribution (including its right to Damage Award and the Fees Award) for an amount equal to $5,500,000 (the "Purchase Price"). The Settlement Agreement provides that the Purchase Price shall be paid through the payment of $200,000 at execution with the balance due upon the closing of the Option (if such closing occurs on or before April 30, 2002). After April 30, 2002 the Company shall have the right to extend the Option until September 30, 2002 by making an additional $100,000 payment for each 30 days by which the Option is extended. If the Company closes under the Option, then all payments made to MCNIC shall be credited against the Purchase Price. If, however, the Company does not exercise the Option, the initial $200,000 payment shall be credited against the Company's ultimate liability under the Fee Award.

                           Promptly following the execution of the Settlement Agreement, the Company and MCNIC stayed all pending litigation relating to the Arbitration or any enforcement of its conclusion issued as a result of it. The Settlement Agreement provides that if the Company does not exercise the Option, MCNIC may execute on the Damage Award and that the parties may either move to confirm or appeal, as the case may be, the Fee Award.

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

16.  Commitments           Management  of the  Company  believes  that under the
     and                   severe  legal and  financial  constraints  facing the
     Contingencies         Company  as a result  of the  Arbitration's  outcome,
     Continued             that the  negotiation and execution of the Settlement
                           Agreement  were in the best  interests of the Company
                           and its  shareholders.  Management  of the Company is
                           presently  taking  actions  intended  to permit it to
                           exercise the Option but cannot assure that it will be
                           successful in obtaining  the  requisite  financing on
                           terms which are  acceptable to the Company.  Further,
                           the  Company   cannot   describe   what  form  future
                           financing might take.

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

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

17.  Segment               In  accordance  with the  provisions of SFAS No. 131,
     Reporting             the Company  makes key financial  decisions  based on
                           certain   operating   results   of   certain  of  its
                           subsidiaries. Segment information as reviewed by the Company is as follows:

                                                                            Year Ended December 31, 2001
                                                          ---------------------------------------------------------------------
                                                                                Crown
                                                             Crown              Asphalt
                                                            Asphalt             Products           CEC
                                                          Distribution          Company          and CAC              Total
                                                          -------------      -------------     -----------        -------------
                             Revenues from
                               external customers         $     572,965      $  26,459,693     $          -       $  27,032,658
                             Gross profit (loss)          $  (1,838,969)     $   4,745,437     $          -       $   2,906,468
                             Interest expense             $   3,411,221      $     232,360     $    375,157       $   4,018,738
                             Depreciation and
                              amortization                $     566,241      $     169,407     $     27,959       $     763,607
                             Segment net loss             $  (9,191,518)     $   3,090,477     $   (386,940)      $  (6,487,981)
                             Segment total assets         $  11,009,753      $   7,981,851     $(16,322,244)      $   2,669,360

                                                                            Year Ended December 31, 2000
                                                  ----------------------------------------------------------------------------------
                                                                         Crown
                                                       Crown             Asphalt
                                                       Asphalt           Products
                                                     Distribution        Company          CAC             CEC             Total
                                                     ------------     ------------     -----------    ------------    -------------
                             Revenues from
                              external
                              customers              $ 20,464,624     $  2,322,479     $         -    $          -    $  22,787,103
                             Gross profit
                              loss)                  $ (1,119,221)    $    301,261     $         -    $          -    $    (817,960)
                             Interest expense        $  2,096,565     $    180,715     $   298,067    $      1,039    $   2,576,386
                             Depreciation and
                              amortization           $    708,614     $    109,840     $    62,037    $     23,373    $     903,864
                             Segment net loss        $(11,365,018)    $    712,126     $(7,328,766)   $   (379,263)   $ (18,360,921)
                             Segment total
                              assets                 $ 13,461,698     $  3,500,902     $    15,871    $(15,281,046)   $   1,697,425

                                                                                Year Ended December 31, 1999
                                                          -----------------------------------------------------------------------
                                                               Crown
                                                              Asphalt           Rawlins
                                                            Distribution        Terminal            CEC                Total
                                                           --------------     -------------     -------------      --------------
                             Revenues from external
                              customers                    $   32,934,592     $   2,583,949     $           -      $   35,518,541
                             Gross profit                  $    2,458,780     $      48,758     $           -      $    2,507,538
                             Interest expense              $    1,933,359     $     146,884     $     123,348      $    2,203,591
                             Depreciation and amortization $      595,168     $      64,089     $      87,417      $      746,674
                             Segment net loss              $   (1,325,229)    $    (344,661)    $  (1,383,626)     $   (3,053,516)
                             Segment total assets          $   23,341,506     $   2,454,902     $  14,979,700      $   40,776,108

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                               F-39

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

17.  Segment
     Reporting                                                                      2001                2000
     Continued                                                                --------------      ---------------
                             Reconciliation of assets
                              Total assets for reportable segments            $    2,669,360      $     1,697,425
                              Elimination of investment in subsidiaries           15,192,849           19,609,908
                              Elimination of intercompany receivables             (2,144,944)          (4,255,155)
                                                                              --------------      ---------------
                                  Total consolidated assets                   $   15,717,265      $    17,052,178
                                                                              ==============      ===============

                           During 2001, 2000 and 1999, the Company operated primarily in the production and distribution of asphalt. The Company's operations and sales are dispersed throughout Utah, Arizona, California, Nevada, Wyoming, New Mexico, Nebraska and Colorado and could be adversely affected by economic downturns in these states and by federal or state funding policies related to road construction or improvements.

18.  Employee              In  1999,   the   Company   established   a   defined
     Benefit Plan          contribution   plan  which  qualifies  under  Section
                           401(k)  of  the  Internal   Revenue  Code.  The  plan
                           provides retirement benefits for employees meeting minimum age and service requirements. Participants may contribute up to the lesser of $10,000 or 15 percent of their gross wages, subject to certain limitations. The plan provides for a discretionary amount to be contributed to the plan each year. The contribution for the years ended December 31, 2001, 2000, and 1999 totaled approximately $35,000, $36,000 and $35,000, respectively.

18.  Subsequent            Pursuant   to  the   Series   A   Preferred   Stock's
     Event                 Certificate  of  Voting  Powers,   Designation,   and
                           Preferences,  accrued dividends on Preferred Series A
                           Stock may be paid in common  stock of the  Company at
                           the  option of the holder  upon a written  and timely
                           request before payment of the quarterly dividend.  On
                           February  28,  2002  an  entity   controlled  by  the
                           president  of  the  Company  which  holds  all of the
                           Series  A  Preferred  Stock   requested   payment  of
                           $200,000 of accrued dividends in shares of common stock. Accordingly 13,793,103 shares of the Company's common stock were issued as payment of $200,000 of accrued dividends.

--------------------------------------------------------------------------------
                                                                            F-40