Form 10-K/A
period 2001-12-31
CROWN ENERGY CORP
filed 2002-04-30
CIK 876528

FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the Transition Period From __________ to __________

                         Commission File Number 0-19365

                            CROWN ENERGY CORPORATION
                            ------------------------
             (Exact name of registrant as specified in its charter)

                  UTAH                                   87-0368981
    --------------------------------        ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization


       215 South State, Suite 650
          Salt Lake City, Utah                             84111
----------------------------------------                 ----------
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

                       DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference herein.

                                    AMENDMENT

The primary purpose of this Amendment is to provide information required by Items 10, 11, 12 and 13 of Part III of this Report which the registrant intended to incorporate by reference from the registrant's proxy statement for the annual meeting of stockholders.


                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)      Identification of Directors

Certain information with respect to each director, including their ages, positions with the Company and any other positions, is set forth below:

Jay Mealey, 45, has served as President and Chief Operating Officer and as a director of the Company since 1991. Mr. Mealey was appointed as Chief Executive Officer on April 16, 1999 and serves as Chief Executive Officer, President and Treasurer and as a director of the Company. Mr. Mealey has been actively involved in the oil and gas exploration and production business since 1978. Prior to employment with the Company, Mr. Mealey served as Vice President of Ambra Oil and Gas Company and prior to that worked for Belco Petroleum Corporation and Conoco, Inc. in their exploration divisions. Mr. Mealey is responsible for managing the day-to-day operations of the Company.

Andrew W. Buffmire, 55, is the Vice President Business Development for publicly traded Ubiquitel, Inc., a wireless telecommunications company. Prior to joining Ubiquitel, Mr. Buffmire was a Director in the business development group at Sprint PCS, a national wireless telecommunications service provider. Before joining Sprint PCS, Mr. Buffmire was an attorney in private legal practice in Salt lake City, Utah for 16 years, with the exception of two years (1985-1987), when he was founder, general counsel and registered principal of an NASD-registered investment-banking firm.

(b)      Identification of Executive Officers

Information with respect to the executive officers of the Company is set forth under the caption "Item 4A. Executive Officers of the Company" in Part I of this report, which information is incorporated herein by reference.

(c)      Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's directors and officers, and persons who own more than 10% of the Company's outstanding Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership in the Company's Common Stock and other equity securities.

Except as described below, to the Company's knowledge, based solely on a review of the copies of the Section 16(a) reports furnished to the Company, or written representations that no reports were required, it believes that during fiscal year 2001, all Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10% shareholders were complied with. Reports on Form 3 were not filed timely on behalf of Jeff Fishman and Alexander L. Searl, each a greater than 10% shareholder due to their interest in Manhattan Goose, L.L.C.

ITEM 11. EXECUTIVE COMPENSATION.

The compensation of (1) Jay Mealey, the Chief Executive Officer, President and Treasurer of the Company and (2) Scott Beall, a Vice President of Crown Asphalt Products Company, a wholly-owned subsidiary (collectively, the "Named Officers"), is discussed in the following tables. No other executive officer of the Company earned compensation in excess of $100,000 in fiscal year 2001.

                           Summary Compensation Table

The following table contains information regarding compensation paid to the Company's Named Officers for the fiscal years listed.

================================== ================================================== ====================================
                                                  Annual Compensation                       Long Term Compensation
================================== ================================================== ====================================
                                                                                          Securities
                                              Salary       Bonus      Other Annual        Underlying         All Other
   Name and Principal Position      Year        ($)         ($)     Compensation ($)   Options/SARS (#)   Compensation ($)
---------------------------------- -------- ------------ ---------- ----------------- ------------------- ----------------
Jay Mealey, President and          2001        $250,000         $0        $8,400 (2)                0         $647
Chief Executive Officer            2000        $210,000         $0        $8,400 (2)                0         $610 (1)
                                   1999        $207,974         $0        $8,400 (2)          450,000         $574 (1)
---------------------------------- -------- ------------ ---------- ----------------- ------------------- ----------------
Scott Beall, Vice President,       2001        $107,225         $0            $0                    0           $0
                                   2000        $102,572         $0            $0              125,000           $0
                                   1999         $98,661         $0            $0                    0           $0
---------------------------------- -------- ------------ ---------- ----------------- ------------------- ----------------

(1)      Represents term life insurance paid for Mr. Mealey.
(2)      Amount represents a car allowance of $8,400.

                            Options/SAR Grants Table

During the fiscal year ended December 31, 2001, there were no grants of stock options made by the Company to any Named Officers. The Company did not grant any stock appreciation rights during the fiscal year ended December 31, 2001.


   Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

The following table contains information regarding the fiscal year-end value of unexcerised options held by the Named Officers. The aggregate value of the options was calculated using $0.02 per share, the average bid and asked price for the Company's Common Stock on December 31, 2001.

===================== ================= ================ ================================ ==================================
                                                              Number of securities
                                                             underlying unexercised             Value of unexercised
                                                           options/SARs at fiscal year      in-the-month options/SARs at
                                                                     end (#)                       fiscal year end
                                                         -------------------------------- ---------------------------------
                      Shares Acquired   Value Realized
        Name          on Exercise (#)         ($)         Exercisable     Unexercisable    Exercisable      Unexercisable
--------------------- ----------------- ---------------- --------------- ---------------- --------------- ------------------
Jay Mealey                   0                 0            600,000        300,000 (1)          $0               $0
---------------------
Scott Beall                  0                 0             67,500         67,500 (2)          $0               $0
===================== ================= ================ =============== ================ =============== ==================

(1) Represents six tranches of 150,000 options granted in two separate grants to Mr. Mealey in November 1997 and November 1999. The first tranche of options vested on November 1, 1997, but is not exercisable until the average offer price of the Company's Common Stock equals or exceed $0.16 per share for thirty days. The second tranche of options vested on November 1, 1998, provided that Mr. Mealey is employed by the Company, but will not be exercisable until the average offer price of the Company's Common Stock equals or exceeds $0.23 per share for thirty days. The third tranche of options vested on November 1, 1999, provided that Mr. Mealey is employed by the Company, but will not be exercisable until the average offer price of the Company's Common Stock equals or exceeds $4.00 per share for thirty days. The Fourth tranche of options will vest on May 1, 2001, provided that Mr. Mealey is employed by the Company, but will not be exercisable until the average ask price of the Company's Common Stock equals or exceeds $0.31 per share for thirty days. The fifth tranche of options vests on May 1, 2002, provided that Mr. Mealey is employed by the Company, but will not be exercisable until the average ask price of the Company's Common Stock equals or exceeds $1.30 per share for thirty days. The sixth tranche of options vests on May 1, 2003, provided that Mr. Mealey is employed by the Company, but will not be exercisable until the average ask price of the Company's Common Stock equals or exceeds $1.69 per share for thirty days.

(2) Represents 125,000 options granted in two tranches to Mr. Beall on September 15, 2000. The first tranche of options will vest on October 1, 2001. The second tranche of options will vest on October 1, 2002, provided that Mr. Beall is employed by the Company. Ninety thousand of the foregoing options had been issued previously but were restructured and repriced as part of the Company's repricing of all options previously under the Plan.

                              Employment Contracts

On November 1, 1997, the Company entered into an employment agreement with Jay Mealey, the Company's Chief Executive Officer, President and Treasurer. Mr. Mealey's employment agreement was originally set to expire on December 31, 2000. However, the Board has approved an amendment of Mr. Mealey's employment agreement extending its term until December 31, 2003. The employment agreement provided for an initial base salary of $150,000, which amount was increased by $180,000 on November 1, 1998 and was further increased to $210,000 on November 21, 1999. Thereafter, under the agreement his base salary increases each subsequent year by 20% per annum effective as of January 1 of each successive year beginning January 1, 2001. In addition to the base salary, Mr. Mealey is entitled to compensation bonuses based on (1) the Company's earnings per share and (2) the price of the Company's Common Stock. Mr. Mealey is also eligible to receive a discretionary bonus each fiscal year during the term or renewed terms of the agreement in amounts determined by the Board of Directors of the Company it its sole discretion. Under the terms of the employment agreement, Mr. Mealey was also issued options pursuant to the Plan to purchase 450,000 shares. As described below, the foregoing options were repriced during the 2000 fiscal year at an exercise price of $.125 per share. The options vest in three equal tranches. The first tranche of options to purchase 150,000 shares vested on November 1, 1997, the second tranche of 150,000 options vested on November 1, 1998 and the final tranche vested on November 1, 1999. None of the options, however, can be exercised until the offer price of the Company's Common Stock, for thirty days, equals or exceeds $0.16 per share with respect to the first tranche of options, $0.23 per share with respect to the second tranche and $0.31 per share with respect to the final tranche.

Jay Mealey's employment agreement was amended in 1999 to extend the term of his employment until December 31, 2003. Additionally, the amendment provided that the compensation bonus payable to Mr. Mealey, based upon increases in the average share price of the Company's common stock over the preceding year's base price (and, for purposes of such calculation, the base price automatically increases each year). Additionally, the amendment granted Mr. Mealey additional options to acquire 450,000 shares of Company common stock. The exercise price for 50,000 options is $0.125 and $0.38 for the remaining 400,000 options. The options vest in three tranches: (1) options to acquire 150,000 shares will vest on May 1, 2001 provided that Mr. Mealey is employed by the Company, but will not be exercisable until the average ask price of the Company's Common Stock equals or exceeds $1.00 per share for thirty days; (2) options to acquire the second tranche of 150,000 shares will vest on May 1, 2002 provided that Mr. Mealey is employed by the Company, but will not be exercisable until the average ask price of the Company's Common Stock equals or exceeds $1.30 per share for thirty days; and (3) options to acquire the third tranche of 150,000 shares will vest on May 1, 2003 provided that Mr. Mealey is employed by the Company, but will not be exercisable until the average ask price of the Company's Common Stock equals or exceeds $1.69 per share for thirty days.

Mr. Mealey's employment agreement is terminable upon his death or disability, terminable for cause and terminable by Mr. Mealey for Good Reason (as defined in the Employment Agreement) following a Change of Control (as defined in the Employment Agreement). If terminated for "cause" as defined in the Employment Agreement, Mr. Mealey is not entitled to receive compensation or benefits beyond that which has been earned or has vested on the date of termination. If terminated by Mr. Mealey's death or disability, Mr. Mealey's legal representatives or beneficiaries are entitled to receive continued payments in an amount equal to 70% of his base salary in effect at the time of his death or disability until the end of the term of the Employment Agreement or for a period of twelve months, whichever is longer, plus a prorated amount of any bonus payable under the Employment Agreement. In the event of the termination of Mr. Mealey's employment without cause or upon termination of employment by Mr. Mealey for Good Reason following a Change of Control, Mr. Mealey is entitled to payment of his unpaid base salary, plus a lump sum payment equal to three times the sum of his base salary and bonuses. Further, all options granted to Mr. Mealey vest and become fully exercisable and, at Mr. Mealey's option, can be surrendered to the Company for cash in an amount equal to the fair market value of the share of the Company's common stock minus the exercise price of the option times the number of options surrendered. Mr. Mealey is also entitled to receive any and all fringe benefits offered to employees of the Company for a certain period of time. In addition, if the benefit payments are subject to excise taxes, the Company is required to pay Mr. Mealey an amount sufficient to cover such taxes.

                             Stock Performance Graph

The following graph compares the cumulative total stockholder return on an investment of $100 in the common stock of the Company on December 31, 1996 to December 31, 2001 with the cumulative total return over the same period of the
(1) Nasdaq Composite Market Index and (2) the Goldman Sachs Natural Resources Index (GSR), and assumes dividend reinvestment through the fiscal year ended December 31, 2001.

                 TOTAL STOCKHOLDER RETURN (12/31/96 TO 12/31/01)
                        STOCK APPRECIATION AND DIVIDENDS

                         [graphical information omitted]


                                            1996     1997     1998     1999     2000    2001
                                            ----     ----     ----     ----     ----    ----
Crown Energy Corporation                    $100     $120     $  93    $  29    $4.58   $1.45
Nasdaq Stock Market Index (US)              $100     $122     $ 170    $ 315    $ 191   $ 151
GS Natural Resources Index                  $100     $115     $  97    $ 121    $ 138   $ 116

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of April 11, 2002, to the extent known to the Company, (i) each executive officer of the Company, (ii) each director of the Company, (iii) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of any class of the Company's stock, and (iv) all directors and officers as a group.

                                                                          Number of Shares      Percentage of Class
Common Stock                                  Name and Address (1)       Beneficially Owned             (2)
------------------------------------------ ---------------------------- ---------------------- ----------------------
Manhattan Goose, L.L.C. (3)                                                    18,395,172 (4)            58.0%
Jay Mealey                                                                      2,525,980 (5)             9.0%
Scott Beall                                                                        67,500 (6)                *
Stephen Burton                                                                              0                *
Andrew W. Buffmire                                                                188,814 (7)                *
Executive Officers and Directors as Group                                       2,714,794 (8)             9.4%
(Messrs. Mealey, Beall, Burton, and Buffmire)
--------------------

* Less than 1%.

(1) The address for Manhattan Goose, L.L.C. is 215 South State Street, Suite 650, Salt Lake City, Utah 84111. The address for Messrs. Mealey, Buffmire, Beall and Burton is c/o Crown Energy Corporation, 215 South State, Suite 650, Salt Lake City, Utah 84111.

(2) Based on 13,635,581 shares of the Company's Common Stock issued and outstanding on April 27, 2001. Under Rule 13d-3 of the Exchange Act, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding.

(3) Manhattan Goose, L.L.C., is a Utah limited liability company, which is owned by Jeff Fishman, Andrew W. Buffmire, Alexander L. Searl and Jay Mealey. Manhattan Goose, L.L.C. was found by such individuals for the purposes of investing in the Company.

(4) Includes 4,285,000 common stock shares issuable upon exercise of 500,000 shares of the Company's $10 Class A Convertible Preferred Stock (which are convertible into shares of the Company's Common Stock at the rate of 8.57 shares of common stock for each share of preferred stock, subject to adjustments set forth in the Certificate of Designations of the Class A Preferred Stock).

(5) Includes 765,980 shares owned directly by Mr. Mealey, 750,000 shares underlying options to acquire common stock exercisable within 60 days, 110,000 shares gifted by Mr. Mealey to Glenn Mealey as custodian for Mr. Mealey's children, Cameron and Andrew Mealey, and 900,000 shares gifted by Mr. Mealey to the Mealey Boys Trust, of which Mr. Mealey is the trustee. Mr. Mealey expressly disclaims beneficial ownership of the shares held by Glenn Mealey and Jeanne C. Mealey. Furthermore, the options which are included within this calculation may not be exercised unless specified trading prices are realized for the Company's Common Stock. As of the date hereof, such trading prices have been not been met and there is no assurance that they will ever be met during the terms of the options.
      Excludes shares beneficially owned by Manhattan Goose, L.L.C., which is owned in part by Mr. Mealey.

(6) Includes 67,500 shares underlying options to acquire common stock which are exercisable within 60 days.

(7) Includes 85,000 shares underlying options to acquire common stock which are exercisable within 60 days. Excludes shares beneficially owned by Manhattan Goose, L.L.C., which is owned in part by Mr. Buffmire.

(8) Includes 835,000 shares underlying options to acquire common stock which are exercisable within 60 days, 110,000 shares gifted by Mr. Mealey to Glenn Mealey as custodian for his children, and 900,000 shares gifted by Mr. Mealey to the Mealey Boys Trust, of which Mr. Mealey is the trustee. Excludes shares beneficially owned by Manhattan Goose, L.L.C., which is owned in part by Messrs. Mealey and Buffmire.

                           Change of Control Contracts

In November 1997, the Company entered into an Employment Agreement with Jay Mealey which contains "change of control" provisions providing for the payment of compensation and benefits upon the Company's termination of Mr. Mealey's employment without cause or termination by Mr. Mealey for Good Reason (as defined in that agreement). The change of control terms of Mr. Mealey's contract is more fully discussed above in Item 11. "Executive Compensation - Employment Contracts." The Plan also contains "change of control" provisions. Specifically, the Plan provides that upon a change of control as defined in the Plan, that all options issued pursuant to the Plan will automatically vest and all periods or conditions of restriction will be deemed to have been completed or fulfilled, as the case may be.

In addition, Jay Mealey, the Company's Chief Executive Officer and President, has entered into a Right to Co-Sale Agreement (the "Co-Sale Agreement") with Enron Capital and Trade Resources Corp. ("ECT"), a subsidiary of Enron Corp., which is affiliated with and controls Sundance, the holder of the Company's Preferred Stock. Under the Co-Sale Agreement, Mr. Mealey agreed not to sell any securities of the Company which he owns, or any interests in such securities, to any person for a period of five years except in accordance with the terms of the Co-Sale Agreement which generally requires that upon receipt of a bona fide offer to purchase more than 50% of the shares of the Company's stock held by Mr. Mealey or more than 50% of the outstanding securities of the Company, Mr. Mealey shall give ECT notice of the offer and an opportunity to sell all or a pro-rata portion of the shares of the Company's stock held by ECT. The sale of 50% or more of the shares held by Mr. Mealey together with the sale of a similar number of the shares held by ECT could result in a change in control of the Company. In November 2001, Manhattan Goose, L.L.C. acquired all of the Preferred Stock held by Sundance and its interest in the related agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Effective as of January 2, 1998, the Chief Executive Officer, President and Treasurer of the Company, Jay Mealey, who is also a director of the Company, executed a non-recourse promissory note in the amount of $319,583, as consideration for the purchase of shares of Common Stock of the Company through the exercise of options previously granted to him. The note accrues interest at an adjustable rate of interest equal to the prime rate of interest as published by the Wall Street Journal on the first business day of each calendar quarter, although interest payments are not required under the notes until such time as principal is due and payable. The note is payable on a pro rata basis upon the sale of the underlying stock securing repayment thereof or January 2, 2003, whichever occurs first. The note is secured by a stock pledge agreement granting the Company a security interest in the shares of stock purchased upon the exercise of the options.

The Company owns a minority interest in Crown Asphalt Ridge, L.L.C., a Utah limited liability company ("Crown Ridge"), which is developing an asphalt oil-sand production facility at Asphalt Ridge near Vernal, Utah. Crown Asphalt Corporation, a wholly owned subsidiary of the Company, has managed, supervised and conducted the operations of Crown Ridge pursuant to an Operating and Management Agreement. Jay Mealey, the Company's Chief Executive Officer, President and Treasurer, serves on the Management Committee of Crown Ridge. Mr. Mealey is compensated by the Company as described elsewhere herein and is not compensated by Crown Ridge for such services.

The Company owns a majority interest in Crown Asphalt Distribution, L.L.C., a Utah limited liability company ("Crown Distribution") which owns certain asphalt terminals through which it produces, processes, markets, distributes and sells asphalt products. Crown Asphalt Products Company, a wholly owned subsidiary of the Company, manages, supervises and conducts the operations of Crown Distribution pursuant to an Operating and Management Agreement. Jay Mealey, the Company's Chief Executive Officer, President and Treasurer and a director of the Company, serves on the Management Committee of Crown Distribution. Mr. Mealey is compensated by the Company and not compensated by Crown Distribution for such services.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               CROWN ENERGY CORPORATION



Date:  April 29, 2002                          By:  /s/ Jay Mealey
                                                   ----------------------------
                                                   Jay Mealey
                                                   Chief Executive Officer