Form 10-Q
period 2002-03-31
CROWN ENERGY CORP
filed 2002-05-15
CIK 876528

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to ________________


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

             215 South State, Suite 650, Salt Lake City, Utah, 84111
             ------------------------------------------------------
               (Address of principal executive offices, zip code)

                                 (801) 537-5610
              (Registrant's telephone number, including area code)

                                 Not applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

         There were 27,428,684 shares of $.02 par value common stock outstanding as of April 30, 2002.

                            CROWN ENERGY CORPORATION

                                      INDEX

                                                                       PAGE(S)

PART I.  Financial Information

         ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets at March 31, 2002
           (unaudited) and December 31, 2001                              3

         Condensed Consolidated Statement of Operations for the
           Three Months ended March 31, 2002 and 2001 (unaudited)         5

         Condensed Consolidated Statement of Cash Flows for the
           Three Months ended March 31, 2002 and 2001 (unaudited)         6

         Notes to Condensed Consolidated Financial Statements
           (unaudited)                                                    8


         ITEM 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations           12

         ITEM 3. Quantitative and Qualitative Disclosures about
                 Market Risk                                             15


PART II. Other Information

         ITEM 1. Legal Proceedings                                       16

         ITEM 2. Changes in Securities                                   17

         ITEM 3. Defaults upon Senior Securities                         17

         ITEM 4. Submission of Matters to a Vote of Security Holders     17

         ITEM 5. Other Information                                       17

         ITEM 6. Exhibits and Reports on Form 8-K                        17


PART III. Signatures                                                     18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                        CROWN ENERGY CORPORATION

                                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 ASSETS

                                                                                      March 31,
                                                                                        2002              December 31,
                                                                                    [unaudited]               2001
                                                                                   -------------         -------------
CURRENT ASSETS:
     Cash and cash equivalents                                                     $   1,198,940         $   2,652,858
     Accounts receivable, net of allowance for uncollectible
        accounts of $1,722,482                                                         1,090,669             1,378,610
     Inventory                                                                         1,776,247             1,358,022
     Prepaid and other current assets                                                    368,558                87,652
     Related Party Receivable                                                             25,700                25,700
                                                                                   -------------         -------------
          Total Current Assets                                                         4,460,114             5,502,842

PROPERTY PLANT, AND EQUIPMENT, Net                                                     9,439,501             9,590,787

OTHER INTANGIBLE ASSETS, Net                                                             327,930               340,430

OTHER ASSETS                                                                             322,832               283,206
                                                                                   -------------         -------------

TOTAL                                                                              $  14,550,377         $  15,717,265
                                                                                   =============         =============

                 The accompanying notes are an integral part of these consolidated financial statements.

                                            CROWN ENERGY CORPORATION
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                      March 31,
                                                                                        2002              December 31,
                                                                                    [unaudited]               2001
                                                                                   -------------         -------------
CURRENT LIABILITIES
     Accounts payable                                                              $     800,229         $     410,564
     Preferred stock dividends payable                                                 1,100,000             1,200,000
     Accrued expenses                                                                    278,683               175,794
     Accrued Arbitration costs                                                         2,609,519             2,609,519
     Accrued interest                                                                  8,124,706             7,473,512
     Long-term debt - current portion                                                    361,748               347,153
     Line-of-credit to related party                                                  14,935,222            14,935,222
                                                                                   -------------         -------------
           Total current liabilities                                                  28,210,107            27,151,764
                                                                                   -------------         -------------


MINORITY INTEREST IN CONSOLIDATED
     JOINT VENTURES                                                                      482,040               476,793

CAPITALIZATION:
     Long-term debt principally due to related party                                  11,028,361            11,130,056
     Redeemable preferred stock                                                        4,966,982             4,952,831
     Stockholders' deficit:
        Common Stock $0.02 per value 50,000,000 shares authorized 27,428,684
             and 13,635,581 shares outstanding respectively.                             548,573               272,711
        Additional paid in Capital                                                     4,725,357             4,915,370
        Stock subscription receivable from officers                                     (549,166)             (549,166)
        Stock warrants                                                                   243,574               243,574
        Accumulated deficit                                                          (35,105,451)          (32,076,668)
                                                                                   -------------         -------------

                 Stockholders' deficit                                               (30,137,113)          (27,994,179)
                                                                                   -------------         -------------

TOTAL                                                                              $  14,550,377         $  15,717,265
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

                                                        4

                                            CROWN ENERGY CORPORATION
                                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                   [Unaudited]


                                                                                    For the Three Months Ended
                                                                                             March 31,
                                                                                 ---------------------------------
                                                                                     2002                2001
                                                                                 ------------         ------------
SALES, Net of demerits                                                           $    468,321         $    283,253

COST OF SALES                                                                       1,312,300            1,075,897
                                                                                 ------------         ------------

GROSS PROFIT (LOSS)                                                                  (843,979)            (792,644)

GENERAL AND ADMINISTRATIVE EXPENSES                                                   622,902              746,423
                                                                                 ------------         ------------

INCOME (LOSS) FROM OPERATIONS                                                      (1,466,881)          (1,536,067)
                                                                                 ------------         ------------

OTHER INCOME (EXPENSES):
   Interest income and other income                                                     2,155               41,345
   Gain on Insurance Settlement                                                           ---              278,492
   Interest and other expense                                                        (772,424)            (653,256)
                                                                                 ------------         ------------

        Total other expense, net                                                     (770,269)            (333,419)

LOSS BEFORE INCOME TAXES
   AND MINORITY INTERESTS                                                          (2,237,150)          (1,869,486)
                                                                                 ------------         ------------


DEFERRED INCOME TAX BENEFIT                                                               ---                  ---

MINORITY INTEREST IN EARNINGS OF
   CONSOLIDATED JOINT VENTURE                                                           8,367                7,220
                                                                                 ------------         ------------

NET LOSS                                                                         $ (2,228,783)        $ (1,862,266)
                                                                                 ------------         ------------

NET LOSS PER COMMON SHARE-
   Basic                                                                         $      (0.13)        $      (0.15)
                                                                                 ============         ============

            The accompanying notes are an integral part of these consolidated financial statements.

                                                     5

                            CROWN ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   [Unaudited]


                                                                                    For the Three Months Ended
                                                                                             March 31,
                                                                                 ---------------------------------
                                                                                     2002                2001
                                                                                 ------------         ------------
Cash flows from operating activities:
  Net (loss)                                                                     $ (2,228,783)        $ (1,862,266)
                                                                                 ------------         ------------
  Adjustments to reconcile net loss to net cash used by operating activities:
      Amortization, depreciation and depletion                                        192,016              177,725
      Minority interest                                                                (8,367)              (7,220)
      Change in assets and liabilities:
         Accounts receivable                                                          287,941              741,746
         Inventory                                                                   (418,225)            (272,519)
         Prepaid and other assets                                                    (320,532)            (138,573)
         Accounts payable                                                             389,665              479,219
         Accrued expenses and interest                                                754,083              503,224
                                                                                 ------------         ------------

             Total adjustments                                                        876,581            1,483,602
                                                                                 ------------         ------------

             Net cash used in operating activities                                 (1,352,202)            (378,664)
                                                                                 ------------         ------------

Cash flows from investing activities:
      Purchase of property and equipment                                              (28,230)            (141,195)
                                                                                 ------------         ------------

Cash flows from financing activities:
      Capital contributions from partners                                              13,614               20,421
      Payments on long-term debt                                                      (87,100)             (43,943)
                                                                                 ------------         ------------

             Net cash used in financing activities                                    (73,486)             (23,522)
                                                                                 ------------         ------------

          The accompanying notes are an integral part of these consolidated financial statements.

                                                   6

                                    CROWN ENERGY CORPORATION
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           [Unaudited]
                                           [Continued]


                                                                                    For the Three Months Ended
                                                                                             March 31,
                                                                                 ---------------------------------
                                                                                     2002                2001
                                                                                 ------------         ------------
             Net Increase (Decrease) in Cash:                                    $ (1,453,918)        $   (543,381)
                                                                                 ============         ============

Cash at Beginning of Period                                                      $  2,652,858         $  2,878,141
                                                                                 ============         ============

Cash at End of Period                                                            $  1,198,940         $  2,334,760
                                                                                 ============         ============


Supplemental Disclosure of Cash Flow Information
      Cash paid during the period:
        Interest                                                                 $     93,649         $    150,270
                                                                                 ============         ============
        Income taxes                                                                      ---                  ---
                                                                                 ============         ============

Supplemental Schedule of Non-cash Investing and Financing Activities:

      For the period ended March 31, 2002:

     On February 28, 2002, the Company issued 13,793,103 shares of common stock to its preferred stockholders as a payment for preferred stock dividends payable totaling $200,000.

     During the period, the Company accrued dividends on preferred stock of $100,000 and $14,151 of accretion on preferred stock.

     For the period ended March 31, 2001:

     During the period, the Company accrued dividends on preferred stock of $100,000 and $14,151 of accretion on preferred stock.


                 The accompanying notes are an integral part of these consolidated financial statements.

                                                          7

                            CROWN ENERGY CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in stockholders' equity and cash flows at March 31, 2002 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 Annual Report on Form 10-K. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

     Summary of Disputes - The Company and its joint venture partner in Crown Asphalt Distribution, L.L.C. ("Crown Distribution") and Crown Asphalt Ridge, L.L.C. ("Crown Ridge"), MCNIC Pipeline and Processing Company ("MCNIC"), executed a Settlement Agreement ("the Settlement Agreement") March 8, 2002. The Settlement Agreement is discussed in detail in the Company's December 31, 2001 Annual Report on Form 10-K. On April 30, 2002 the Company paid the amount described in its Annual Report to extend the option period. There can be no assurance that the Company will be able to obtain the requisite financing to satisfy the Settlement Agreement on terms which are acceptable to the Company. Interested persons should note the significant and material risks facing the Company, and the negative impacts the Company would experience in the event the Company does not or is not able to exercise the settlement option.

     Organization - Crown Energy Corporation ("CEC") and its wholly-owned subsidiaries, Crown Asphalt Corporation ("CAC") and Crown Asphalt Products Company ("Capco") and Crown Distribution, an entity in which Capco owns a majority interest (collectively referred to as the "Company"), are engaged in the mining, production, and selling of asphalt products.

     Majority Owned Subsidiaries - Capco is the majority-owner of Crown Distribution, Crown Distribution is a joint venture formed on July 2, 1998 between Capco and MCNIC for the purpose of acquiring certain assets of Petro Source Asphalt Company ("Petro Source"). Capco owns 50.01% and MCNIC owns 49.99% of Crown Distribution. Capco is the operator of Crown Distribution. Crown Distribution owns a majority interest in Crown Asphalt Terminal, L.L.C. ("CAT, LLC"). CAT, LLC is a joint venture formed on June 16, 1998 between Capco and Foreland Asphalt Corporation ("Foreland"), which owns an asphalt terminal and storage facility. Crown Distribution owns 66.67% and Foreland owns 33.33% of CAT, LLC.

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly or majority-owned subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

NOTE 2 - WORKING CAPITAL CREDIT FACILITY

     As described in detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, MCNIC, pursuant to its rights granted under the Crown Distribution Operating Agreement, elected to loan Crown Distribution amounts to cover its working capital requirements in lieu of it obtaining a line of credit from a third party financial institution. As of March 31, 2002, MCNIC had loaned Crown Distribution approximately $14,935,222. Pursuant to a decision rendered in final arbitration it was concluded that all of the foregoing principal amounts, together with accrued interest of $5,343,655 as of March 31, 2002 are now due and payable. A judgment for this amount was entered in favor of MCNIC against Crown Distribution which is secured by the majority of Crown Distribution's assets. As noted elsewhere, significant and materially adverse impacts on the Company would result from MCNIC's foreclosure on Crown Distribution's assets.

                            CROWN ENERGY CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


NOTE 3 - CAPITAL TRANSACTIONS

     Preferred Stock - The Company is authorized to issue 1,000,000 preferred shares, par value $.005 per share. The Company issued and has outstanding 500,000 shares of its Series A Cumulative Convertible Preferred Stock ("Series A Preferred"). Each share of Series A Preferred is convertible at the option of its holder, at any time, into 8.57 shares of common stock of the Company. Dividends accrue on the outstanding Series A Preferred at the rate of 8% per annum and may be paid through cash or common shares of the Company at the option of the holder. Subject to the holder's right to convert the Series A Preferred, the Company may redeem the Series A Preferred at any time from the date on which it is issued at a percentage of the Series A Preferred's stated value of $10 per share; 130% of stated value if redemption occurs within thirty-six months of the date of issuance, 115% of stated value if redemption occurs between thirty-six and forty-eight months after the date of issuance, 110% of stated value if redemption occurs between forty-eight and sixty months after the date of issuance, and 100% if redemption occurs thereafter. The holder of the Series A Preferred may also require the Company to redeem the Series A Preferred after the eighth anniversary of the Series A Preferred's issuance. The holders of the Series A Preferred shall have the right, but shall not be obligated, to appoint 20% of the Company's Board of Directors. The Company may not alter the rights and preferences of the Series A Preferred, authorize any security having liquidation preference, redemption, voting or dividend rights senior to the Series A Preferred, increase the number of Series A Preferred, reclassify its securities or enter into specified extraordinary events without obtaining written consent or an affirmative vote of at least 75% of the holders of the outstanding shares of the Series A Preferred stock. All voting rights of the Series A Preferred expire upon the issuance by the Company of its notice to redeem such shares. The shares of common stock issuable upon conversion of the Series A Preferred are subject to adjustment upon the issuance of additional shares of the Company's common stock resulting from stock splits, share dividends, and other similar events as well as upon the issuance of additional shares or options which are issued in connection with the Company's equity investment or as compensation to any employee, director, consultant, or other service provider of the Company or any subsidiary, other than options to acquire up to 5% of the Company's common stock at or less than fair market value. In conjunction with the issuance of the preferred stock described above, the Company issued a warrant to the holders of the preferred stock. The fair value of the warrant at the date of issuance was estimated to be $283,019 and was recorded to additional paid-in capital and as a reduction to the stated value of the preferred stock. The reduction in preferred stock is being accreted over the five-year period from the date of issuance to the earliest exercise date of the warrant. Upon the fifth anniversary of the issuance of the preferred stock, the warrant becomes exercisable, at $.002 per share, into the number of common shares of the Company equal to (a) $5,000,000 plus the product of
     (i) $5,000,000 multiplied by (ii) 39% (internal rate of return) multiplied by (iii) 5 years ($14,750,000), minus (b) the sum of (i) all dividends and other distributions paid by the Company on the preferred stock or on the common stock received upon conversion of the preferred stock plus (ii) the greater of the proceeds from the sale of any common stock received by the holder upon the conversion of the preferred stock prior to the fifth anniversary date or the Terminal Value (as defined) of such common stock sold before the fifth anniversary plus (iii) the terminal value of the preferred stock and common stock received upon conversion of the preferred stock then held, divided by (c) the fair market value of the Company's common stock on a weighted average basis for the 90 days immediately preceding the fifth anniversary date of the issuance of the preferred stock. Terminal Value is defined as the sum of (i) the shares of common stock into which the preferred stock then held is convertible, plus (ii) shares of common stock received upon conversion of preferred stock, multiplied by the fair market value of the Company's common stock on a weighted average basis for the 90 days immediately preceding the fifth anniversary date of the issuance of the preferred stock. The warrants will expire in 2007. As disclosed in the Company's Annual Report for the year ended December 31, 2001, the Series A Preferred Stock was purchased in November 2001 by Manhattan Goose, L.L.C. ("Manhattan Goose"), an entity in which Messrs. Jay Mealey and Andrew W. Buffmire own interests. Mr. Mealey is Chief Executive Officer and a director of the Company. Mr. Buffmire is a director of the Company. Also, as disclosed in the Annual Report, Manhattan Goose was issued $200,000 of accrued dividends in the form of share dividends amounting to 13,793,103 shares of common stock.

                            CROWN ENERGY CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


NOTE 4 - COMMON STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK

     At March 31, 2002 and December 31, 2001, common stockholders' equity and redeemable preferred stock consists of the following:

                                                                                      2002                 2001
                                                                                  -----------          -----------
     Redeemable preferred stock - $.005 par value; 1,000,000 shares authorized;
     $10.00 stated value; 500,000 Series A cumulative convertible shares issued and outstanding; original estimated fair value of $4,716,981, accretion of
     $14,151 and $56,604 for the periods ended March 31, 2002 and December 31,
     2001, respectively, toward the stated value of $5,000,000                   $  4,966,982         $  4,952,831
                                                                                 ============         ============
     Common stockholders' equity:
       Common stock, $.02 par value; 50,000,000 shares
         authorized; 27,428,684  and 13,635,581 shares issued
         and outstanding at March 31, 2002 and December 31, 2001, respectively   $    548,573         $    272,711
       Additional paid-in capital                                                   4,725,357            4,915,370
       Stock warrants outstanding; 683,750 at
         March 31, 2002 and December 31, 2001, respectively                           243,574              243,574
       Common stock subscription receivable from officers                            (549,166)            (549,166)
       Retained deficit                                                           (35,105,451)         (32,876,668)
                                                                                 ------------         ------------
     Total                                                                       $(30,137,113)        $(27,994,179)
                                                                                 ============         ============

NOTE 5 - LOSS PER SHARE

     The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the years ended March 31, 2002 and March 31, 2001:

                                                   2002                                   2001
                                      -------------------------------     -----------------------------------
                                           Loss           Per Share             Loss              Per Share
     Net Loss                           ($2,228,783)                         ($1,862,266)

     Redeemable preferred stock
       dividends and accretion                            (114,151)                                (114,151)

     Net loss attributable to
       common stockholders              ($2,342,934)        ($0.13)          ($1,976,417)            ($0.15)
                                        ===========       ========           ===========           ========


                            CROWN ENERGY CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE (continued)
                                                   2002                                   2001
                                      -------------------------------     -----------------------------------
                                           Loss           Per Share             Loss              Per Share
     Weighted average common
       shares outstanding -
       basic and diluted                 18,386,539                           13,635,581
                                         ==========                           ==========

     The Company had at March 31, 2002 and December 31, 2001, incremental options and warrants to purchase, computed under the treasury stock method, 3,163,148 shares of common stock that were not included in the computation of diluted earnings (loss) per share because their effect was anti-dilutive. The Company also has preferred stock outstanding at March 31, 2002 and December 31, 2001 which is convertible into approximately 4,300,000 shares of common stock that was not included in the computation of diluted earnings per share as its effect was anti-dilutive. Accordingly, diluted earnings per share does not differ from basic earnings.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS


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

Liquidity and Capital Resources

     On March 31, 2002, the Company had cash and other current assets of $4,460,114 as compared to cash and other current assets of $5,502,842 at December 31, 2001. The decrease of $1,042,728 was generally due to a reduction in cash , cash equivalents and accounts receivable. It is generally anticipated that the first quarter of the year will result in a draw of working capital. This is expected because the weather in our service area generally will not allow for asphalt distribution. The Company's wholly owned subsidiary, Capco, is the majority owner of Crown Distribution, and also conducts asphalt distribution independent of Crown Distribution. Together Capco and Crown Distribution accounted for most of the companies cash and other current assets. As of March 31, 2002, Capco and Crown Distribution had cash and other current assets of approximately $4,318,590, consisting primarily of $1,117,826 in cash, $1,776,247 in inventory and $1,087,734 in accounts receivable, excluding related party balances. The Company's business is capital intensive and requires a working capital credit facility to operate efficiently. The Company has not had such a credit facility since 1999, which has resulted in lowered profitability. Until 1999, MCNIC provided loans to Crown Distribution for inventory purchases and general working capital requirements. As of March 31, 2002, those loans had a principal balance of $14,935,222.

     As previously disclosed in the Company's public filings, the Company and MCNIC and certain of its affiliated corporations and officers have been engaged in litigation and/or arbitration concerning the collection of MCNIC's loans to the Company and other matters since March of 2000. As previously disclosed in the Company's Annual Report for the year ended December 31, 2001, the Company received an adverse result October 2001 in binding arbitration where Crown Distribution was found to owe MCNIC the amount of $14,953,222 plus accrued interest (the "Damages Award") and the Company and its subsidiaries were found to owe $2,609,519 (the "Fee Award").

     Crown Distribution also owed MCNIC an additional $5,325,723 at March 31, 2002, with respect to the Preferential Capital Contribution that funded Crown Distribution's acquisition of the assets of PSAC. See Part II Item 1. Legal Proceedings. The Preferential Capital Contribution requires payment solely from 50% of the cash flow from Crown Distribution's operations until repayment of the face amount plus a 15% rate of return.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS


     On March 8, 2002, the Company and MCNIC entered into an agreement ("Settlement Agreement") in which the execution of the Damage Award judgment and the proceedings to confirm the Fee Award in the Third Judicial Court, Salt Lake County, Utah were both stayed. The terms of the Settlement Agreement also provide that the Company will have the option to purchase all of MCNIC's interest in Crown Distribution by the payment of certain amounts on or before September 30, 2002, and that the stay of the execution of the Damage Award judgment and the proceeding relating to the Fee Award will continue as long as the option to purchase remains valid. After April 30, 2002, the Company is required to pay $100,000 each month to renew the option for 30 days. The payment for the first extension has been made. Upon execution of the option to purchase and closing by the Company, both MCNIC and the Company will mutually release the other party from and against all claims, obligations and liabilities (including the Damage Award, Fee Award and Preferential Capital Contribution). See Part II
Item 1. Legal Proceedings. The Company will be required to raise substantial additional capital to extend and to exercise the option to purchase MCNIC's interest in Crown Distribution. This may require the Company to sell all or part of its assets to finance the capital requirements. There is no assurance that the Company will be able to raise the necessary capital or that the Company will be able to complete the purchase of MCNIC's interest. This could result in the foreclosure by MCNIC of substantially all of the assets of Crown Distribution. Although the Company would vigorously defend against confirmation of the Fee Award against Crown, Capco and CAC, there can be no assurance that the Company would prevail due to the inherent risks of litigation. If MCNIC were to prevail and receive a joint and several judgment for the Fee Award, substantially all of the remaining assets of the Company would be at risk of loss to satisfy such a judgment. This would place the Company at serious risk of insolvency and interested parties are encouraged to note the significant risk of complete loss.

     Crown Distribution has continued to accrue interest expense on the loans owed to MCNIC and Preferred Contributions for its asphalt distribution business. For the quarter ended March 31, 2002, $656,233 of interest expense has been recorded. If the Company is able to complete the purchase of MCNIC's interest in Crown Distribution this amount would no longer be an expense to the Company.

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

     The Company has a portion of its accounts receivable subject to the risks and uncertainties of litigation (see Part II Item 1. Legal Proceedings) and subject to related collection risks. The Company is seeking other ways to finance its working capital requirements, but there can be no assurance that such working capital financing can be secured by the Company. In the event that the Company is unable to collect its current accounts receivables, or the Company is unable to secure the necessary working capital line of credit for its operations from third party sources, or if the Company's operating losses and working capital deficits continue, or if the Company is unable to recoup the losses, the Company may not have sufficient capital to operate through 2002.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Results of Operations

     2002 vs. 2001

     Total revenue increased from $283,253 for the period ended March 31, 2001 to $468,321 for the period ended March 31, 2002, an increase of $185,068. Cost of sales also increased from $1,075,897 for the period ended March 31,2001 to $1,312,300 for the period ended March 31, 2002, an increase of $236,403. The increase in revenues was primarily due to an increase in sales volume of approximately 1500 tons resulting from a sales contract with an early season start. The increase in cost of sales was primarily the result of the increased sales volume and the applicable facility operating expenses to process those tons for sale. Generally, the asphalt distribution operations are seasonal and the Company does not expect significant revenues during this period. Company management expects that the asphalt terminal distribution operations will be the Company's primary means of future growth.

     General and administrative expenses decreased from $746,423 for the period ended March 31, 2001 to $622,902 for the period ended March 31, 2002, a decrease of $123,521. The decrease is primarily due to decreased legal expenses.

     Interest and other income/expenses increased from net other expense of $333,419 for the period ended March 31, 2001 to net other expenses of $770,269 for the period ended March 31, 2002, a increase of $436,850. The 2002 total was comprised of interest costs related to the Company's Credit Facility and Preferred Contribution for its asphalt distribution business of $656,233, and other interest of $114,036. The $656,233 of interest costs related to the Company's Credit Facility and Preferred Contributions will be reversed if the Company is able to complete the purchase of MCNIC's interest in Crown Distribution.

     Minority interest of $8,367 represents Foreland's approximate 33% interest in the loss of CAT, LLC.

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

     Pursuant to the Settlement Agreement, the Company also acquired an option to purchase all of MCNIC's rights, title and interests in, or relating to, Crown Distribution (including its right to receive the Damage Award and the Fee Award) for an amount equal to $5,500,000 (the "Purchase Price"). The Settlement Agreement provides that the Purchase Price shall be paid through the payment of $200,000 at execution with the balance due upon the closing of the Option (if such closing occurs on or before April 30, 2002). After April 30, 2002, the

Company shall have the right to extend the Option until September 30, 2002, by making an additional $100,000 payment for each 30 days by which the Option is extended. On April 30, 2002, the Company did in fact pay $100,000 to extend the option for a period of 30 days. If the Company closes under the Option, then all payments made to MCNIC shall be credited against the Purchase Price. If, however, the Company does not exercise the Option, the initial $200,000 payment shall be credited against the Company's ultimate liability under the Fee Award.

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

ITEM 2.  Changes in Securities

     None.

ITEM 3.  Defaults upon Senior Securities

     The Decision in the arbitration of the dispute between the Company and MCNIC received on November 5, 2001 held that loans from MCNIC to Crown Distribution were due and payable, along with accrued interest, and are in default. As of September 30, 2001, the Company asserts that these loans had an outstanding principal balance of $14,935,222 and accrued interest of $4,414,942. See Part I - Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations; Part II - Item 1: Legal Proceedings.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     None.

ITEM 5.  Other Information

     None.

ITEM 6.  Exhibits and Reports on Form 8-K

     Report on Form 8-K dated April 23, 2002 discussing the status of the Settlement Agreement between MCNIC and Crown, and the issuance of common share dividends to Manhattan Goose.

                              PART III - SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CROWN ENERGY CORPORATION
                                         (Registrant)



Date: May 15, 2002                       By: /s/ Jay Mealey
                                             -----------------------------------
                                             Jay Mealey, Chief Executive Officer


Date: May 15, 2002                       By:  /s/ Alan Parker
                                             -----------------------------------
                                             Alan Parker, Controller