Form 10-Q
period 2002-06-30
CROWN ENERGY CORP
filed 2002-08-14
CIK 876528

The accompanying notes are an integral part of these consolidated financial statements.

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to ______________


                             Commission file number 0-19365
--------------------------------------------------------------------------------

                            CROWN ENERGY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Utah                                         87-0368981
---------------------------------------------            --------------------
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

         There were 27,428,684 shares of $.02 par value common stock outstanding as of June 30, 2002.

                            CROWN ENERGY CORPORATION

                                      INDEX

                                                                         PAGE(S)

PART I. Financial Information


         ITEM 1.  Financial Statements

           Condensed Consolidated Balance Sheets at June 30, 2002
             (unaudited) and December 31, 2001                              3

           Condensed Consolidated Statement of Operations for the
             Three Months ended June 30, 2002 and 2001 (unaudited)          5

           Condensed Consolidated Statement of Operations for the
             Six Months ended June 30, 2002 and 2001 (unaudited)            6

           Condensed Consolidated Statement of Cash Flows for the
             Six Months ended June 30, 2002 and 2001 (unaudited)            7

           Notes to Condensed Consolidated Financial Statements
             (unaudited)                                                    9


         ITEM 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       13

         ITEM 3. Quantitative and Qualitative Disclosures about
                 Market Risk                                               17


PART II. Other Information

         ITEM 1. Legal Proceedings                                         18

         ITEM 2. Changes in Securities                                     19

         ITEM 3. Defaults upon Senior Securities                           19

         ITEM 4. Submission of Matters to a Vote of Security Holders       19

         ITEM 5. Other Information                                         19

         ITEM 6. Exhibits and Report on Form 8-K                           20


PART III. Signatures                                                       21

                                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                            CROWN ENERGY CORPORATION
                                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     ASSETS


                                                                                June 30, 2002        December 31,
                                                                                  [unaudited]            2001
                                                                               --------------       --------------
CURRENT ASSETS:
     Cash and cash equivalents                                                 $      538,469       $    2,652,858
     Accounts receivable, net of allowance for uncollectible
        accounts of 874,736 and $1,722,482  respectively                            4,142,048            1,378,610
     Inventory                                                                      1,986,182            1,358,022
     Prepaid and other current assets                                                 341,573               87,652
     Deposits on Settlement Option                                                    300,000                    0
     Related Party Receivable                                                          25,700               25,700
                                                                               --------------       --------------


          Total Current Assets                                                      7,333,972            5,502,842

PROPERTY PLANT, AND EQUIPMENT, Net                                                  9,778,032            9,590,787

OTHER INTANGIBLE ASSETS, Net                                                          315,430              340,430

OTHER ASSETS                                                                          306,036              283,206
                                                                               --------------       --------------

TOTAL                                                                          $   17,733,470       $   15,717,265
                                                                               ==============       ==============

                                            CROWN ENERGY CORPORATION
                                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                      LIABILITIES AND STOCKHOLDERS' DEFICIT



                                                                                June 30, 2002         December 31,
                                                                                 [unaudited]              2001
                                                                               --------------       --------------
CURRENT LIABILITIES
     Accounts payable                                                          $    3,554,623       $      410,564
     Preferred stock dividends payable                                              1,200,000            1,200,000
     Accrued expenses                                                                  55,298              175,794
     Accrued Arbitration costs                                                      2,609,519            2,609,519
     Accrued interest                                                               8,810,229            7,473.512
     Long-term debt - current portion                                                 380,040              347,153
     Line-of-credit to related party                                               14,935,222           14,935,222
                                                                                   ------------       ------------

     Total current liabilities                                                     31,544,931           27,151,764
                                                                                   -------------     -------------


MINORITY INTEREST IN CONSOLIDATED
     JOINT VENTURES                                                                   490,326              476,793

CAPITALIZATION:
     Long-term debt principally due to related party                                7,959,483           11,130,056
     Redeemable preferred stock                                                     4,981,133            4,952,831
    Stockholders' deficit:
       Common Stock $0.02 per value 50,000,000 shares authorized 27,428,684
          and 13,635,581 shares outstanding respectively.                             548,573              272,711
       Additional paid in Capital                                                   4,611,206            4,915,370
       Stock subscription receivable from officers                                   (549,166)            (549,166)
       Stock warrants                                                                 243,574              243,574
       Accumulated deficit                                                        (32,096,590)         (32,876,668)
                                                                               --------------       --------------
             Stockholders' deficit                                                (27,242,403)         (27,994,179)
                                                                               --------------       --------------

TOTAL                                                                          $   17,733,470       $   15,717,265
                                                                               ==============       ==============

                                            CROWN ENERGY CORPORATION
                                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                   [Unaudited]



                                                                                    For the Three Months Ended
                                                                                             June 30,
                                                                                ----------------------------------
                                                                                     2002                  2001
                                                                                -------------        -------------
SALES, Net of demerits                                                          $   6,184,136        $   7,362,337

COST OF SALES                                                                       5,685,865            6,497,765
                                                                                -------------        -------------

GROSS PROFIT (LOSS)                                                                   498,271              864,572

GENERAL AND ADMINISTRATIVE EXPENSES                                                  (654,438)            (848,638)
   Bad debt recovery on accounts previously allowed for                               847,746                    0
                                                                                -------------        -------------

INCOME FROM OPERATIONS                                                                691,579               15,934
                                                                                -------------        -------------

OTHER INCOME (EXPENSES):
   Interest income and other income                                                     1,379               21,573
   Interest and other expense                                                        (694,408)            (624,780)
   Gain on Divestiture of Affiliate                                                 2,998,176                    0
                                                                                -------------        -------------
        Total other income (expense), net                                           2,305,147             (603,207)
                                                                                -------------        -------------
INCOME (LOSS) BEFORE INCOME TAXES
   AND MINORITY INTERESTS                                                           2,996,726             (587,273)
                                                                                -------------        -------------


DEFERRED INCOME TAX BENEFIT                                                               ---                  ---

MINORITY INTEREST IN EARNINGS OF
   CONSOLIDATED JOINT VENTURE                                                          12,135                3,982
                                                                                -------------        -------------

NET INCOME (LOSS)                                                                   3,008,861        $    (583,291)
                                                                                -------------        -------------

NET INCOME (LOSS) PER COMMON SHARE-
   Basic and diluted                                                            $        0.11        $       (0.04)
                                                                                =============        =============

                                            CROWN ENERGY CORPORATION
                                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                   [Unaudited]



                                                                                      For the Six Months Ended
                                                                                             June 30,
                                                                                ----------------------------------
                                                                                      2002                2001
                                                                                -------------        -------------
SALES, Net of demerits                                                          $   6,652,457        $   7,645,590

COST OF SALES                                                                       6,998,165            7,573,662
                                                                                -------------        -------------

GROSS PROFIT (LOSS)                                                                  (345,708)              71,928

GENERAL AND ADMINISTRATIVE EXPENSES                                                (1,277,340)          (1,592,061)
   Gain on bad debt recovery                                                          847,746                    0
                                                                                -------------        -------------

INCOME (LOSS) FROM OPERATIONS                                                        (775,302)          (1,520,133)
                                                                                -------------        -------------
OTHER INCOME (EXPENSES):
   Interest income and other income                                                     3,534               62,918
   Gain on Insurance Settlement                                                             0              278,492
   Interest and other expense                                                      (1,466,832)          (1,278,036)
   Gain on Divestiture of Affiliate                                                 2,998,176                    0
                                                                                -------------        -------------


        Total other income (expense), net                                           1,534,878             (936,626)
                                                                                -------------        -------------

INCOME (LOSS) BEFORE INCOME TAXES
   AND MINORITY INTERESTS                                                             759,576           (2,456,759)
                                                                                -------------        -------------


DEFERRED INCOME TAX BENEFIT                                                               ---                  ---

MINORITY INTEREST IN EARNINGS OF
   CONSOLIDATED JOINT VENTURE                                                          20,502               11,202
                                                                                -------------        -------------

NET INCOME (LOSS)                                                                     780,078        $  (2,445,557)
                                                                                -------------        -------------

NET INCOME (LOSS) PER COMMON SHARE-
   Basic and diluted                                                            $        0.02        $       (0.20)
                                                                                =============        =============

                                            CROWN ENERGY CORPORATION
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   [Unaudited]



                                                                                     For the Six Months Ended
                                                                                             June 30,
                                                                                ----------------------------------
                                                                                     2002                2001
                                                                                -------------        -------------
Cash flows from operating activities:
  Net income (loss)                                                                   780,078        $  (2,445,557)
  Adjustments to reconcile net income (loss) to net cash
    used by operating activities:
      Amortization, depreciation and depletion                                        385,839              370,132
      Provision for doubtful accounts receivable                                     (847,746)              (1,183)
      Gain on divestiture of affiliate                                             (2,998,176)                   0
      Minority interest                                                               (20,502)             (11,202)
      Change in assets and liabilities:
        Accounts receivable                                                        (1,915,692)          (3,054,752)
        Inventory                                                                    (628,160)              24,326
        Prepaid and other assets                                                     (276,751)             (71,539)
        Deposits on settlement option                                                (300,000)                   0
        Accounts payable                                                            3,144,059            3,162,616
        Accrued expenses and interest                                               1,216,221            1,149,847
                                                                                -------------        -------------

              Total adjustments                                                    (2,240,908)           1,568,245
                                                                                -------------        -------------

        Net cash used in operating activities                                      (1,460,830)            (877,312)
                                                                                -------------        -------------


Cash flows from investing activities:
  Purchase of property and equipment                                                 (524,457)            (447,341)
                                                                                -------------        -------------

               Net cash used by investing activities                                 (524,457)            (447,341)
                                                                                -------------        -------------

Cash flows from financing activities:
  Capital contributions from partners                                                  34,035               47,649
  Payments on long-term debt                                                         (163,137)            (128,108)
                                                                                -------------        -------------

               Net cash used in financing activities                                 (129,102)             (80,459)
                                                                                -------------        -------------

                                            CROWN ENERGY CORPORATION
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   [Unaudited]
                                                   [Continued]



                                                                                     For the Six Months Ended
                                                                                             June 30,
                                                                                ----------------------------------
                                                                                     2002                2001
                                                                                -------------        -------------
         Net Increase (Decrease) in Cash:                                       $  (2,114,389)       $  (1,405,112)
                                                                                =============        =============

Cash at Beginning of Period                                                     $   2,652,858        $   2,878,141
                                                                                =============        =============

Cash at End of Period                                                           $     538,469        $   1,473,029
                                                                                =============        =============


Supplemental Disclosure of Cash Flow Information
       Cash paid during the period:
           Interest                                                             $     108,957        $     293,864
                                                                                =============        =============

           Income taxes                                                                   ---                  ---
                                                                                =============        =============

Supplemental Schedule of Non-cash Investing and Financing Activities:

      For the period ended June 30, 2002:

         The Company acquired $23,627 of equipment through term financing.
         The Company issued 13,793,103 shares of its common stock as payment for
           $200,000 of preferred stock dividends.
         The Company accrued preferred stock dividends payable of $200,000 and accretion of $28,302.

      For the period ended June 30, 2001:

         The Company acquired $187,038 of equipment in exchange for capital leases
         The Company accrued preferred stock dividends payable of $200,000 and accretion of $28,302.

                            CROWN ENERGY CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in stockholders' equity and cash flows at June 30, 2002 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 Annual Report on Form 10-K. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

         Summary of Disputes - The Company and its joint venture partner in Crown Asphalt Distribution, L.L.C. ("Crown Distribution") and Crown Asphalt Ridge, L.L.C. ("Crown Ridge"), MCNIC Pipeline and Processing Company ("MCNIC"), executed a Settlement Agreement ("the Settlement Agreement") March 8, 2002. The Settlement Agreement is discussed in detail in the Company's December 31, 2001 Annual Report on Form 10-K. On or before April 30, May 31, June 30, and July 31, 2002 the Company paid the amount described in its Annual Report to extend the option period. There can be no assurance that the Company will be able to obtain the requisite financing to satisfy the Settlement Agreement on terms which are acceptable to the Company. Interested persons should note the significant and material risks facing the Company, and the negative impacts the Company would experience in the event the Company does not or is not able to exercise the settlement option.

         Organization - Crown Energy Corporation ("CEC") and its wholly-owned subsidiaries, Crown Asphalt Corporation ("CAC") and Crown Asphalt Products Company ("CAPCO") and Crown Distribution, an entity in which CAPCO owns a majority interest (collectively referred to as the "Company"), are engaged in the production, manufacturing, distribution and selling of asphalt products.

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

NOTE 2 - WORKING CAPITAL CREDIT FACILITY

         As described in detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, MCNIC, pursuant to its rights granted under the Crown Distribution Operating Agreement, elected to loan Crown Distribution amounts to cover its working capital requirements in lieu of it obtaining a line of credit from a third party financial institution. As of June 30, 2002, MCNIC had loaned Crown Distribution approximately $14,935,222. Pursuant to a decision rendered in final arbitration, it was concluded that all of the foregoing

                            CROWN ENERGY CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


         principal amounts, together with accrued interest of $5,808,012 as of June 30, 2002 are now due and payable. A judgment for this amount was entered in favor of MCNIC against Crown Distribution which is secured by the majority of Crown Distribution's assets. As noted elsewhere, significant and materially adverse impacts on the Company would result from MCNIC's foreclosure on Crown Distribution's assets.

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

                            CROWN ENERGY CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


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

NOTE 4 - COMMON STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK

         At June 30, 2002 and December 31, 2001, common stockholders' equity and redeemable preferred stock consists of the following:

                                                                                        2002                 2001
                                                                                     ------------         ------------
         Redeemable preferred stock - $.005 par value; 1,000,000 shares authorized;
         $10.00 stated value; 500,000 Series A cumulative convertible shares issued and outstanding; original estimated fair value of $4,716,981, accretion of
         $28,302 and $56,604 for the periods ended June 30, 2002 and December 31,
         2001, respectively, toward the stated value of $5,000,000                   $  4,981,133         $  4,952,831
                                                                                     ============         ============

         Common stockholders' equity:
          Common stock, $.02 par value; 50,000,000 shares
            authorized; 27,428,684 and 13,635,581 shares issued
            and outstanding at June 30, 2002 and December 31, 2001, respectively         $548,573            $ 272,711
          Additional paid-in capital                                                    4,611,206            4,915,370
          Stock warrants outstanding; 683,750 at
            June 30, 2002 and December 31, 2001, respectively                             243,574              243,574
          Common stock subscription receivable from officers                             (549,166)            (549,166)
          Retained deficit                                                            (32,096,590)         (32,876,668)
                                                                                     ------------         ------------

         Total                                                                       $(27,242,403)        $(27,994,179)
                                                                                     ============         ============

NOTE 5 - LOSS PER SHARE

         The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the years ended June 30, 2002 and June 30, 2001:

                                                                     2002                          2001
                                                       ------------------------------  ----------------------------
                                                        Profit (Loss)     Per Share        Loss          Per Share
     Net Profit (Loss)                                  $  780,078                        $(2,445,557)

     Redeemable preferred
       stock dividends and accretion                      (228,302)                          (228,302)
                                                        ----------                         ----------


                            CROWN ENERGY CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


NOTE 5 - LOSS PER SHARE (continued)
                                                                     2002                          2001
                                                       ------------------------------  ----------------------------
                                                        Profit (Loss)     Per Share        Loss          Per Share
         Net profit (loss) attributable to
             common stockholders                        $  551,776          $0.02         $(2,673,859)     $(0.20)
                                                        ==========          =====         ===========      ======

         Weighted average common
           shares outstanding -
             basic and diluted                          22,932,590                         13,635,581
                                                        ==========                        ===========

         The Company had at June 30, 2002 and December 31, 2001, incremental options and warrants to purchase, computed under the treasury stock method, 3,163,148 shares of common stock that were not included in the computation of diluted earnings (loss) per share because their effect was anti-dilutive. The Company also has preferred stock outstanding at June 30, 2002 and December 31, 2001 which is convertible into approximately 4,300,000 shares of common stock that was not included in the computation of diluted earnings per share as its effect was anti-dilutive. Accordingly, diluted earnings per share does not differ from basic earnings. As of June 30, 2002, there were dividend arrearages in the amount of $1,200,000 on the Company's preferred stock. Pursuant to the designations and preferences of the preferred stock, the foregoing arrearages could be satisfied by the issuance of shares of the Company's common stock in lieu of cash payments at the "fair market value" of the common stock as defined in the designations and preferences. As of June 30, 2002, approximately 52,173,913 shares of common stock could have been issued at the then "fair market value" in satisfaction of the preferred stock dividend arrearages.

NOTE 6 - BAD DEBT RECOVERY ON ACCOUNTS PREVIOUSLY ALLOWED FOR

         During the three months ended June 30, 2002 the Company collected on significant receivables it had provided an allowance for in a prior year in the amount of $847,746. The Company has recognized this collection through operations as a bad debt recovery.


NOTE 7 - GAIN ON DIVESTITURE OF INTEREST IN AFFILIATE

         Pursuant to the settlement agreement with MCNIC the Company assigned to MCNIC all of its interest in Crown Ridge. In return, the Company's wholly owned subsidiary, CAC, received certain overriding royalty interests in Crown Ridge's properties and MCNIC relieved CAC of its promissory note obligation of $2,998,176 which the Company has recognized as a gain in the statement of operations.

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

         Forward-looking statements are subject to known and unknown risks, uncertainties and other factors, including but not limited to changes in economic conditions generally or with respect to the Company's asphalt products market in particular, new or increased governmental regulation, increased competition, shortages in labor or materials, delays or other difficulties in shipping or transporting the Company's products, continued or additional technical or operational uncertainties and difficulties at the facility of Crown Asphalt Ridge, L.L.C. ("Crown Ridge"), difficulties in integrating the Company's joint venture and acquisition related businesses and other similar risks inherent in the Company's operations or in business operations generally. Any such risks or uncertainties, either alone or in combination with other factors, may cause the actual results, performance or achievements of the Company to differ materially from its anticipated future results, performance or achievements (which may be expressed or implied by such forward looking statements). Consequently, the following management's discussion and analysis, including all forward-looking statements contained therein, is qualified and limited by the foregoing cautionary factors. Interested persons are advised to consider all forward-looking statements within the context of such cautionary factors.

Liquidity and Capital Resources

         On June 30, 2002, the Company had cash and other current assets of $7,333,972 as compared to cash and other current assets of $5,502,842 at December 31, 2001. The increase of $1,831,130 was generally due to the increase in accounts receivable attributable to asphalt sales in the second quarter of 2002. However, on June 30, 2002, the Company's working capital deficit (the excess of current liabilities over current assets) increased to $24,210,959, as compared to $21,648,922 on December 31, 2001. The Company's wholly owned subsidiary, CAPCO, is the majority owner of Crown Distribution, and also conducts asphalt distribution independent of Crown Distribution. Together CAPCO and Crown Distribution accounted for most of the Company's cash and other current assets. As of June 30, 2002, CAPCO and Crown Distribution had cash and other current assets of approximately $6,893,639, consisting primarily of $466,007 in cash, $1,986,182 in inventory and $4,138,187 in accounts receivable, excluding related party balances. The Company's business is capital intensive and requires a working capital credit facility to operate efficiently. The Company has not had such a credit facility since 1999, which has resulted in lowered profitability. Until 1999, MCNIC provided loans to Crown Distribution for inventory purchases and general working capital requirements. As of June 30, 2002, those loans had a principal balance of $14,935,222.

         As previously disclosed in the Company's public filings, the Company and MCNIC and certain of its affiliated corporations and officers were engaged in litigation and/or arbitration concerning the collection of MCNIC's loans to the Company and other matters since March of 2000. As previously disclosed in the Company's Annual Report for the year ended December 31, 2001, Crown Distribution was found to owe MCNIC the amount of $14,953,222 plus accrued interest (the "Damages Award") and the Company and its subsidiaries were found to owe $2,609,519 (the "Fee Award").

         Crown Distribution also owed MCNIC an additional $5,325,723 at June 30, 2002, with respect to the preferential capital contribution (the "Preferential Capital Contribution") that funded Crown Distribution's acquisition of the assets of PSAC. The Preferential Capital Contribution requires payment solely from 50% of the cash flow from Crown Distribution's operations, if any, until repayment of the face amount plus a 15% rate of return.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


         On March 8, 2002, the Company and MCNIC entered into an agreement ("Settlement Agreement") in which the execution of the Damages Award judgment and the proceedings to confirm the Fee Award in the Third Judicial Court, Salt Lake County, Utah were both stayed. The terms of the Settlement Agreement also provide that the Company will have the option to purchase all of MCNIC's interest in Crown Distribution by the payment of certain amounts on or before September 30, 2002, and that the stay of the execution of the Damages Award judgment and the proceeding relating to the Fee Award will continue as long as the option to purchase remains valid. After April 30, 2002, the Company is required to pay $100,000 each month to renew the option for 30 days. The payment for the extensions through August 2002 have been made. Upon execution of the option to purchase and closing by the Company, both MCNIC and the Company will mutually release the other party from and against all claims, obligations and liabilities (including the Damages Award, Fee Award and Preferential Capital Contribution). See Part II, Item 1. Legal Proceedings. The Company will be required to raise substantial additional capital to extend and to exercise the option to purchase MCNIC's interest in Crown Distribution. This may require the Company to sell all or part of its assets to finance the capital requirements. There is no assurance that the Company will be able to raise the necessary capital or that the Company will be able to complete the purchase of MCNIC's interest. This could result in the foreclosure by MCNIC of substantially all of the assets of Crown Distribution. Although the Company would vigorously defend against confirmation of the Fee Award against Crown, CAPCO and CAC, there can be no assurance that the Company would prevail due to the inherent risks of litigation. If MCNIC were to prevail and receive a joint and several judgment for the Fee Award, substantially all of the remaining assets of the Company would be at risk of loss to satisfy such a judgment. This would place the Company at serious risk of insolvency and interested parties are encouraged to note the significant risk of complete loss.

         Crown Distribution has continued to accrue interest expense on the loans owed to MCNIC and Preferred Contributions for its asphalt distribution business. For the six months ended June 30, 2002, $1,319,756 of interest expense has been recorded. If the Company is able to complete the purchase of MCNIC's interest in Crown Distribution this amount would no longer be an expense to the Company.

         As part of the Settlement Agreement, the Company assigned to MCNIC all of its interest in Crown Ridge. In return the Company received: (i) the assignment to CAC of a one percent (1%) non-cost bearing overriding royalty interest in the "A" tract at Asphalt Ridge; (ii) the assignment to CAC of a three percent (3%) non-cost bearing overriding royalty interest in Crown Ridge's other properties at Asphalt Ridge; (iii) the elimination of the promissory note from CAC to MCNIC which has been recognized as a gain on divestiture of affiliate in the statement of operations; and (iv) the payment by MCNIC of a judgment obtained by Morrison Knudsen (the "MK Judgment") against CAC in its capacity as operator of Crown Ridge and indemnification of the Company against the MK Judgment. The Company will have no further costs in Crown Ridge. See Part II, Item 1. Legal Proceedings.

         The Company remains open to other asphalt related business opportunities to complement its existing asphalt distribution capabilities. There can be no assurance that the Company can obtain additional capital financing required to finance such transactions on acceptable terms and conditions.

         The Company has a portion of its accounts receivable subject to the risks and uncertainties of litigation (see Part II, Item 1. Legal Proceedings) and subject to related collection risks. The Company is seeking other ways to finance its working capital requirements, but there can be no assurance that such working capital financing can be secured by the Company. In the event that the Company is unable to collect its current accounts receivables, or the Company is unable to secure the necessary working capital line of credit for its operations from third party sources, or if the Company's operating losses and working capital deficits continue, or if the Company is unable to recoup the losses, the Company may not have sufficient capital to operate through 2002.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Accounting Policies

         Inventory consists principally of refined products and chemical supplies, which are valued at the lower of cost (computed on a first in, first out basis) or market.

         Revenue recognition for sales of product is recognized when a contract is executed or a valid purchase order has been received, product has been shipped, the selling price is fixed or determinable, and collectibility is reasonably assured.

         Property, plant and equipment are recorded at cost and are depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight - line method for financial reporting purposes. The estimated useful lives of property, plant, and equipment are as follows:

         Plant and improvements and tankage                   10-30 years
         Equipment                                                7 years
         Vehicles                                                 5 years
         Computer equipment, furniture and fixtures               3 years

         Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of receivables. In the normal course of business, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.

         The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

     Results of Operations

         For the three month period ending June 30, 2002 compared to the three month period ending June 30, 2001

         Total revenue decreased from $7,362,337 for the three month period ended June 30, 2001 to $6,184,136 for the three month period ended June 30, 2002, a decrease of $1,178,201. Cost of sales decreased from $6,497,765 for the same period in 2001 to $5,685,865 for the same period in 2002, a decrease of $811,900. The decrease in revenues was primarily the result of a decrease in sales volume of approximately 7,490 tons. This was partially offset by increased revenue per ton on the sales volume. The decrease in cost of sales is primarily the result of the reduced volume of asphalt sold.

         General and administrative expenses decreased from $848,638 for the three month period ended June 30, 2001 to $654,438 for the three month period ended June 30, 2002, a decrease of $194,200. This decrease is primarily due to two factors: (i) decreased legal expenses; and (ii) efficiencies in reducing labor costs. $847,746 of bad debt recovery was recorded as described in Note 6.

         Net other income/expenses decreased from an expense of $603,207 for the three month period ended June 30, 2001 to income of $2,305,147 for the three month period ended June 30, 2002, an expense decrease of $2,908,354. This increase is primarily made up of $2,998,176 gain on divestiture of the Crown Ridge interest to MCNIC as described in Note 7 . Interest included in other income/expense that is related to the Company's Credit Facility and Preferred Contribution for its asphalt distribution business is $663,524 for the three months ending June 30, 2002. This amount is partially offset by interest income and other income of $1,379.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


         Minority interest of $12,135 represents Foreland's approximate 33% interest in the loss of CAT, LLC.

         For the six month period ended June 30, 2001, compared to the six months ended June 30, 2000

         Total revenue decreased from $7,645,590 for the period ended June 30, 2001 to $6,652,457 for the period ended June 30, 2002, a decrease of $993,133. Cost of sales also decreased from $7,573,662 for the period ended June 30, 2001 to $6,998,165 for the period ended June 30, 2002, a decrease of $575,497. The decrease in revenues was primarily due to a reduction in sales volume of approximately 5,980 tons offset partially by increased revenue per ton. The decrease in cost of sales is primarily the result of lower asphalt sales volume.

         General and administrative expenses decreased from $1,592,061 for the period ended June 30, 2001 to $1,277,340 for the period ended June 30, 2002, a decrease of $314,721. This decrease is primarily due to decreased legal expenses and labor efficiencies. $847,746 of bad debt recovery was recorded as described in Note 6.

         Net other income/expenses decreased from an expense of $936,626 for the period ended June 30, 2001 to income of $1,534,878 for the period ended June 30, 2002, an expense decrease of $2,471,504. The 2002 total was comprised of $1,319,756 interest related to the Company's credit facility and the Preferential Capital Contribution for its asphalt distribution business, and other interest costs of $147,076. This amount is offset by a gain on divestiture of the Crown Ridge interest to MCNIC as described in Note 7 of $2,998,176, and interest income and other income of $3,534.

         Minority interest of $ 20,502 represents Foreland's approximate 33% interest in the loss of CAT, LLC.

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

         On October 31, 2001, the Arbitrator issued a damages award (the "Damages Award") in which he held that MCNIC's loans were due and payable with interest accruing on such loans from 8% to 18%, depending upon the particular loan involved. The decision also failed to find for the Company on its claims against MCNIC, its related entities and officers. The Damages Award was subsequently confirmed by the Third Judicial District Court of Salt Lake County, State of Utah on February 7, 2002. The amount of the Damages Award as of June 30, 2002, is $20,743,231.22, with interest accruing daily in the amount of $5,102.84.

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

         Pursuant to the Settlement Agreement, the Company also acquired an option to purchase all of MCNIC's rights, title and interests in, or relating to, Crown Distribution (including its right to receive the Damages Award and the Fee Award) for an amount equal to $5,500,000 (the "Purchase Price"). The Settlement Agreement provides that the Purchase Price shall be paid through the payment of $200,000 at execution with the balance due upon the closing of the Option (if such closing occurs on or before April 30, 2002). After April 30, 2002, the Company has the right to extend the Option until September 30, 2002, by making an additional $100,000 payment for each 30 days by which the Option is extended. On or before the last day of April, May, June and July 2002, the Company did in fact pay the $100,000 payment to extend the option for a additional period of 30 days. If the Company closes under the Option, then all payments made to MCNIC shall be credited against the Purchase Price. If, however, the Company does not exercise the Option, the initial $200,000 payment shall be credited against the Company's ultimate liability under the Fee Award.

         Promptly following the execution of the Settlement Agreement, the Company and MCNIC stayed all pending litigation relating to the Arbitration or any enforcement of its conclusion issued as a result of it. The Settlement Agreement provides that if the Company does not exercise the Option, MCNIC may execute on the Damages Award and that the parties may either move to confirm or appeal, as the case may be, the Fee Award.

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

         On June 13, 2002, Geneva Rock Products, Inc. ("Geneva") filed an action, Civ.# 020904488, against CAPCO in the Third Judicial District Court in and for Salt Lake County - State of Utah. In its Complaint, Geneva seeks monetary damages stated to be in excess of $1,600,000 allegedly caused by defects in asphalt binder purchased by Geneva from CAPCO.

         On August 2, 2002, CAPCO filed its Answer to Geneva's Complaint. In addition to answering Geneva's allegations, CAPCO counterclaimed $57,000 in unpaid invoices. Although CAPCO intends to vigorously contest Geneva's claims, and believes that they are without merit, due to the inherent uncertainty in litigation and the fact that the proceedings are in such an early stage, CAPCO cannot predict with any certainty whether CAPCO will prevail in this litigation.

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

         As noted elsewhere in this Report, As of June 30, 2002, there were arrearages in the amount of $1,200,000 on the Company's preferred stock. Pursuant to the designations and preferences of the preferred stock, the foregoing arrearages could be satisfied by the issuance of shares of the Company's common stock in lieu of cash payments at the "fair market value" of the common stock as defined in the designations and preferences. As of June 30, 2002, approximately 52,173,913 shares of common stock could have been issued at the then "fair market value" in satisfaction of the preferred stock dividend arrearages.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None.

ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Report on Form 8-K

         A. Exhibits:

               Exhibit A   Certification of Jay A. Mealey the President and
                           Chief Executive Officer of Crown Energy Corporation.

               Exhbiit B   Certification of Alan L. Parker the Controller of
                           Crown Energy Corporation.

         B. Report on Form 8-K

                  None.

                              PART III - SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    CROWN ENERGY CORPORATION
                                                    (Registrant)



Date: August 14, 2002                               By: /s/ Jay Mealey
                                                        ---------------------
                                                         Jay Mealey,
                                                         Chief Executive Officer


Date: August 14, 2002                               By:  /s/ Alan Parker
                                                        ---------------------
                                                        Alan Parker, Controller

Exhibit A

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                               IN COMPLIANCE WITH
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         I, Jay A. Mealey, President and Chief Executive Officer of Crown Energy Corporation, hereby certify that the accompanying Form 10-Q of Crown Energy Corporation fully complies with the requirements of section 13(a) or section 15(d) of the Securities and Exchange Act of 1934 and that the information contained in the accompanying Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Crown Energy Corporation.


                                   /s/ Jay Mealey
                                   ------------------------------------
                                   Name:    Jay Mealey
                                   Title:   President and Chief Executive
                                            Officer of Crown Energy Corporation

Exhibit B


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                               IN COMPLIANCE WITH
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         I, Alan L. Parker, Controller of Crown Energy Corporation, hereby certify that the accompanying Form 10-Q of Crown Energy Corporation fully complies with the requirements of section 13(a) or section 15(d) of the Securities and Exchange Act of 1934 and that the information contained in the accompanying Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Crown Energy Corporation.


                                   /s/ Alan Parker
                                   ------------------------------------
                                   Name:  Alan Parker
                                   Title: Controller of Crown Energy Corporation