Form 10-Q
period 2002-09-30
CROWN ENERGY CORP
filed 2002-11-19
CIK 876528

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________


                         Commission file number 0-19365

                            CROWN ENERGY CORPORATION
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Utah                                        87-0368981
--------------------------------                      -------------------
  (State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                     Identification No.)


         215 South State Street, Suite 650, Salt Lake City, Utah, 84111
         --------------------------------------------------------------
               (Address of principal executive offices, zip code)

                                 (801) 537-5610
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ].

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         There were 26,482,388 shares of $.02 par value common stock outstanding as of September 30, 2002.

                            CROWN ENERGY CORPORATION

                                      INDEX

                                                                         PAGE(S)

PART I.  Financial Information

         ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets at
           September 30, 2002 (unaudited) and December 31, 2001             3

         Condensed Consolidated Statement of Operations for the
           Three Months ended September 30, 2002 and 2001
           (unaudited)                                                      5

         Condensed Consolidated Statement of Operations for the
           Nine Months ended September 30, 2002 and 2001
           (unaudited)                                                      6

         Condensed Consolidated Statement of Cash Flows for the
           Nine Months ended September 30, 2002 and 2001
           (unaudited)                                                      7

         Notes to Condensed Consolidated Financial Statements
           (unaudited)                                                      9


         ITEM 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    13

         ITEM 3.  Quantitative and Qualitative Disclosures about
                    Market Risk                                            17

         ITEM 4.  Controls and Procedures                                  18


PART II. Other Information

         ITEM 1.  Legal Proceedings                                        19

         ITEM 2.  Changes in Securities                                    20

         ITEM 3.  Defaults upon Senior Securities                          20

         ITEM 4.  Submission of Matters to a Vote of Security Holders      20

         ITEM 5.  Other Information                                        20

         ITEM 6.  Exhibits and Report on Form 8-K                          21


PART III. Signatures                                                       22

                                         PART I - FINANCIAL INFORMATION

                                          ITEM 1. FINANCIAL STATEMENTS

                                            CROWN ENERGY CORPORATION

                                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     ASSETS




                                                                              September 30, 2002      December 31,
                                                                                 [unaudited]              2001
                                                                                -------------        -------------
CURRENT ASSETS:
     Cash and cash equivalents                                                  $   1,131,631        $   2,652,858
     Accounts receivable, net of allowance for uncollectible
        accounts of $673,120 and $1,722,482  respectively                           4,855,069            1,378,610
     Inventory                                                                      1,212,810            1,358,022
     Prepaid and other current assets                                                 403,346               87,652
     Deposits on Settlement Option                                                    500,000                    0
     Related Party Receivable                                                               0               25,700
                                                                                -------------        -------------

          Total Current Assets                                                      8,102,856            5,502,842

PROPERTY PLANT, AND EQUIPMENT, Net                                                  9,642,523            9,590,787

OTHER INTANGIBLE ASSETS, Net                                                          302,930              340,430

OTHER ASSETS                                                                          308,420             283,206
                                                                                -------------        -------------
TOTAL                                                                           $  18,356,729        $  15,717,265
                                                                                =============        =============


                 The accompanying notes are an integral part of these consolidated financial statements.

                                            CROWN ENERGY CORPORATION

                                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                      LIABILITIES AND STOCKHOLDERS' DEFICIT




                                                                              September 30, 2002      December 31,
                                                                                 [unaudited]              2001
                                                                                -------------        -------------
CURRENT LIABILITIES
     Accounts payable                                                           $   3,151,794        $     410,564
     Preferred stock dividends payable                                              1,300,000            1,200,000
     Accrued expenses                                                                 104,384              175,794
     Accrued Arbitration costs                                                      2,609,519            2,609,519
     Accrued interest principally due to related party                              9,515,290            7,473.512
     Long-term debt - current portion                                                 411,139              347,153
     Line-of-credit to related party                                               14,935,222           14,935,222
                                                                                -------------        -------------
     Total current liabilities                                                     32,027,348           27,151,764
                                                                                -------------        -------------

MINORITY INTEREST IN CONSOLIDATED
  JOINT VENTURES                                                                      501,580              476,793

CAPITALIZATION:
    Long-term debt                                                                  2,549,887            2,833,864
    Long-term debt to related party                                                 5,325,723            8,296,192
    Redeemable preferred stock                                                      4,995,284            4,952,831
    Stockholders' deficit:
      Common Stock $0.02 par value 50,000,000 shares authorized
        26,482,388 and 13,635,581 shares outstanding respectively                     529,647              272,711
      Additional paid in Capital                                                    3,966,815            4,915,370
      Stock subscription receivable from officers                                           0             (549,166)
      Stock warrants                                                                  243,574              243,574
      Accumulated deficit                                                         (31,783,129)         (32,876,668)
                                                                                -------------        -------------
          Stockholders' deficit                                                   (27,043,093)         (27,994,179)
                                                                                -------------        -------------

TOTAL                                                                           $  18,356,729        $  15,717,265
                                                                                =============        =============


                 The accompanying notes are an integral part of these consolidated financial statements.

                                                           4

                            CROWN ENERGY CORPORATION

                                   [Unaudited]

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS



                                                                                    For the Three Months Ended
                                                                                           September 30,
                                                                                    2002                  2001
                                                                                -------------        -------------
SALES, Net of demerits                                                          $   9,015,384        $  15,539,700

COST OF SALES                                                                       7,741,964           12,757,549
                                                                                -------------        -------------
GROSS PROFIT (LOSS)                                                                 1,273,420            2,782,151

GENERAL AND ADMINISTRATIVE EXPENSES                                                  (750,151)            (926,719)
   Bad debt recovery on accounts previously allowed for                               548,785                    0
                                                                                -------------        -------------
INCOME FROM OPERATIONS                                                              1,072,054            1,855,432
                                                                                -------------        -------------
OTHER INCOME (EXPENSES):
   Interest income and other income                                                     5,311                4,877
   Interest and other expense                                                        (747,558)            (652,960)
   Interest expense from arbitration judgment                                               0           (1,164,574)
   Gain/(Loss) on Disposition of assets                                               (25,513)                   0
                                                                                -------------        -------------
        Total other income (expense), net                                            (767,760)          (1,812,657)
                                                                                -------------        -------------

INCOME (LOSS) BEFORE INCOME TAXES
  AND MINORITY INTERESTS                                                              304,294               42,775
                                                                                -------------        -------------

DEFERRED INCOME TAX BENEFIT                                                                --                   --

MINORITY INTEREST IN EARNINGS OF
  CONSOLIDATED JOINT VENTURE                                                            9,167                2,930
                                                                                -------------        -------------
NET INCOME                                                                      $     313,461        $      45,705
                                                                                -------------        -------------
NET INCOME PER COMMON SHARE -
  Basic and diluted                                                             $        0.00        $        0.00
                                                                                =============        =============


                 The accompanying notes are an integral part of these consolidated financial statements.

                                                            5

                                            CROWN ENERGY CORPORATION

                                                   [Unaudited]

                                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS



                                                                                      For the Nine Months Ended
                                                                                           September 30,
                                                                                    2002                  2001
                                                                                -------------        -------------
SALES, Net of demerits                                                          $  15,667,841        $  23,185,290

COST OF SALES                                                                      14,740,129           20,331,211
                                                                                -------------        -------------
GROSS PROFIT (LOSS)                                                                   927,712            2,854,079

GENERAL AND ADMINISTRATIVE EXPENSES                                                (2,027,491)          (2,518,780)
   Gain on bad debt recovery                                                        1,396,531                    0
                                                                                -------------        -------------
INCOME (LOSS) FROM OPERATIONS                                                         296,752              335,299
                                                                                -------------        -------------
OTHER INCOME (EXPENSES):
   Interest income and other income                                                     8,845               67,795
   Gain on Insurance Settlement                                                             0              278,492
   Interest and other expense                                                      (2,214,390)          (1,930,996)
   Interest expense from arbitration judgment                                               0           (1,164,574)
   Gain/(Loss) on disposition of assets                                               (25,513)                   0
   Gain on Divestiture of Affiliate                                                 2,998,176                    0
                                                                                -------------        -------------

        Total other income (expense), net                                             767,118           (2,749,283)
                                                                                -------------        -------------
INCOME (LOSS) BEFORE INCOME TAXES
  AND MINORITY INTERESTS                                                            1,063,870           (2,413,984)
                                                                                -------------        -------------

DEFERRED INCOME TAX BENEFIT                                                                --                   --

MINORITY INTEREST IN EARNINGS OF
  CONSOLIDATED JOINT VENTURE                                                           29,669               14,132
                                                                                -------------        -------------
NET INCOME (LOSS)                                                               $   1,093,539        $  (2,399,852)
                                                                                -------------        -------------
NET INCOME (LOSS) PER COMMON SHARE -
  Basic and diluted                                                             $        0.03        $       (0.20)
                                                                                =============        =============


                 The accompanying notes are an integral part of these consolidated financial statements.

                                                           6

                                            CROWN ENERGY CORPORATION

                                                   [Unaudited]

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                   For the Nine Months Ended
                                                                                           September 30,
                                                                                    2002                  2001
                                                                                -------------        -------------
Cash flows from operating activities:

  Net income (loss)                                                             $   1,093,539       $   (2,399,852)

  Adjustments to reconcile net income (loss) to net cash used by operating activities:
      Amortization, depreciation and depletion                                        584,501              563,586
      Provision for doubtful accounts receivable                                   (1,049,362)              (1,183)
      Gain on divestiture of affiliate                                             (2,998,176)                   0
      Loss on disposal of assets                                                       25,713                    0
      Minority interest                                                               (29,669)             (14,132)
      Change in assets and liabilities:
        Accounts receivable                                                        (2,427,097)          (7,050,115)
        Inventory                                                                     145,212               32,145
        Prepaid and other assets                                                     (315,208)             (98,666)
        Deposits on settlement option                                               (500,000)                    0
        Accounts payable                                                            2,741,230            4,321,850
        Accrued expenses and interest                                               1,998,075            2,671,870
                                                                                -------------        -------------
              Total adjustments                                                    (1,824,781)             425,355
                                                                                -------------        -------------
              Net cash used in operating activities                                  (731,242)          (1,974,497)
                                                                                -------------        -------------

Cash flows used in investing activities -

  Purchase of property and equipment                                                 (577,673)            (463,807)
                                                                                -------------        -------------

Cash flows from financing activities:

  Capital contributions from partners                                                  54,456               61,263
  Payments on long-term debt                                                         (266,768)            (216,310)
                                                                                -------------        -------------
              Net cash used in financing activities                             $    (212,312)       $    (155,047)
                                                                                -------------        -------------

                 The accompanying notes are an integral part of these consolidated financial statements.

                                            CROWN ENERGY CORPORATION

                                                   [Unaudited]

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   [Continued]



                                                                                   For the Nine Months Ended
                                                                                           September 30,
                                                                                    2002                  2001
                                                                                -------------        -------------
         Net Increase (Decrease) in Cash:                                       $  (1,521,227)      $   (2,593,351)
                                                                                =============       ==============

Cash at Beginning of Period                                                     $   2,652,858       $    2,878,141
                                                                                =============       ==============

Cash at End of Period                                                           $   1,131,631       $      284,790
                                                                                =============       ==============

Supplemental Disclosure of Cash Flow Information
       Cash paid during the period:
           Interest                                                             $      49,399       $      439,836
                                                                                =============       ==============

           Income taxes                                                                    --                   --


Supplemental Schedule of Non-cash Investing and Financing Activities:

      For the period ended September 30, 2002:

            The Company acquired $46,777 of equipment through term financing.
            The Company issued 13,793,103 shares of its common stock as payment for $200,000 of preferred stock dividends.
            The Company accrued preferred stock dividends payable of $300,000 and accretion of $42,453.
            The Company wrote off common stock subscriptions receivable in the amount of $549,166.
            The Company sold its interest in its unconsolidated affiliate in exchange for relief of debt of $2,970,469 and accrued interest of $27,707.

      For the period ended September 30, 2001:

             The Company acquired $187,038 of property and equipment with long term debt or capital leases


                 The accompanying notes are an integral part of these consolidated financial statements.

                                                              8

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 Annual Report on Form 10-K. The results of operations for the period ended September 30, 2002 are not necessarily indicative of the operating results for the full year.

         Summary of Disputes - The Company and its joint venture partner in Crown Asphalt Distribution, L.L.C. ("Crown Distribution") and Crown Asphalt Ridge, L.L.C. ("Crown Ridge"), MCNIC Pipeline and Processing Company ("MCNIC"), executed a Settlement Agreement ("the Settlement Agreement") on October 16, 2002, that resolved all disputes and amounts due between the parties. The Settlement Agreement is discussed in more detail in Part II Item 1. Legal Proceedings.

         Organization - Crown Energy Corporation ("CEC") and its wholly-owned subsidiaries, Crown Asphalt Corporation ("CAC") and Crown Asphalt Products Company ("CAPCO") and Crown Distribution, an entity in which CAPCO and CEC now own all interests (collectively referred to as the "Company"), are engaged in the production, manufacturing, distribution and selling of asphalt products. Crown Distribution was initially a joint venture formed on July 2, 1998 between CAPCO and MCNIC for the purpose of acquiring certain assets of Petro Source Asphalt Company ("Petro Source"). As a result of the Settlement Agreement, the Company now owns all of Crown Distribution. CAPCO is the operator of Crown Distribution. Crown Distribution owns a majority interest in Cowboy Asphalt Terminal, L.L.C. ("CAT, LLC"). CAT, LLC is a joint venture formed on September 16, 1998 between CAPCO and Foreland Asphalt Corporation ("Foreland"), which owns an asphalt terminal and storage facility. Crown Distribution owns 66.67% and Foreland owns 33.33% of CAT, LLC.

         Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly or majority-owned subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

NOTE 2 - SUBSEQUENT EVENT/ EFFECT OF THE SETTLEMENT AGREEMENT

         Pursuant to the Settlement Agreement with MCNIC Pipeline & Processing Company ("MCNIC"), dated October 16, 2002, the judgment, accrued interest, and certain other liabilities were released. This includes
         (1) $14,935,222 recorded on the balance sheet as Line of Credit to related parties; (2) $9,304,378 recorded on the balance sheet as accrued interest principally due to related party; and (3) $5,325,723 recorded on the balance sheet as Long Term debt to related party. Because this transaction occurred in the fourth quarter, the effect of the Settlement Agreement, which is estimated to result in a gain, will be reflected in the Annual Report on Form 10K.

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS


NOTE 3 - CAPITAL TRANSACTIONS

         Preferred Stock - The Company is authorized to issue 1,000,000 preferred shares, par value $.005 per share. The Company issued and has outstanding 500,000 shares of its Series A Cumulative Convertible Preferred Stock ("Series A Preferred"). Each share of Series A Preferred is convertible at the option of its holder, at any time, into
         8.57 shares of common stock of the Company. Dividends accrue on the outstanding Series A Preferred at the rate of 8% per annum and may be paid through cash or common shares of the Company at the option of the holder. Subject to the holder's right to convert the Series A Preferred, the Company may redeem the Series A Preferred at any time from the date on which it is issued at a percentage of the Series A Preferred's stated value of $10 per share; 130% of stated value if redemption occurs within thirty-six months of the date of issuance, 115% of stated value if redemption occurs between thirty-six and forty-eight months after the date of issuance, 110% of stated value if redemption occurs between forty-eight and sixty months after the date of issuance, and 100% if redemption occurs thereafter. The holder of the Series A Preferred may also require the Company to redeem the Series A Preferred after the eighth anniversary of the Series A Preferred's issuance. The holders of the Series A Preferred shall have the right, but shall not be obligated, to appoint 20% of the Company's Board of Directors. The Company may not alter the rights and preferences of the Series A Preferred, authorize any security having liquidation preference, redemption, voting or dividend rights senior to the Series A Preferred, increase the number of Series A Preferred, reclassify its securities or enter into specified extraordinary events without obtaining written consent or an affirmative vote of at least 75% of the holders of the outstanding shares of the Series A Preferred stock. All voting rights of the Series A Preferred expire upon the issuance by the Company of its notice to redeem such shares. The shares of common stock issuable upon conversion of the Series A Preferred are subject to adjustment upon the issuance of additional shares of the Company's common stock resulting from stock splits, share dividends, and other similar events as well as upon the issuance of additional shares or options which are issued in connection with the Company's equity investment or as compensation to any employee, director, consultant, or other service provider of the Company or any subsidiary, other than options to acquire up to 5% of the Company's common stock at or less than fair market value. In conjunction with the issuance of the preferred stock described above, the Company issued a warrant to the holders of the preferred stock. The fair value of the warrant at the date of issuance was estimated to be $283,019 and was recorded to additional paid-in capital and as a reduction to the stated value of the preferred stock. The reduction in preferred stock is being accreted over the five-year period from the date of issuance to the earliest exercise date of the warrant. Upon the fifth anniversary of the issuance of the preferred stock, the warrant becomes exercisable, at $.002 per share, into the number of common shares of the Company equal to (a) $5,000,000 plus the product of (i) $5,000,000 multiplied by (ii) 39% (internal rate of return) multiplied by (iii) 5 years ($14,750,000), minus (b) the sum of (i) all dividends and other distributions paid by the Company on the preferred stock or on the common stock received upon conversion of the preferred stock plus (ii) the greater of the proceeds from the sale of any common stock received by the holder upon the conversion of the preferred stock prior to the fifth anniversary date or the Terminal Value (as defined) of such common stock sold before the fifth anniversary plus (iii) the terminal value of the preferred stock and common stock received upon conversion of the preferred stock then held, divided by (c) the fair market value of the Company's common stock on a weighted average basis for the 90 days immediately preceding the fifth anniversary date of the issuance of the preferred stock. Terminal Value is defined as the sum of (i) the shares of common stock into which the preferred stock then held is convertible, plus (ii) shares of common stock received upon conversion of preferred stock, multiplied by the fair market value of the Company's common stock on a weighted average basis for the 90 days immediately preceding the fifth anniversary date of the issuance of the preferred stock. The warrants will expire in 2007. As disclosed in the Company's Annual Report for the year ended December 31, 2001, the Series A Preferred Stock was purchased in November 2001 by Manhattan Goose, L.L.C. ("Manhattan Goose"), an entity in which Messrs, Jay Mealey and Andrew W. Buffmire own interests. Mr. Mealey is Chief Executive Officer and a director of the Company. Mr. Buffmire is a director of the Company. Also, as disclosed in the Annual

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS


NOTE 3 - CAPITAL TRANSACTIONS (continued)

         Report, Manhattan Goose was issued $200,000 of accrued dividends in the form of common stock dividends amounting to 13,793,103 shares of common stock.

NOTE 4 - COMMON STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK

         At September 30, 2002 and December 31, 2001, common stockholders' equity and redeemable preferred stock consists of the following:

                                                                                         2002                 2001
                                                                                    -------------       --------------
         Redeemable preferred stock - $.005 par value;
           1,000,000 shares authorized; $10.00 stated value;
           500,000 Series A cumulative convertible shares issued
           and outstanding; original estimated fair value of
           $4,716,981, accretion of $42,453 and $56,604 for the
           periods ended September 30, 2002 and December 31, 2001,
           respectively, toward the stated value of $5,000,000                      $   4,995,284       $    4,952,831

          Common stockholders' equity:
            Common stock, $.02 par value; 50,000,000 shares authorized;
              26,482,388 and 13,635,581 shares issued and outstanding
              at September 30, 2002 and December 31, 2001, respectively             $     529,647       $      272,711
            Additional paid-in capital                                                  3,966,815            4,915,370
            Stock warrants outstanding; 683,750 at
              September 30, 2002 and December 31, 2001                                    243,574              243,574
            Common stock subscription receivable from officers                                  0             (549,166)
            Accumulated deficit                                                       (31,783,129)         (32,876,668)
                                                                                    -------------       --------------
          Total                                                                     $ (27,043,093)      $  (27,994,179)
                                                                                    =============       ==============

NOTE 5 - PROFIT/LOSS PER SHARE

         The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the nine months ended September 30, 2002 and September 30, 2001:

                                                               2002                                     2001
                                                   -----------------------------           -----------------------------
                                                   Profit (Loss)       Per Share               Loss            Per Share
                                                   ------------        ---------           ------------        ---------
         Net Profit (Loss)                         $  1,093,539                            $  (2,399,852)

         Redeemable preferred
           stock dividends and accretion               (342,453)                               (342,453)
                                                   ------------                            ------------
         Net profit (loss) attributable to
           common stockholders                     $    751,086        $    0.03           $ (2,742,305)       $   (0.20)
                                                   ============        =========           ============        =========


                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS


NOTE 5 - LOSS PER SHARE (continued)
                                                               2002                                     2001
                                                   -----------------------------           -----------------------------
                                                   Profit (Loss)       Per Share               Loss            Per Share
                                                   ------------        ---------           ------------        ---------
         Weighted average common
           shares outstanding -
           basic and diluted                                          24,447,757                              13,635,581
                                                                      ----------                              ----------

         The Company had at September 30, 2002 and December 31, 2001, incremental options and warrants to purchase, computed under the treasury stock method, 3,163,148 shares of common stock that were not included in the computation of diluted earnings (loss) per share because their effect was anti-dilutive. The Company also has preferred stock outstanding at September 30, 2002 and December 31, 2001 which is convertible into approximately 4,300,000 shares of common stock that was not included in the computation of diluted earnings per share as its effect was anti-dilutive. Accordingly, diluted earnings per share does not differ from basic earnings. As of September 30, 2002, there were dividend arrearages in the amount of $1,300,000 on the Company's preferred stock. Pursuant to the designations and preferences of the preferred stock, the foregoing arrearages could be satisfied, at the option of the holder, by the issuance of shares of the Company's common stock in lieu of cash payments at the "fair market value" of the common stock as defined in the designations and preferences. As of September 30, 2002, approximately 88,255,261 shares of common stock could have been issued at the then "fair market value" in satisfaction of the preferred stock dividend arrearages.

NOTE 6 - BAD DEBT RECOVERY ON ACCOUNTS PREVIOUSLY ALLOWED FOR

         During the nine months ended September 30, 2002 the Company collected on significant receivables it had provided an allowance for in a prior year in the amount of $1,396,531. The Company has recognized this collection through operations as a bad debt recovery.


NOTE 7 - GAIN ON DIVESTITURE OF INTEREST IN AFFILIATE

         Pursuant to the Settlement Agreement with MCNIC the Company assigned to MCNIC all of its interest in Crown Ridge, and MCNIC relieved CAC of its promissory note obligation and accrued interest of $2,998,176 which the Company has recognized as a gain in the statement of operations.

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

Liquidity and Capital Resources

         On September 30, 2002, the Company had cash and other current assets of $8,102,856 as compared to cash and other current assets of $5,502,842 at December 31, 2001. The increase of $2,600,014 was generally due to the increase in accounts receivable attributable to asphalt sales in the third quarter of 2002. However, on September 30, 2002, the Company's working capital deficit (the excess of current liabilities over current assets) increased to $23,924,492, as compared to $21,648,922 on December 31, 2001. Current liabilities of $26,849,119, long-term debt of $5,325,723 and a reduction of current assets of $700,000 as of September 30, 2002 were subsequently released as part of the Settlement Agreement dated October 16, 2002, thus significantly improving the Company working capital and liquidity. Together CAPCO and Crown Distribution accounted for most of the Company's cash and other current assets. As of September 30, 2002, CAPCO and Crown Distribution had cash and other current assets of approximately $7,680,439, consisting primarily of $1,046,557 in cash, $1,212,810 in inventory and $4,557,210 in accounts receivable, excluding related party balances. The Company's business is capital intensive and requires a working capital credit facility to operate efficiently. The Company has not had such a credit facility since 1999, which has resulted in lowered profitability. Until 1999, MCNIC provided loans to Crown Distribution for inventory purchases and general working capital requirements. As of September 30, 2002, those loans had a principal balance of $14,935,222, but such amount was released on October 16, 2002 as a result of the Settlement Agreement.

         As previously disclosed in the Company's public filings, the Company and MCNIC and certain of its affiliated corporations and officers were engaged in litigation and/or arbitration concerning the collection of MCNIC's loans to the Company and other matters since March of 2000. As previously disclosed in the Company's Annual Report for the year ended December 31, 2001, Crown Distribution was found to owe MCNIC the amount of $14,953,222 plus accrued interest of $4,884,401 (the "Damages Award") and the Company and its subsidiaries were found to owe $2,609,519 (the "Fee Award"). Crown Distribution also owed MCNIC an additional $5,325,723 at September 30, 2002, with respect to the preferential capital contribution (the "Preferential Capital Contribution") that funded Crown Distribution's acquisition of the assets of PSAC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


         On October 16, 2002 the Company and MCNIC, executed a Settlement Agreement, by which the Company and MCNIC agreed to settle all pending claims, litigation and arbitration matters between them. In accordance with the terms of the Settlement Agreement, the Company paid $1.3 million to MCNIC in exchange for MCNIC's 49.9% interest in Crown Distribution, all of MCNIC's rights under the Damages Award, the Fee Award and the Preferential Capital Contribution including all accrued interest, and all of MCNIC's interests under any loan by MCNIC to Crown Distribution as well as any underlying mortgages, liens, or security interest in any asset of Crown Distribution. This Settlement Agreement is also discussed in more detail in Part II Item 1. Legal Proceedings.

         It should be noted that as a result of the Settlement Agreement on October 16, 2002 (as discussed in Part II - Item I. Legal Proceedings), Crown was released from certain liabilities contained in the presented Balance Sheet. These items are as follows: (1) the Line of Credit to related parties for $14,935,222; (2) the accrued interest payable to related parties of $9,304,378;
(3) the long term debt to related parties of $5,325,723; and (4) the accrued arbitration costs of $2,609,519. Other current assets in the amount of $700,000 will also be effected.

         Crown Distribution has continued to accrue interest expense on the loans owed to MCNIC and Preferred Contributions for its asphalt distribution business. For the nine months ended September 30, 2002, $1,990,571 of interest expense has been recorded. As noted, on October 16, 2002 the Company and its joint venture partner in Crown Distribution, MCNIC, executed a the Settlement Agreement that is discussed in more detail in Part II Item 1. Legal Proceedings. Pursuant to this Settlement Agreement the interest amount of $1,990,571 recorded in the nine months ended September 30, 2002 will be forgiven.

         As part of the March Agreement, the Company assigned to MCNIC all of its interest in Crown Ridge. In return, the promissory note from CAC to MCNIC was relieved and has been recognized as a gain on divestiture of affiliate in the statement of operations; and MCNIC paid the judgment obtained by Morrison Knudsen (the "MK Judgment") against CAC in its capacity as operator of Crown Ridge and indemnified the Company against the MK Judgment. The Company will have no further costs or interests in Crown Ridge. See Part II, Item 1. Legal Proceedings.

         The Company's business requires a large amount of working capital to purchase and store inventory and for accounts receivable and general operations. The Company does not have adequate working capital to operate its business currently and must rely on outside third party sources to finance that requirement. The Company has not had outside working capital financing since 1999. Although the Settlement Agreement results in the release of much of the encumbrance on the Company's assets, it will be very difficult to obtain the working capital needed to operate the business. The Company is exploring all avenues to obtain working capital financing including supplier financing, throughput arrangements and joint ventures with industry participants, facility leasing and conventional bank financing, however there can be no assurance that such financing can be obtained. Failure by the Company to obtain the necessary working capital financing would have a significant negative impact on its future operations and may result in a shut down of the operations and sale of the Company's assets.

         The Company remains open to other asphalt related business opportunities to complement its existing asphalt distribution capabilities. There can be no assurance that the Company can obtain additional capital financing required to finance such transactions on acceptable terms and conditions.

         The Company has a portion of its accounts receivable subject to the risks and uncertainties of litigation (see Part II, Item 1. Legal Proceedings) and subject to related collection risks. The Company is seeking other ways to finance its working capital requirements, but there can be no assurance that such working capital financing can be secured by the Company. In the event that the Company is unable to collect its current accounts receivables, or the Company is unable to secure the necessary working capital financing for its operations from third party sources, or if the Company's operating losses and working capital deficits continue, or if the Company is unable to recoup the losses, the Company may not have sufficient capital to operate through 2002.

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

Results of Operations

     For the three month period ending September 30, 2002 compared to the three month period ending September 30, 2001

         Total revenue decreased from $15,539,700 for the three month period ended September 30, 2001 to $9,015,384 for the three month period ended September 30, 2002, a decrease of $6,524,316. Cost of sales decreased from $12,757,549 for the same period in 2001 to $7,741,964 for the same period in 2002, a decrease of $5,015,585. The decrease in revenues was primarily the result of a decrease in sales volume of approximately 36,218 tons. The decrease in cost of sales is primarily the result of the reduced volume of asphalt sold. The overall volume decrease is due to financing constraints which did not allow for the additional purchase of additional asphalt in the Quarter.

         General and administrative expenses decreased from $926,719 for the three month period ended September 30, 2001 to $750,151 for the three month period ended September 30, 2002, a decrease of $176,568. This decrease is primarily due to decreased legal expenses. $548,785 of bad debt recovery was recorded as described in Note 6.

         Net other income/expenses decreased from an expense of $1,812,657 for the three month period ended September 30, 2001 to $767,760 for the three month period ended September 30, 2002, a decrease of $1,044,897. This decrease is primarily due to an interest charge recorded in 2001 for $1,164,574 applicable to the Damages Award. Interest included in other income/expense that is related to the Damages Award and Preferred Capital Contribution for its asphalt distribution business is $670,815 for the three months ending September 30, 2002. This amount is partially offset by interest income and other income of $5,311.

         Minority interest of $9,167 represents Foreland's approximate 33% interest in the loss of CAT, LLC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


     For the nine month period ended September 30, 2001, compared to the nine months ended September 30, 2000

         Total revenue decreased from $23,185,290 for the period ended September 30, 2001 to $15,667,841 for the period ended September 30, 2002, a decrease of $7,517,449. Cost of sales also decreased from $20,331,211 for the period ended September 30, 2001 to $14,740,129 for the period ended September 30, 2002, a decrease of $5,591,082. The decrease in revenues was primarily due to a reduction in sales volume of approximately 42,201 tons. The decrease in cost of sales is primarily the result of lower asphalt sales volume. The lower asphalt sales volume are a result of financing restraints which would not allow for additional purchases of asphalt to market.

         General and administrative expenses decreased from $2,518,780 for the period ended September 30, 2001 to $2,027,491 for the period ended September 30, 2002, a decrease of $491,289. This decrease is primarily due to decreased legal expenses and labor efficiencies. Bad debt recovery of $1,396,531, was recorded as described in Note 6.

         Net other income/expenses decreased from an expense of $2,749,283 for the period ended September 30, 2001 to income of $767,118 for the period ended September 30, 2002, an expense decrease of $3,516,401. The 2002 total was comprised of $1,990,571 interest related to the Damages Award and the Preferential Capital Contribution, $25,513 loss on disposition of assets, and other interest costs of $223,819. This amount is offset by a gain on divestiture of the Crown Ridge interest to MCNIC as described in Note 7 of $2,998,176, and interest income and other income of $8,845.

         Minority interest of $29,669 represents Foreland's approximate 33% interest in the loss of CAT, LLC.

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

         The Company does not believe it is subject to the material risks of loss related to certain market risks, such as interest rate risks, foreign currency exchange rate risks or similar risks, and therefore the Company does not engage in transactions, such as hedging or similar transactions in derivative financial instruments, intended to reduce its exposure to such risks. However, the Company is subject to general market fluctuations related to the purchase of its basestock asphalt and may suffer reduced operating margins to the extent its increased costs are not passed through to its customers. Such prices generally fluctuate with the price of crude oil. The Company was prevented in certain contracts with MCNIC from utilizing any hedging strategies to minimize any market price changes. The Company believes the inability to protect itself from market fluctuations may negatively impact its profit margins.

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

                        ITEM 4. CONTROLS AND PROCEDURES
                    DISCLOSURES ABOUT CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures

         Based on their evaluations as of a date within 90 days of the filing date of this report, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

         (b) Changes in internal controls

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

         On October 31, 2001, the Arbitrator issued a damages award (the "Damages Award") in which he held that MCNIC's loans were due and payable with interest accruing on such loans from 8% to 18%, depending upon the particular loan involved. The decision also failed to find for the Company on its claims against MCNIC, its related entities and officers. The Damages Award was subsequently confirmed by the Third Judicial District Court of Salt Lake County, State of Utah on February 7, 2002. The amount of the Damages Award as of September 30, 2002, is $20,743,231.22, with interest accruing daily in the amount of $5,102.84.

         In addition, the Arbitrator awarded $2,609,518.69 in fees and costs (the "Fee Award") to MCNIC against the Company and its related entities on a joint and several basis. The Fee Award has yet to be confirmed by the appropriate Utah state court and proceedings regarding it has been stayed as further explained below.

         On March 8, 2002, the Company and MCNIC, its related entities and certain of its officers executed a settlement agreement (the "March Agreement"). Pursuant to the March Agreement, the Company transferred all of its interests in Crown Ridge and the leases relating to the Asphalt Ridge properties to MCNIC.

         In exchange for the assignment of the Crown Ridge interest, the Company received (i) MCNIC's commitment to pay a previously entered judgment by Morrison Knudsen (the "MK Judgment") and its indemnification of the Company from the MK Judgment, (ii) the assignment from Crown Ridge of a 1% non-cost bearing, overriding royalty interest in the sales proceeds received by Crown Ridge or its successors and assigns from any products produced on the assigned leases of "Tract A" at Asphalt Ridge and a 3% non-cost bearing, overriding royalty interest in proceeds received by Crown Ridge or its successors and assigns from any other lands which are currently leased by Crown Ridge or the Company, and
(iii) the mutual release between the parties of any known or unknown claims between them relating to Crown Ridge, including the obligation of the Company to pay the CAC Loan.

         On October 16, 2002, the Company and its subsidiaries, CAC, CAPCO and Crown Distribution, and its CEO, Jay Mealey ("Mealey"), (collectively, the "Crown Parties") entered into a settlement agreement (the "Settlement Agreement") with DTE Enterprises, Inc. as successor by merger to MCN Energy Group ("MCN"), MCNIC Pipeline & Processing Company ("MCNIC"), Howard L. Dow III ("Dow") and William E. Kraemer ("Kraemer") (collectively the "MCN Parties") by which the Crown Parties and the MCN Parties agreed to settle all pending claims, litigation and arbitration matters between them.

         In accordance with the terms of the Settlement Agreement, CAPCO paid $1.3 million to MCNIC in exchange for (i) MCNIC's 49.9% interest in Crown Distribution; (ii) all of MCNIC's rights under the damages judgment entered February 7, 2002 as a result of previously disclosed arbitration with the MCN Parties in the amount of $20,011,683.35 (the "Damages Judgment"); and (iii) all of MCNIC's interests under any loan by MCNIC to Crown Distribution, as well as any underlying mortgages, liens, or security interest in any asset of Crown Distribution. CAPCO and Crown Distribution also agreed to fully indemnify MCNIC for any claims and liabilities relating to Crown Distribution or CAPCO, or their operations.

         In addition, the Crown Parties stipulated to the entry of an order confirming an arbitrator's award of fees, costs and expenses, dated February 5, 2002, and the entry of a conforming fee judgment in the amount of $2,409,518.69 against the Crown Parties (the "Fee Judgment"). The Fee Judgment, however, will be deemed satisfied in full following the continued operation of the Crown Parties' business in the ordinary course through January 15, 2003. The MCNIC Parties agreed not to attempt to execute upon, or take other actions with respect to, the Fee Judgment, during that period if the Crown Parties' business is so operated.

         The Settlement Agreement further provides that CAC assigned all of the overriding royalty interests granted to it in the March Agreement to MCNIC in exchange for a $100,000 credit against CAC's portion of the Fee Judgment.

         On September 26, 2002, the Company's Gadsby terminal was issued criminal citations by the Salt Lake City attorney's office for failing to report a fire which had occurred in certain of the Company's equipment there and for operating a public nuisance due to industrial odors which allegedly emanated from the site. The issuing of the citations caused the lessor of the site to indicate its intention to cancel the lease for the property. The Company is in negotiations with both the city and the lessor regarding this matter and hopes to reach a satisfactory accommodation with both parties. Due to the inherent uncertainties in matters such as this, however, it is not possible to definitively predict what outcome on this matter the Company will be able to negotiate.

ITEM 2.  Changes in Securities

         None.

ITEM 3.  Defaults upon Senior Securities

         As noted elsewhere in this Report, as of September 30, 2002, there were arrearages in the amount of $1,300,000 on the Company's preferred stock. Pursuant to the designations and preferences of the preferred stock, the foregoing arrearages could be satisfied, at the option of the holder, by the issuance of shares of the Company's common stock in lieu of cash payments at the "fair market value" of the common stock as defined in the designations and preferences. As of September 30, 2002, approximately 88,255,261 shares of common stock could have been issued at the then "fair market value" in satisfaction of the preferred stock dividend arrearages.

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

         None.

ITEM 6.  Exhibits and Report on Form 8-K


         A.     Exhibits:

                Exhibit A           Certification of Jay A. Mealey the President
                                    and Chief Executive Officer of Crown Energy
                                    Corporation.

                Exhibit B           Certification of Alan L. Parker the
                                    Controller of Crown Energy Corporation.

         B.     Report on Form 8-K

                Exhibit C           8-K filed October 31, 2002 describing the
                                    Settlement Agreement between the Company and its joint venture partner in Crown
                                    Distribution, MCNIC.

                              PART III - SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CROWN ENERGY CORPORATION
                                         (Registrant)



Date: November 14, 2002                  By: /s/ Jay Mealey
                                            ------------------------------------
                                             Jay Mealey, Chief Executive Officer


Date: November 14, 2002                  By: /s/ Alan Parker
                                            ------------------------------------
                                             Alan Parker, Controller

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


                                  /s/ Jay Mealey
                                  ------------------------------------------
                                  Name:  Jay Mealey
                                  Title: President and Chief Executive
                                         Officer of Crown Energy Corporation

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


                                    /s/    Alan Parker
                                   ------------------------------------------
                                   Name:  Alan Parker
                                   Title: Controller of Crown Energy Corporation