Form 10-K
period 2002-12-31
CROWN ENERGY CORP
filed 2003-04-15
CIK 876528

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                            ANNUAL REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                         Commission File Number 0-19365

                            CROWN ENERGY CORPORATION
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Utah                                                 87-0368981
-------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

          1710 West 2600 South
            Woods Cross, Utah                                       84087
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

                                  801-296-0166
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
       None                                               None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, Par Value $0.02
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes | | No |X|

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of last business day of the registrant's most recently completed second fiscal quarter. As of June 30, 2002, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was $589,716 using the average bid and asked prices for registrant's common stock.

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date. As of March 17, 2003, registrant had outstanding 26,482,388 shares of its common stock, par value $0.02.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

                                TABLE OF CONTENTS

Item                                Description                             Page
----                                -----------                             ----

                                     Part I
Item 1      Business......................................................     1
Item 2      Properties....................................................     6
Item 3      Legal Proceedings.............................................     7
Item 4      Submission of Matters to a Vote of Security Holders...........     8

                                     Part II

Item 5      Market for Registrant's Common Equity and Related
              Stockholder Matters..........................................    9
Item 6      Selected Financial Data.......................................    10
Item 7      Management's Discussion and Analysis of Financial
              Condition and Results of Operation..........................    10
Item 7A     Quantitative and Qualitative Disclosures about Market Risk....    15
Item 8      Financial Statements and Supplementary Data...................    15
Item 9      Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.........................    15

                                    Part III

Item 10     Directors and Executive Officers of the Registrant............    16
Item 11     Executive Compensation........................................    17
Item 12     Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters..................    20
Item 13     Certain Relationships and Related Transactions................    21
Item 14     Controls and Procedures.......................................    22

                                     Part IV

Item 15     Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K.................................................    23
            Signatures....................................................    26
            Certifications................................................    27

                                     PART I

                                ITEM 1. BUSINESS

General

         Crown Energy Corporation, headquartered in Woods Cross, Utah, manufactures and distributes asphalt paving and related products from facilities in Utah, Arizona, Nebraska and Wyoming.

         For the years ended December 31, 2002, 2001 and 2000, we reported revenues, primarily from our asphalt manufacturing and distribution operations, of $18.0 million, $27.0 million and $22.8 million respectfully.

         During 2002, we continued the manufacturing and distribution of liquid asphalt and attained a total sales volume of roughly 92,300 tons. Our sales volume and revenue for 2002 were constrained by the lack of working capital that limited the purchase of base asphalt and blend components for sale. Cash flow and operational costs were carefully monitored to allow for the maximization of the limited working capital available. In an ongoing effort to further preserve working capital, the administrative offices were relocated to the Woods Cross facility and a reduction in staff size for nonessential personnel was made.

         During 2002, we resolved disputes with MCNIC Pipeline and Processing Company that grew out of our joint formation of Crown Asphalt Ridge, L.L.C. in 1997 and Crown Asphalt Distribution, L.L.C. in 1998. These disputes led to an arbitration proceeding with MCNIC in which a ruling adverse to us was rendered in late 2001.

         In an effort to settle the arbitration award, the parties entered into an agreement on March 8, 2002, in which we assigned all of our interest in Crown Asphalt Ridge to MCNIC and agreed not to compete in certain tar sands activities in the western United States in consideration of a conveyance to us of an overriding royalty in Crown Asphalt Ridge's lands, leases and oil sand processing facility, MCNIC's forgiveness of indebtedness due from us, and MCNIC's payment of certain third-party obligations.

         On October 16, 2002, we and MCNIC, along with all other parties to the arbitration, executed a settlement agreement to settle fully all claims and liabilities among us. Under the settlement agreement, we conveyed to MCNIC all of our interests in overriding royalty assigned March 8, 2002, and in the lands, leases and oil sand processing facility at the Asphalt Ridge project in Vernal, Utah, and MCNIC agreed to assign its interest in Crown Asphalt Distribution, L.L.C., including approximately $30.1 million in Company obligations. We no longer own an interest in Crown Asphalt Ridge, L.L.C. or any of the properties at the Asphalt Ridge project. As a result of this settlement, we realized a gain of approximately $30.1 million, calculated as the amount by which the sum of our liabilities cancelled exceeded our cost for the assets conveyed, which was recorded as an extraordinary gain on extinguishment of debt. Notwithstanding this significant reduction in our liabilities, we continue to have very limited operating and working capital.

         In order for us to meet our obligation for funding Crown Asphalt Ridge, L.L.C., in 1997 we sold to an unrelated third party for $5.0 million in cash 500,000 shares of $10 Series A Cumulative Convertible Preferred Stock and a warrant to purchase at $0.002 per share an amount equal to 8% of the shares of common stock then outstanding and reserved for issuance, or approximately 925,771 shares. In February 2002, the Series A Preferred Stock, the warrant, and all associated rights were purchased from the original holder by Manhattan Goose, LLC, which was then owned 32.5% by Jay Mealey, our Chief Executive Officer, President and a director, and 67.5% by other directors and unrelated parties. During 2002, we paid accrued dividends on the Series A Preferred Stock of $400,000 in cash and $200,000 in 13,793,103 shares of common stock, or at $0.0145 per share, the approximate market price on the date of payment. In November 2002, Jay Mealey acquired the other 67.5% membership interests in Manhattan Goose and simultaneously conveyed all membership interests to the Mealey Family Limited Partnership, which is the current holder of the Series A Preferred Stock, the warrant, all associated rights, and accrued dividends. Mr. Mealey owns 48.5% of the Mealey Family Limited Partnership and is its general partner and his immediate family is its beneficiary.

         As of December 31, 2002, there were dividends payable to the holder of the Series A Preferred Stock of $1.0 million that may, at the election of the holder of the Series A Preferred Stock, be taken in cash or common stock. At the market price of $0.018 per share as of March 28, 2003, approximately 55.6 million shares of common stock would have to be issued to satisfy the dividend payable. The Series A Preferred Stock is convertible to 4,285,000 shares of common stock, if so elected by the holder of the Series A Preferred Stock.

         As of December 31, 2002, we had a working capital deficit of $180,000, an accumulated deficit of $3.5 million, and stockholders' equity attributable to the common stock of $1.1 million. Our auditor's report on our financial statements for the year ended December 31, 2002, as for prior years, contained an explanatory paragraph about our ability to continue as a going concern. We continue to suffer from shortages of working capital needed to optimize operating economies. Further, our operating history and the prevailing current conditions in the investment markets generally have made it difficult to obtain outside equity capital. Given our financial condition, generally, outside working capital funding requires personal guarantees, and our officers and directors have been unwilling to provide such guarantees for our benefit as a publicly-held company. The market price for our common stock has ranged from a low of $0.008 to a high of $0.055 during 2002, closing on March 28, 2003, at $0.018 per share. Finally, we have reviewed the costs required to meet regulatory and stockholder requirements associated with being a publicly-held company subject to the periodic reporting, proxy and other requirements under the Securities Exchange Act along with the increased cost of insurance and other burdens we believe result from the enactment of the Sarbanes-Oxley Act of 2002, particularly for a small company such as us.

         In view the foregoing, in March 2003, our board of directors, which includes affiliates of our principal stockholders, authorized management to investigate available alternatives for a so-called "going private" transaction, with the effect that we would become privately held by our current principal stockholders, subject to satisfying various regulatory requirements. This investigation will include a review of available alternatives and their related legal, financial, regulatory and related considerations. In connection with that investigation, management may seek a third-party valuation of our Company and the interests of our minority stockholders from a financial point of view. We cannot give any assurance of when or if a going private transaction will take place or describe the terms on which such a transaction might occur.

                               __________________

         When we use the terms "we" and the "Company" in this document, we include, unless otherwise noted, the entities through which we conduct our activities, consisting of our wholly-owned subsidiaries Crown Asphalt Products Company, or CAPCO, and Crown Asphalt Distribution, L.L.C., or Crown Asphalt Distribution, and a 67% interest in Cowboy Asphalt Terminal, L.L.C., or CAT, LLC. Another subsidiary, Crown Asphalt Corporation, or CAC, previously became inactive and terminated its existence December 31, 2002. Our consolidated financial statements and results of operation include the accounts and results of operations of CAPCO, CAC, Crown Asphalt Distribution and CAT, LLC.

The Paving Asphalt Manufacturing and Distribution Industry

         The liquid paving asphalt industry is a 30 million ton per year market. The industry is segmented into commodity asphalt, performance-grade (performance grade asphalt) and asphalt emulsions and maintenance products. The commodity asphalt segment is by far the largest comprised of private construction projects (parking lots, driveways, etc.) and much of the minor city and county road projects. The liquid asphalt used by this segment generally has few quality or performance specifications and is served by refined sand asphalt wholesalers. The performance-grade asphalt segment is comprised of interstate highways and larger state highways and city/county roads. The liquid asphalt used in this segment must meet very stringent performance standards and requires the blending of asphalt with other asphalts, additives and modifiers to meet the product specification. This segment is our primary focus. The asphalt emulsions/maintenance segment is also growing as states and other agencies implement pavement maintenance programs to rehabilitate and extend the life of existing roads. We manufacture a broad slate of products to serve this segment of the asphalt industry.

         The paving asphalt business is seasonal and quite weather dependent. In areas served by us, paving is generally limited to the warmer months, typically extending from May through October. During the other colder months of the year, virtually no construction occurs and therefore demand for liquid asphalt is low.

         Asphalt is the residual product left after heavy crude oils are refined to make gasoline, diesel and other petrochemical products. Even though demand for asphalt is seasonal, the supply is continuous as refiners process crude oil into gasoline and diesel all year. Most refineries have limited tank capacity to store product and must therefore sell the refined asphalt throughout the year. These dynamics generally lead to an oversupply of asphalt during the colder months, which typically leads to much lower asphalt prices during those colder months. In order to take advantage of the lower winter prices, the liquid asphalt must be purchased and stored until the paving season starts. Tank storage capacity at terminals such as those owned/operated by us is necessary to benefit from winter-fill asphalt pricing.

         The large volume of inventory placed into storage tanks and the long period between purchase and sale consumes a significant amount of working capital. Manufacturing performance-grade asphalt and asphalt emulsions requires highly-trained and experienced operating personnel, which allows only some of the labor force to be employed on a seasonal basis. In addition, operations continue throughout the year to receive and transfer asphalt inventory. These ongoing operational expenses also demand large amounts of working capital during the off-season months.

         Asphalt manufacturers such as us sell liquid asphalt to paving contractors that add liquid asphalt to aggregates such as rock, gravel or sand at a high temperature in hot-mix asphalt equipment to make the paving product generally referred to as "asphalt." Liquid asphalt suppliers distribute the product as either a direct sale (primarily non-highway projects) or as a subcontractor to the paving contractors that are awarded projects by federal, state and local agencies after a bid process.

         The asphalt industry is very competitive, both within the industry with other manufacturing/distribution companies and as an industry competing for road projects with other paving products such as concrete. The industry is dependent on tax-based funding from the federal, state and local governments through road and highway budgets. As such, the industry is driven by the economy at both national and regional levels.

Our Business

         We focus primarily on the performance-grade asphalt and emulsion/maintenance segments of the liquid asphalt industry. We have approximately 75,000 tons of asphalt tank storage at our facilities. Given adequate working capital availability, we prefer to purchase enough asphalt inventory from November through April to fill the storage tanks and benefit from the approximate $30 to $50 per ton price advantage relative to purchasing inventory in the summer months. We purchase the base asphalt inventory from refineries and transport it to our facilities via rail and truck. The material is unloaded and stored until needed during the asphalt paving season.

         We manufacture finished liquid asphalt products by blending the base asphalt inventory from the storage tanks with other additives, chemicals and modifiers to meet the various product specifications. Our products are sold to paving contractors that mix it with aggregate (rock and gravel) to make a hot mix asphalt pavement or directly to customers for pavement maintenance.

         For the majority of our business, we submit sealed bids to contractors, who in turn bid for road and highway projects, for most of our business. We also have direct sales to contractors, states, counties and cities for some of our business. As of March 31, 2003 and 2002, we had pending and signed contracts to sell approximately 90,000 tons of liquid asphalt.

         Crown Asphalt Ridge

         In August 1997, we formed Crown Asphalt Ridge, L.L.C. with MCNIC to construct, own and operate an asphalt oil sand production facility at Asphalt Ridge near Vernal, Utah. In July 1998, we (through our CAPCO subsidiary) and MCNIC formed as a second joint venture, Crown Asphalt Distribution, to acquire the inventory and assets of Petro Source Asphalt Company, an unrelated Texas corporation. By completing this acquisition, we acquired ownership or leasehold interests in certain performance asphalt product manufacturing and distribution facilities located in Utah, Arizona, Colorado and Nevada. Our strategy was to produce asphalt from oil sands at the Asphalt Ridge facility and to manufacture and market performance-grade asphalt products with the facilities acquired from Petro Source.

         During the start-up of the Asphalt Ridge facility, mechanical and process difficulties were experienced that affected asphalt recoverability and, in turn, production economics. Significant additional capital investment would have been required to modify the facility in order for it to achieve commercial production, but the full feasibility and cost of such modifications were unknown. We did not have and did not expect that we would have the financial resources to participate in additional capital contributions. Disputes arose between us and our affiliates on the one hand and MCNIC and its affiliates on the other, which led to the initiation of litigation and arbitration proceedings in which an arbitration ruling adverse to us was rendered in late 2001.

         The Asphalt Ridge facility never achieved commercial asphalt production and all substantial activities to initiate production were terminated in approximately 2000.

         During 2002, we settled all of our disputes with MCNIC under agreements in which we conveyed to MCNIC all of our interests in Crown Asphalt Ridge, L.L.C. and the Asphalt Ridge project, MCNIC agreed to forgive an aggregate of approximately $30.1 million in obligations that we owed, and we retained all of Crown Asphalt Distribution. As a result of this settlement, we realized a gain of approximately $30.1 million, calculated as the amount by which the total of our liabilities cancelled exceeded our cost for the assets conveyed, which was recorded as an extraordinary gain on extinguishment of debt. Notwithstanding this significant reduction in our liabilities, we continue to have very limited operating and working capital. See "Item 3. Legal Proceedings."

         The asphalt product manufacturing and distribution facilities acquired from Petro Source in 1998, along with the facilities we already owned, formed the base for our ongoing performance-grade asphalt manufacturing and distribution activities.

         Cowboy Asphalt Terminal

         In June 1998, we and Foreland Refining Corporation, an unrelated entity engaged in the asphalt roofing products business, formed CAT, LLC to acquire an asphalt terminal and its underlying real property located in Woods Cross, Utah. Though the property and tanks are owned by CAT, LLC, the property was divided by specific assets and use by the Company and Foreland. Foreland retained three storage tanks and a certain portion of the land for exclusive use in its roofing asphalt business. The remaining tanks and a certain portion of the land are for our exclusive use in our paving asphalt business. The remaining land may be used jointly by the parties. All revenues generated from the exclusive use assets are the sole property of the respective party. Both Foreland and the Company have made capital equipment improvements to the respective exclusive use assets. Those capital improvements are the sole property of the party making the improvement. Each party retains all revenues and profits generated from its respective exclusive operations. CAT, LLC is owned 66.7% by us and 33.3% by Foreland, and we are the operator. The accounts and results of operations of CAT, LLC are included within our consolidated financial statements and results of operations as majority-owned subsidiary.

         Foreland and we are obligated to make equal contributions to CAT, LLC for environmental clean-up costs, if any, up to $650,000 and related legal expenses. Contributions for these costs will not affect our respective percentage interests in CAT, LLC.

Environmental Matters

         We are subject to federal, state and local requirements regulating the discharge of materials into the environment, the handling and disposal of solid and hazardous wastes, and protection of health and the environment generally. Governmental authorities have the power to require compliance with these environmental laws, and violators may be subject to civil or criminal penalties, injunctions or both. Third parties may also have the right to sue for damages and/or enforce compliance and to require remediation for contamination.

         We are also subject to environmental laws that impose liability for costs of cleaning up contamination resulting from past spills, disposal and other releases of substances. In particular, an entity may be subject to liability under the Federal Comprehensive Environmental Response, Compensation and Liability Act and similar state laws that impose liability, without a showing of fault, negligence or regulatory violations, for the generation, transportation or disposal of hazardous substances that have caused or may cause environmental contamination. In addition, an entity could be liable for cleanup of property it owns or operates even if it did not contribute to contamination of such property.

         We expect that we may be required to expend funds to comply with federal, state and local provisions and orders that relate to the environment. Based upon information available to us at this time, we believe that compliance with such provisions will not have a material effect on our capital expenditures, earnings and competitive position.

Employees

         As of April 1, 2003, we had 26 full and part-time employees. None of our employees is represented by a union or other collective bargaining group. Management believes that its relations with its employees are good.


                               ITEM 2. PROPERTIES

         Our principal executive offices are located in the office building we own at 1710 West 2600 South, Woods Cross, Utah 84087, adjacent to the Woods Cross asphalt terminal owned by CAT, LLC.

         We conduct our activities from the following manufacturing and distribution facilities:

       Location                        Owner/Lessee                       Company's Interest (1)
       --------                        ------------                       ----------------------
Woods Cross (Cowboy), Utah
    Office building.................... Company                           Owned,  subject  to  a  lien  for  $224,000
                                                                          note(2)
    Terminal........................... CAT, LLC                          Owned,  subject  to  a  lien  for  $664,000
                                                                          note, of which Company is  responsible  for
                                                                          67%, of $445,000(3)
    Equipment.......................... Crown Asphalt Distribution Owned

Rawlins, Wyoming
    Terminal land...................... CAPCO                             Lease expiring 2020
    Equipment.......................... CAPCO                             Owned,  subject  to lien for  $1.6  million
                                                                          bank loan

Fredonia, Arizona...................... Crown Asphalt Distribution        Owned

Gadsby, Salt Lake City, Utah
    Terminal........................... Crown Asphalt Distribution        Lease expiring 2006(4)
    Equipment.......................... Crown Asphalt Distribution        Lease expiring 2004(4)

Grand Island, Nebraska.................
    Terminal........................... CAPCO                             Lease expiring 2004
    Equipment.......................... CAPCO                             Owned

---------------------------
(1)  As of December 31, 2002.
(2) We also agreed to pay a former landlord $80,000 as a termination fee for a lease, and to extinguish all of our obligations with a balance of $80,000 as of December 31, 2002, due under our prior lease.
(3) We hold a 66.7% interest in CAT, LLC, a joint venture limited liability company with an unrelated party.

(4) The lessor of the facility attempted to terminate the property lease in 2002. Since 1998, Crown Distribution has paid the lease payments for the equipment on site that is leased to another company while that equipment has been utilized. The termination of the property lease resulted in the cessation of use of the facility and Crown Distribution has discontinued making those lease payments since it no longer utilizes the equipment. We are in discussions with both the property owner and equipment lessor for new leases, however, no definitive agreement has been reached.

         We believe that the foregoing facilities are adequate for our foreseeable business needs.


                            ITEM 3. LEGAL PROCEEDINGS

Road Runner Oil, Inc.

         On May 21, 1998, Road Runner Oil, Inc. and Gavilan Petroleum, Inc. filed an action in the Third Judicial District Court, Salt Lake County, State of Utah, civil no. 98-0905064, against us and our President relating to Road Runner's purchase in 1997 of the stock of Gavilan. In January 2003, we reached a settlement with the plaintiffs in this action in which we paid Road Runner $10,000 and exchanged mutual releases.

MCNIC

         In February 2002, the Third Judicial District Court of Salt Lake County, Utah, confirmed a damage award against us that had been rendered in October 2001 in an arbitration proceeding between us and MCNIC to resolve litigation that had been pending since mid-2001 related to disputes arising out of our Asphalt Ridge project. MCNIC Pipeline & Processing Company v. Crown Asphalt Distribution, Third Judicial District Court of Salt Lake County, Utah, No. 00904867; U.S. District Court for the District of Utah, Central Division, Crown Energy Corporation, et al. v. MCN Energy Group, Inc. et al., No. 2CV-0583ST. The amount of the damage award, as of March 29, 2002, was $20.3 million, plus post-judgment interest. The arbitrator also awarded $2.6 million in fees and costs against us and our related entities on a joint and several basis.

         On March 8, 2002, the parties entered into a settlement agreement pursuant to which we assigned our interest in Crown Asphalt Ridge, L.L.C. to MCNIC and agreed not to compete in certain tar sands activities in the western United States and Canada in return for: (i) the receipt of a non-cost-bearing overriding royalty interest; (ii) the elimination of all of our obligations to MCNIC; and (iii) MCNIC's payment of a third-party obligation. We were granted the option to acquire for $5.5 million all of MCNIC's interest in Crown Asphalt Distribution. All litigation and related judgment enforcement actions were stayed. The settlement agreement provided that if we did not exercise the option to purchase Crown Asphalt Distribution, MCNIC could seek collection of the full damage award and that the parties could either move to confirm or appeal, as the case may be, the $2.6 million fee award.

         We did not have the financial resources to exercise the option to acquire MCNIC's interest in Crown Asphalt Distribution. Accordingly, we and MCNIC undertook further discussions to resolve the substantial monetary awards against us. On October 16, 2002, all parties to the above litigation and arbitration executed a settlement agreement to settle all claims and liabilities among them. Under the settlement agreement, we conveyed to MCNIC all of our interests in the overriding royalty assigned March 8, 2002, and in the lands, leases and oil sand processing facility at the Asphalt Ridge project, and MCNIC agreed to assign its interest in Crown Asphalt Distribution, L.L.C., including approximately $30.1 million in obligations that we owed. We no longer own an interest in Crown Asphalt Ridge, L.L.C. or any of the properties at the Asphalt Ridge project. We now own all of Crown Asphalt Distribution. As a result of this settlement, we realized a gain of approximately $30.1 million, calculated as the amount by which the total of our liabilities cancelled exceeded our cost for the assets conveyed, which was recorded as an extraordinary gain on extinguishment of debt.

Other

         On May 24, 2002, Geneva Rock Products, Inc. filed a complaint against us in the Third Judicial District Court, Salt Lake County, Utah. Geneva has alleged that we supplied it with defective asphalt binder for approximately four months in 1999. In this action, Geneva seeks to recover damages, which it has indicated may exceed $1,600,000 plus interest, costs and attorneys' fees. We have denied liability on all of Geneva's claims. We believe that the asphalt binder sold to Geneva met all applicable industry standards and did not cause any of the problems on which Geneva has based its claims. The litigation is currently in the early discovery phase, and we are unaware of any additional information that suggests that our asphalt binder was deficient. Because discovery has not been completed and due to the serious nature of Geneva's claims, we have no way of predicting whether we will ultimately prevail.

         On December 20, 2001, Oriental New Investments, Ltd. served a complaint against us, which was filed in the Third Judicial District Court, Salt Lake County, Utah. The action relates to a 1997 convertible debenture and replacement convertible debenture issued by us to Oriental. The action seeks to recover $75,000 in liquidated damages, plus interest, or actual damages, and attorneys' fees and costs, for alleged breaches of the convertible debentures. We have denied any and all liability and believe that Oriental's claims are without merit. (Oriental filed a similar complaint against us in January 2000 related to the same debentures, but that complaint was dismissed for Oriental's failure to prosecute.) We will vigorously defend our position that Oriental's claims are without merit; however, there can be no assurance we will ultimately prevail.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to our stockholders for vote during the fourth quarter of fiscal year 2002.

                                     PART II

                  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

         Our common stock has been traded in the over-the-counter market since 1980. Our common stock is currently listed on the Nasdaq OTC Bulletin Board under the symbol "CROE." The following table sets forth the range of high and low bid quotations of our common stock as reported by the OTC Bulletin Board for each full quarter during the two most recent fiscal years. The table represents prices between dealers, and does not include retail markups, markdowns or commissions, and may not represent actual transactions:

                                                              Low       High
                                                           ---------  ---------
         2003:
           Second Quarter (through April 2, 2003)......     $0.018     $0.025
           First Quarter...............................      0.01       0.025

         2002:
           Fourth Quarter..............................      0.008      0.012
           Third Quarter...............................      0.011      0.02
           Second Quarter..............................      0.02       0.055
           First Quarter...............................      0.011      0.04

         2001:
           Fourth Quarter..............................      0.02       0.085
           Third Quarter...............................      0.06       0.075
           Second Quarter..............................      0.035      0.125
           First Quarter...............................      0.0375     0.0625

We have not paid any dividends or made any other distributions on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. The terms of our Series A Preferred Stock prohibit the payment of dividends on common stock at any time that accrued dividends on the Series A Preferred Stock are unpaid. As of December 31, 2002, accrued but unpaid dividends equaled $1.0 million. We estimate that, as of March 31, 2003, we had approximately 746 stockholders.

Equity Compensation Plan Information

                                                                                             Number of securities
                                                                                             available for future
                                                                                             issuance under equity
                                Number of securities to be    Weighted average exercise       compensation plans
                                  issued upon exercise of       prices of outstanding        (excluding securities
                                    outstanding options                options             reflected in column (a))
        Plan Category                       (a)                          (b)                           (c)
        -------------           --------------------------    -------------------------   ---------------------------
Equity compensation plans
 approved by shareholders...              2,263,148                      $0.122                      460,000
Equity compensation plans not
  approved by security holders                   --                          --                           --
                                          ---------                      ------                      -------
    Total..................               2,263,148                      $0.122                      460,000
                                          =========                      ======                      =======

                         ITEM 6. SELECTED FINANCIAL DATA

         The financial data included in the following table have been derived from the financial statements for the periods indicated. The financial statements as of and for the years ended December 31, 1998 and 1999, were audited by Deloitte & Touche, LLP, independent public accountants. The financial statements as of and for the years ended December 31, 2000, 2001 and 2002, were audited by Tanner + Co., independent public accountants. The following financial data should be read in conjunction with the financial statements and related notes and with management's discussion and analysis of financial conditions and results of operations included elsewhere herein:

                                                                         Year Ended December 31
                                                    -----------------------------------------------------------------
                                                        2002         2001         2000         1999         1998
                                                    ------------ ------------ ------------ ------------ -------------
                                                                    (in thousands, except per share)
Net revenues......................................    $17,965      $27,033      $22,787      $35,519      $23,836
Income (loss) from continuing operations..........       (769)      (6,488)     (18,361)      (3,054)        (498)
Income (loss) per share
  from continuing operations......................      (0.05)       (0.51)       (1.39)       (0.26)       (0.07)
Total assets......................................     13,275       15,717       17,052       33,114       23,571
Total long-term obligations.......................      2,442       11,130       11,337       11,333        4,326
Redeemable Series A Preferred Stock...............      5,000        4,953        4,896        4,840        4,783
Cash dividends per common share                            --           --           --           --           --
Common stockholders' equity (deficit).............      1,134      (27,994)     (21,050)      (2,276)         767

         The foregoing selected financial data are presented on a historical basis and may not be comparable from period to period due to significant changes in our operations.


       ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

Note about Forward-Looking Information

         The following discussion and analysis of our financial condition, results of operations and related matters includes a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, by way of illustration and not limitation, statements containing the words "anticipates," "believes," "expects," "intends," "future" and words of similar import that express, either directly or by implication, management's beliefs, expectations or intentions regarding our future performance or future events or trends that may affect us or our results of operations.

         Forward-looking statements are subject to known and unknown risks, uncertainties and other factors, including but not limited to changes in economic conditions generally or with respect to our asphalt products market in particular, new or increased governmental regulation, increased competition, shortages in labor or materials, delays or other difficulties in shipping or transporting the risk of loss of certain operating assets serving as collateral to secure such financing, and other similar risks inherent in our operations or in business operations generally. Any such risks or uncertainties, either alone or in combination with other factors, may cause our actual results, performance or achievements to differ materially from our anticipated future results, performance or achievements (which may be expressed or implied by such forward-looking statements). Consequently, the following management's discussion and analysis, including all forward-looking statements contained therein, are qualified and limited by the foregoing cautionary factors. Interested persons are advised to consider all forward-looking statements within the context of such cautionary factors.

Introduction

         During 2002, we continued our performance-grade asphalt paving product manufacturing and distribution segment activities while we devoted substantial management resources to resolving the outstanding damage award against us, which totaled approximately $30.0 million at March 31, 2002, with interest continuing to accrue. See "Item 3. Legal Proceedings." Our business is capital intensive and requires a working capital credit facility to operate efficiently. Due to the pending disputes with MCNIC and the adverse arbitration award in late 2001, we have not had such a credit facility since 1999 and have been unable to obtain required working capital from outside sources through the sale of equity securities. During 2001 we were able to structure favorable supply arrangements that allowed us to increase our sales revenues without obtaining a working capital loan or line of credit. We have not been able to continue these favorable arrangements because of changes in the supply markets. This has imposed substantial operating constraints on us and has adversely affected our results of operations. These negative effects continue.

         Our inability to obtain a working capital line-of-credit substantially limited our ability to purchase inventory, which forced us to limit our sales volume and revenues and reduced the gross profit on sales because we were unable to purchase inventory at the more favorable prices prevailing during the colder months. We implemented a number of cost-cutting measures during 2002, but incurred legal and other costs associated with the resolution of our dispute with MCNIC. In 2003 we continue to be limited in our ability to purchase asphalt because of our lack of a working capital line of credit. We are continuing to try to structure favorable purchase agreements or find additional methods of purchasing base stock. We are also considering the consolidation of manufacturing facilities to maximize operating efficiencies. Forecasted sales during 2003 are expected to approximate those of 2002.

         In October 2002, we fully settled the arbitration award against us. In this settlement, MCNIC agreed to assign its interest in Crown Asphalt Distribution, L.L.C., including approximately $30.1 million in obligations that we owed in exchange for conveyance to MCNIC of all of our interests in the overriding royalty assigned March 8, 2002, and in the lands, leases and oil sand processing facility at the Asphalt Ridge project. We now own 100% of Crown Asphalt Distribution. As a result of this settlement, we realized a gain of approximately $30.1 million, calculated as the amount by which the total of our liabilities cancelled exceeded our cost for the assets conveyed, which was recorded as an extraordinary gain on extinguishment of debt.

         As of December 31, 2002, we had a working capital deficit of $180,000, an accumulated deficit of $3.5 million, and stockholders' equity attributable to the common stock of $1.1 million. Our auditor's report on our financial statements for the year ended December 31, 2002, as for prior years, contained an explanatory paragraph about our ability to continue as a going concern. We continue to suffer from shortages of working capital needed to optimize operating economies. Further, our operating history and the prevailing current conditions in the investment markets generally have made it difficult to obtain outside equity capital. The market price for our common stock has ranged from a low of $0.008 to a high of $0.055 during 2002, closing on March 28, 2003, at $0.018 per share. Finally, we have reviewed the costs required to meet regulatory and stockholder requirements associated with being a publicly-held company subject to the periodic reporting, proxy and other requirements under the Securities Exchange Act and the increased burdens we believe result from the enactment of the Sarbanes-Oxley Act of 2002, particularly for a small company such as us.

         In view of the foregoing, in March 2003, our board of directors, which includes affiliates of our principal stockholders, authorized management to investigate available alternatives for a so-called "going private" transaction, with the effect that we would become privately held by our current principal stockholders, subject to satisfying various regulatory requirements. This investigation will include a review of available alternatives and their related legal, financial, regulatory and related considerations. In connection with that investigation, management may seek a third-party valuation of our Company and the interests of our minority stockholders from a financial point of view.

Liquidity and Capital Resources

         At December 31, 2002, we had cash and other current assets of $4.0 million, as compared to cash and other current assets of $5.5 million at December 31, 2001. The decrease of $1.5 million was generally due to a reduction in accounts receivable and in year-end asphalt inventory levels. Our business is capital intensive and requires a working capital credit facility to operate efficiently. We have not had such a credit facility since 1999, which has resulted in lowered profitability. We plan to diminish part of our working capital constraints by structuring supply arrangements in 2003; however, there can be no guarantee we will be able to accomplish such arrangements.

         Our business requires a large amount of working capital to purchase and store inventory and for accounts receivable and general operations. We do not have adequate working capital to operate our business currently and must rely on outside third-party sources to finance that requirement. We have not had outside working capital financing since 1999. Although the settlement of our obligation to MCNIC in late 2002 releases much of the encumbrance on our assets, we believe it will continue to be very difficult to obtain the working capital needed to operate the business. We continue to explore avenues to obtain working capital financing, including supplier financing, through put arrangements and joint ventures with industry participants, facility leasing and conventional bank financing. Given our financial condition, generally, outside working capital funding requires personal guarantees, and our officers and directors have been unwilling to provide such guarantees for our benefit as a publicly-held company. However, to date, we have been unable to obtain financing on acceptable terms, and we cannot assure that we will be able to. Our failure to obtain the necessary working capital financing would have a significant negative impact on our future operations and may make it unable for us to continue.

         We continue to consider other asphalt-related business opportunities to complement our existing asphalt distribution capabilities. However, we anticipate that many opportunities may require additional capital, and we cannot assure that we can obtain additional capital required to finance such opportunities on acceptable terms and conditions.

         A portion of our accounts receivable is subject to the risks and uncertainties of litigation and related collection risks. See "Item 3. Legal Proceedings." In the event that we are unable to collect our current accounts receivables, we are unable to secure the necessary working capital line-of-credit for our operations, our operating losses and working capital deficits continue, or if we are unable to recoup our losses, we may not have sufficient capital to operate through 2003.

Results of Operations

         Comparison of 2002 and 2001

         Total revenue decreased from $27.0 million for the year ended December 31, 2001, to $18.0 million for the year ended December 31, 2002, a revenue decrease of approximately $9.1 million, or 34%. This decrease was primarily due to a reduction in sales volume of 130,000 tons for the year ended December 31, 2001, to a volume of 92,000 tons for the year ended December 31, 2002. This reduction of 38,000 tons was a direct result of our limited working capital to purchase inventory, which required us to limit our sales volume and revenues. During 2001, we were able to structure favorable supply arrangements that allowed us to increase our sales revenues without obtaining a working capital loan or line of credit. We have not been able to continue these favorable arrangements because of changes in the supply markets.

         Our gross profit decreased from approximately $2.9 million, or 10.75%, for 2001 to approximately $467,000, or 2.6 %, for 2002. This decrease was primarily due to two factors: first, an overall decrease in the gross margin of approximately $2.00 per ton, and second, a lower sales volume at the facilities, which negated the effects of certain synergies in the fixed costs of operating the plants. The decrease in the gross margin of $2.00 per ton can be attributed to the inability to purchase enough asphalt in the winter, when prices are traditionally lower, to fill our tanks. We believe continued cost-cutting procedures will impact 2003, but the lack of an adequate working capital credit facility could offset the benefits of those cost-cutting procedures.

         General, administrative and provision for bad debt expenses decreased from $3.5 million for the year ended December 31, 2001, to $1.0 million for the year ended December 31, 2002, a decrease of $2.5 million, or approximately 13.9% of revenue. This decrease was primarily the result of the recovery of $1.6 million of bad debt expenses that had been written off in the year ended December 31, 2000. Cost-cutting procedures in 2002 and a reduction in administrative staff also contributed to the decrease. These were partially offset by legal expenses associated with our disputes with MCNIC incurred in 2002.

         The loss from operations increased from $573,000 in 2001 to $1.4 million in 2002, an increased loss of $800,000, or approximately 4.0% of revenue. The increased loss was a result of limited working capital not allowing us to take full advantage of lower winter-fill pricing and limiting the volume of asphalt that could be purchased to sell. The inability to purchase enough winter-fill asphalt to fill our storage capacity contributed to a lower gross margin as higher priced asphalt was purchased during the warmer months at higher prices as working capital would allow. In addition, other items attributing to the increased loss in 2002 are the impairment of goodwill in the amount of $265,000 and the impairment of property and equipment for $545,000.

         Total other income (expense) increased from net expenses of $6.0 million for the year ended December 31, 2001, to net income of $560,000 for the year ended December 31, 2002, an increase of $6.5 million, or approximately 36.0% of revenue. The 2002 income is comprised of a $3.0 million gain on the transfer of interest in an unconsolidated affiliate. This gain is the result of the agreement dated March 8, 2002, in which we assigned all of our interest in Crown Asphalt Ridge, L.L.C. to MCNIC in exchange for the relinquishment of approximately $3.0 million debt owed to MCNIC. This amount is offset partially by interest expense of $2.4 million due MCNIC, which is comprised of $2.1 million attributable to interest at 15% accrued on a 1998 $6.0 million capital contribution to fund the purchase of the Petro Source assets and interest at varying rates of 8% to 18% on 1998 and 1999 loans of working capital for the initial and continuing purchase of inventory. As of December 31, 2001, MCNIC had loaned Crown Asphalt Distribution approximately $14.9 million for inventory purchases. Interest stopped accruing on these amounts due MCNIC when the October 16, 2002, settlement agreement was signed with MCNIC. The 2001 amount in interest and other expenses included a nonrecurring expense of $2.6 million resulting from a final arbitration award of legal fees and costs incurred in the dispute between MCNIC and us.

         Minority interest of $44,000 represents Foreland's approximate 33% interest in the loss in CAT, LLC.

         Extraordinary gain on the extinguishment of debt of $30.1 million is the result of a settlement with MCNIC during October 2002. In this settlement, MCNIC agreed to forgive an aggregate of approximately $30.1 million in obligations that we owed in exchange for conveyance to MCNIC of all of our interests in the overriding royalty assigned March 8, 2002, and in the lands, leases and oil sand processing facility at the Asphalt Ridge project. As a result of this settlement, we realized a gain of approximately $30.1 million, calculated as the amount by which the total of our liabilities cancelled exceeded our cost for the assets conveyed.

         Comparison of 2001 and 2000

         Total revenue increased from $22.8 million for the year ended December 31, 2000, to $27.0 million for the year ended December 31, 2001, an increase of 18.6%. This increase was primarily due to an increase in sales volume, which was a direct result of our ability to purchase inventory from cash flow and as a result of supply arrangements reached with our suppliers.

         Our gross profit increased from approximately ($818,000), or -3.59%, for the year ended 2000, to approximately $2.9 million, or 10.75%, for the year ended 2001. This increase was due to an overall reduction in the cost of base stock asphalt, because of the ability to bring in asphalt inventory during the winter months when cost is significantly lower which we were not able to do in 2000 due to financing difficulties resulting from working capital constraints. See "Item 3. Legal Proceedings." Another factor contributing to the increased profit was improved operating efficiencies at the facilities.

         General, administrative and provision for bad debt expenses decreased from $4.6 million for the year ended December 31, 2000, to $3.5 million for the year ended December 31, 2001, a decrease of $1.1 million. This decrease was primarily the result of having to increase the reserve for doubtful accounts in 2000 as a result of the decline in the creditworthiness of certain account balances. Cost-cutting procedures in 2001 and a reduction in administrative staff also contributed to the decrease. These were partially offset by the increase in legal expenses in 2001 associated with our arbitration proceeding and related disputes with MCNIC.

         The loss from operations decreased from $16.0 million in 2000 to $573,000 in 2001, an improvement of $15.5 million, or approximately 57% of revenue.

         Interest and other income (expense) increased from net expenses of $2.3 million for the year ended December 31, 2000, to net expenses of $6.0 million for the year ended December 31, 2001, an increase of $3.6 million, or approximately 13.5% of revenue. The 2001 total was comprised of $3.3 million in interest costs accrued on a 1998 $6.0 million capital contribution to fund the purchase of the Petro Source assets and on 1998 and 1999 loans of working capital for the initial and continuing purchase of inventory and the damage award in the arbitration with MCNIC. Other interest expense was $692,000 on various other debts, and interest and other income was $664,000. Other expenses in the amount of $2.6 million resulted from a final decision of the arbitrator awarding legal fees and costs incurred in the dispute between MCNIC and us to MCNIC on February 5, 2002.

         Minority interest of $49,000 represents Foreland's approximate 33% interest in the loss in CAT, LLC.

         Crown Asphalt Distribution had losses during 2001 of $8.7 million. We, through our wholly-owned subsidiary CAPCO, owned 50.01% and MCNIC owned 49.99% of Crown Asphalt Distribution through October 16, 2002, when we acquired 100% of Crown Asphalt Distribution pursuant to our settlement agreement with MCNIC. CAPCO was the manager and operating agent of Crown Asphalt Distribution. Because there is no agreement requiring the minority stockholder, MCNIC, to guarantee the subsidiary's debt or such cumulative losses or a commitment to provide additional capital, other than working capital, all of the loss attributable to Crown Asphalt Distribution, including MCNIC's 49.99% interest in the losses totaling $4.3 million for 2001, are included as a loss in our Financial Statements.

       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not believe we are subject to material market risks, such as interest rate risks, foreign currency exchange rate risks, or similar risks, and therefore, we do not engage in transactions, such as hedging or similar transactions in derivative financial instruments, intended to reduce our exposure to such risks. However, we are subject to general market fluctuations related to the purchase of base stock asphalt and may suffer reduced operating margins to the extent our increased costs are not passed through to our customers. Such prices generally fluctuate with the price of crude oil.

         We are also subject to certain price escalation and de-escalation clauses in our asphalt distribution sales contracts. We supply asphalt to projects in certain states where regulations provide for escalation and de-escalation of the price for such asphalt relative to the price difference from the time the project is awarded to the successful bidding company and the time the project is completed. We include such de-escalation risk into our bid prices and do not believe we have material exposure to risk resulting from these regulations.


               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our financial statements, including the accountant's report, are included beginning at page F-1 immediately following the signature pages and related officer certifications.


              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

               ITEM 10. DIRECTORS AND EXECUTIVE OF THE REGISTRANT

Directors and Executive Officers

         Our directors are elected annually by the stockholders. Our officers serve at the pleasure of the board of directors. Our officers and directors, their ages, and their positions are set forth below:

      Name                 Age                   Position
      ----                 ---                   --------
Jay Mealey.............    46      Chairman of the Board of Directors
                                   Chief Executive Officer, President, Treasurer
Stephen J. Burton......    57      Secretary
Andrew W. Buffmire.....    56      Vice President Business Development, Director
Alan L. Parker.........    51      Vice President, Director
Scott Beall............    49      Vice President

         Jay Mealey has served as President and Chief Operating Officer and as our director since 1991 and was appointed as Chief Executive Officer in April 1999 and treasurer in October 2000. Mr. Mealey has been actively involved in the oil and gas exploration and production business since 1978. Prior to becoming our employee, Mr. Mealey served as Vice President of Ambra Oil and Gas Company and prior to that position, worked for Belco Petroleum Corporation and Conoco, Inc. in their exploration divisions. Mr. Mealey is responsible for managing our day-to-day operations.

         Stephen J. Burton was elected Secretary in October 2000. Mr. Burton has held various accounting positions with us since 1989. He is currently responsible for our Human Resources Department. Mr. Burton graduated from Utah State University in 1986.

         Andrew W. Buffmire is the Vice President Business Development for publicly-traded Ubiquitel, Inc., a wireless telecommunications company headquartered in Conshohocken, Pennsylvania. Prior to joining Ubiquitel, Mr. Buffmire was a director in the business development group at Sprint PCS, a national wireless telecommunications service provider, from October 1997 until May 2001. Before joining Sprint PCS, Mr. Buffmire was an attorney in private legal practice in Salt Lake City, Utah, for 16 years, with the exception of two years (1985-1987), when he was the founder, general counsel and registered principal of an NASD-registered, investment-banking firm.

         Alan L. Parker, Vice-President and Controller, has been employed by us since 1998 and our predecessor, Petro Source Asphalt Company, since 1987.

         Scott Beall, Vice President, has been employed by us since 1998 and our predecessor, Petro Source Asphalt Company, since 1979.

Compliance with Section 16(a) of the Exchange Act.

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors and officers, and persons who own more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership in our common stock and other equity securities.

         Except as described below, to our knowledge, based solely on a review of the copies of the Section 16(a) reports furnished to us, or written representations that no reports were required, we believe that during fiscal year 2002 all Section 16(a) filing requirements applicable to our directors, executive officers and greater than 10% stockholders were complied with. Reports on Form 3 were not filed timely on behalf of Jeff Fishman and Alexander L. Searl, each a greater than 10% stockholder, due to their interest in Manhattan Goose, L.L.C. Reports on Form 4 were not timely filed with regard to the Manhattan Goose transactions. All required reports were filed, however, within the time allotted for filing of Form 5.


                         ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

         The following table sets forth, for the last three fiscal years, the annual and long-term compensation earned by, awarded to, or paid to the person who was our Chief Executive Officer and each of our other highest compensated executive officers as of the end of the last fiscal year (the "Named Executive Officers"):

                                                                               Long-Term Compensation
                                                                           -----------------------------
                                  Annual Compensation                             Awards         Payouts
                            ---------------------------------              --------------------- -------------------
            (a)               (b)        (c)         (d)          (e)         (f)        (g)       (h)      (i)
                                                                 Other                Securities
                                                                 Annual    Restricted Underlying         All Other
                            Year                                Compen-      Stock    Options/   LTIP     Compen-
    Name and Principal      Ended                                sation     Award(s)    SARs     Payouts   sation
         Position           Dec. 31   Salary ($)  Bonus ($)       ($)         ($)       (no.)      ($)      ($)
------------------------   ---------- ----------- ----------- ------------ ---------- ---------- -------- ----------
Jay Mealey                    2002      $344,600         --     $10,563(1)     --        --       --       $688(2)
  President                   2001       250,000         --       8,400(1)     --        --       --        647(2)
  (CEO)                       2000       210,000         --       8,400(1)     --        --       --        610(2)

Scott Beall                   2002      $128,462         --          --        --        --       --         --
  Vice-President              2001       107,225         --          --        --        --       --         --
                              2000       102,572         --          --        --        --       --         --

---------------------
(1) Car allowance.
(2) Term life insurance paid for Mr. Mealey.

Option/SAR Grants in Last Fiscal Year

         During the fiscal year ended December 31, 2002, we did not grant any stock options or stock appreciation rights to any Named Executive Officers.

Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Values

         The following table contains information regarding the fiscal year-end value of unexercised options held by the Named Officers. The aggregate value of the options was calculated using $0.02 per share, the average bid and asked price for our common stock on December 31, 2002:

              (a)                 (b)         (c)                (d)                        (e)
                                                                Number              Value of Unexercised
                                Shares                 of Securities Underlying        In-the-Money
                                Acquired                 Unexercised Options/          Options/SARs
                                on          Value         SARs at FY-End (#)           at FY-End ($)
                                Exercise    Realized         Exercisable/              Exercisable/
             Name                  (#)         ($)          Unexercisable              Unexercisable
------------------------------------------- ---------- ------------------------- --------------------------
Jay Mealey                          --         --        750,000 / 150,000(1)             -- / --
Scott Beall                         --         --            125,000 / --                 -- / --

----------------------
(1) Represents six tranches of 150,000 options each granted in two separate grants to Mr. Mealey in November 1997 and November 1999 and exercisable as follows:

                                                                                      Exercise       Market Price
                           Number                             Expiration Date           Price         Condition *
                           ------                             ---------------           -----         -----------
     150,000..............................................    November 1, 2007          $0.125           $0.16
     150,000..............................................    November 1, 2007           0.125            0.23
     150,000..............................................    November 1, 2007           0.125            0.31
     150,000..............................................    November 1, 2009           0.38             1.00
     150,000..............................................    November 1, 2009           0.38             1.30
     150,000 (to vest on May 1, 2003).....................    November 1, 2009           0.38             1.69
------------------------

* Vested options cannot be exercised unless the market price for the common stock is at least equal to the market price stated.

Director Compensation

         Members of the board of directors are not compensated for their time or service representing the Company. Direct expenses incurred by members of the board in connection with our business are reimbursed.

Employment Contracts

         We employ Jay Mealey, our Chief Executive Officer, President and Treasurer, under a November 1997 employment agreement that has been extended to expire on December 31, 2003. The employment agreement provides for a base salary plus compensation bonuses in any year that our earnings per share are positive and constitute an increase over the preceding year or that the price of our common stock increases by at least 30%. No bonus has been payable to date to Mr. Mealey under these provisions. Mr. Mealey is also eligible to receive a discretionary bonus in amounts determined by our board of directors in its sole discretion. Mr. Mealey was also issued options to purchase an aggregate of 900,000 shares, subject to vesting and minimum trading price conditions as summarized above. Of these, options to purchase 450,000 shares at $1.62 were repriced in 2000 to an exercise price of $0.125 per share.

         Mr. Mealey's employment agreement is terminable upon his death or disability, terminable for cause, and terminable by Mr. Mealey for "good reason" (as defined in the employment agreement) following a "change of control" (as defined in the employment agreement). If terminated for "cause" (as defined in the employment agreement), Mr. Mealey is not entitled to receive compensation or benefits beyond that which have been earned or have vested on the date of termination. If terminated by Mr. Mealey's death or disability, Mr. Mealey's legal representatives or beneficiaries are entitled to receive continued payments in an amount equal to 70% of his base salary in effect at the time of his death or disability until the end of the term of the employment agreement or for a period of 12 months, whichever is longer, plus a prorated amount of any bonus payable under the employment agreement. In the event of the termination of Mr. Mealey's employment without cause or upon termination of employment by Mr. Mealey for "good reason" following a "change of control," Mr. Mealey is entitled to payment of his unpaid base salary, plus a lump sum payment equal to three times the sum of his base salary and bonuses. Further, all options granted to Mr. Mealey vest and become fully exercisable and, at Mr. Mealey's option, can be surrendered to us for cash in an amount equal to the fair market value of the share of the our common stock minus the exercise price of the option times the number of options surrendered. Mr. Mealey is also entitled to receive any and all fringe benefits offered to our employees for a certain period of time. In addition, if the benefit payments are subject to excise taxes, we are required to pay Mr. Mealey an amount sufficient to cover such taxes.

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                        AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information with respect to beneficial ownership of the our common stock as of April 11, 2003, to the extent known to us, of each of our executive officers and directors, each person known to us to be the beneficial owner of more than 5% of the outstanding shares of any class of our stock, and all directors and officers as a group:

Name and Address of Person or Group              Nature of Ownership              Amount       Percent(1)
-----------------------------------              -------------------              ------       ----------
Principal Stockholders:
-----------------------
  Jay Mealey (2)..............................   Common stock (3)                    10,752,198       40.6%
                                                 Options                                900,000        3.3
                                                 Shares issuable on conversion
                                                 of Series A Preferred, payment
                                                 of accrued dividends and
                                                 exercise of warrant (4)             20,454,464       43.6
                                                                                     ----------
                                                                                     32,106,662       67.1%

  Andrew W. Buffmire (2)......................   Common stock                         4,689,620       17.7
                                                 Options                                 85,000        0.3
                                                                                     ----------
                                                                                      4,774,620       18.0
Directors:
  Jay Mealey..................................                 ----------See above----------
  Andrew W. Buffmire..........................                 ----------See above----------
  Alan L. Parker..............................   Common stock                                --       --

All Executive Officers and Directors as a
Group  (3 persons):...........................   Common Stock                        15,441,818       58.3
                                                 Options (5)                          1,052,500        3.8
                                                 Shares issuable on conversion
                                                 of Series A Preferred, payment
                                                 of accrued dividends and
                                                 exercise of warrant (4)             20,454,464       43.6
                                                                                     ----------
                                                                                     36,948,782       77.0
                                                                                     ==========

------------------------
(1) Based on 26,482,388 shares of our common stock issued and outstanding on April 10, 2003. Under Rule 13d-3 of the Securities Exchange Act, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding. Unless otherwise indicated, all securities are owned beneficially and of record.
(2) The address for all principal stockholders is c/o Crown Energy Corporation, 1710 West 2600 South, Woods Cross, Utah 84087.
(3) Consists of 217,832 shares owned of record and beneficially by Mr. Mealey, 9,524,366 shares owned by the Mealey Family Partnership, 110,000 shares owned by Mr. Mealey's brother, as custodian for Mr. Mealey's minor children, and 900,000 shares owned for the benefit of Mr. Mealey's minor children by a trust, of which Mr. Mealey is the trustee. Mr. Mealey is the general partner of the Mealey Family Partnership and owns 48.5% of the partnership, and members of his immediate family are the beneficiaries. Mr. Mealey expressly disclaims beneficial ownership of the shares held by his brother and mother. Furthermore, the options that are included within this calculation may not be exercised unless specified trading prices are realized for our common stock. As of the date hereof, such trading prices have been not been met and there is no assurance that they will ever be met during the terms of the options.
(4) The number reported constitutes the maximum issuable, based on our authorized capitalization of 50,000,000 shares, with 26,482,388 shares issued and outstanding and 3,063,148 shares reserved for issuance on the exercise of outstanding options and warrants. The Mealey Family Limited Partnership has the right to acquire common stock as follows: 4,285,000 shares issuable upon conversion of 500,000 shares of our Series A Preferred Stock; 55,555,556 shares issuable at the election of the holder at the market price of $0.018 per share as of March 28, 2003, in payment of $1.0 million of dividends accrued as of December 31, 2002 on the Series A Preferred Stock; and 925,771 shares issuable on the exercise of warrants to purchase shares at $0.002. Mr. Mealey and the Mealey Family Limited Partnership, which he controls, own beneficially a sufficient number of shares to amend our articles of incorporation to increase our authorized capitalization, which would enable us to issue all 60,766,327 shares to which the Mealey Family Limited Partnership would be entitled on conversion of the Series A Preferred Stock, the payment of accrued dividends, and the exercise of the warrant.
(5) Includes 67,500 shares underlying options held by an unnamed executive officer to acquire common stock.

Change of Control Contracts

         In November 1997, we entered into an employment agreement with Jay Mealey that contains "change of control" provisions providing for the payment of compensation and benefits upon our termination of Mr. Mealey's employment without cause or termination by Mr. Mealey for "good reason" (as defined in that agreement). The change of control terms of Mr. Mealey's contract are more fully discussed above in "Item 11. Executive Compensation - Employment Contracts." The employment agreement provides that upon a change of control as defined in the employment agreement, that all options issued pursuant to the employment agreement will automatically vest and all periods or conditions of restriction will be deemed to have been completed or fulfilled, as the case may be.


             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In September 1997, we sold to an unrelated third party for $5.0 million in cash 500,000 shares of $10 Series A Cumulative Convertible Preferred Stock and a warrant to purchase 925,771 shares at $0.002 per share. In February 2002, the Series A Preferred Stock, the warrant, and all associated rights were purchased from the original holder by Manhattan Goose, LLC, which was then owned 32.5% by Jay Mealey, our Chief Executive Officer, President and a director, and 67.5% by other directors and unrelated parties. During 2002, we paid accrued dividends on the Series A Preferred Stock of $400,000 in cash and $200,000 in 13,793,103 shares of common stock, or at $0.0145 per share, the approximate market price on the date of payment. In November 2002, Jay Mealey acquired the other 67.5% membership interests in Manhattan Goose and simultaneously conveyed all membership interests to the Mealey Family Limited Partnership, which is the current holder of the Series A Preferred Stock, the warrant, all associated rights, and accrued dividends. Mr. Mealey owns 48.5% of the Mealey Family Limited Partnership and is its general partner and his immediate family is its beneficiary. See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         As of December 31, 2002, there were dividends payable to the holder of the Series A Preferred Stock of $1.0 million that may, at the election of the holder be taken in cash or common stock. At the market price of $0.018 per share as of April 8, 2003, 55,555,555 shares of common stock would have to be issued to satisfy the dividend payable. The Series A Preferred Stock is convertible to 4,285,000 shares of common stock, if so elected by the holder of the Series A Preferred Stock.

         We currently have an authorized capital of 50.0 million shares of common stock, of which approximately 26.5 million shares are issued and outstanding and approximately 3.1 million shares are reserved for issuance on the exercise of outstanding options and warrants, for a total of approximately
29.6 million shares, excluding the shares issuable on conversion of the Series A Preferred Stock, the payment of accrued dividends thereon, and exercise of the warrant. Therefore, there are only approximately 20.4 million shares available for issuance under the Series A Preferred Stock on conversion or the payment of dividends or on exercise of the warrant. We have not undertaken to renegotiate with the Mealey Family Limited Partnership any of the terms of the Series A Preferred Stock or the warrant, do not know whether we will attempt to do so, and have not analyzed our obligations or responsibilities if Mealey Family Limited Partnership would elect to convert the Series A Preferred Stock, demand payment of the dividends in common stock, or exercise the warrant.

         In July 2002, Mr. Mealey surrendered all rights to 548,148 shares of common stock that he had pledged as security for a $319,583 non-recourse promissory note due us for the purchase of such shares on the exercise of an option in 1998, and we cancelled the note.


                        ITEM 14. CONTROLS AND PROCEDURES

         Disclosure controls are procedures that are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the SEC, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Controller, who is our chief financial officer, in order to allow timely consideration regarding required disclosures.

         The evaluation of our disclosure controls by the Chief Executive Officer and Controller included a review of the controls' objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including the Chief Executive Officer and Controller, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Based on their review and evaluation as of a date within 90 days of the filing of this Form 10-K, and subject to the inherent limitations all as described above, our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. They are not aware of any significant changes in our disclosure controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

              ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                               REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this report or incorporated herein by reference.

         (1) Financial Statements. See the following beginning at page F-1:

                                                                         Page
                                                                         ----
          Report of Independent Auditors                                  F-2

           Consolidated Balance Sheets as of December 31, 2002
             and 2001                                                     F-3

           Consolidated Statements of Operations for each of the
             Three Years Ended December 31, 2002, 2001 and 2000,
             respectively                                                 F-4

           Consolidated Statements of Cash Flows for each of the
             Three Years Ended December 31, 2002, 2001 and 2000,
             respectively                                                 F-5

           Consolidated Statements of Stockholders' Equity
             (Deficit) for each of the Three Years Ended
             December 31, 2002, 2001 and 2000, respectively               F-6

           Notes to the Consolidated Financial Statements                 F-7

         (2) Supplemental Schedules. The financial statement schedules have been omitted because they are not applicable or the required information is otherwise included in the accompanying financial statements and the notes thereto.

         (3) Exhibits. The following exhibits are included as part of this report:

                   SEC
   Exhibit      Reference
   Number         Number                            Title of Document                               Location
-------------------------------------------------------------------------------------------------------------------
Item 3                       Articles of Incorporation and Bylaws
--------------------------------------------------------------------------------------------- ---------------------
    3.01            3        Articles of Incorporation                                        Incorporated by
                                                                                              reference (1)
    3.02            3        Certificate of the Voting Powers, Designations, Preferences      Incorporated by
                             and Relative, Participating, Optional or other Special Rights,   reference (2)
                             and Qualifications, Limitations and Restrictions Thereof, of
                             Series A Cumulative Convertible Preferred Stock of Crown
                             Energy Corporation
    3.03            3        Amended Bylaws                                                   Incorporated by
                                                                                              reference (3)
                             Instruments Defining the
Item 4                       Rights of Security Holders, Including Indentures
--------------------------------------------------------------------------------------------- ---------------------
    4.01            4        Convertible Debenture Agreement dated May 6, 1997, between       Incorporated by
                             Crown Energy Corporation and Oriental New Investments, Ltd.      reference (4)
    4.02            4        Form of Stock Option Agreements between Crown Energy             Incorporated by
                             Corporation and (1) Jay Mealey, (2) Richard Rawdin, and (3)      reference (5)
                             Thomas Bachtell
    4.03            4        The Crown Energy Long Term Equity-Based Incentive Plan           Incorporated by
                                                                                              reference (6)
    4.04            4        Common Stock Purchase Warrant dated November 4, 1997, issued     Incorporated by
                             to Enron Capital & Trade Resources Corp.                         reference (2)
    4.05            4        May 1998 Warrant issued to Ladenburg Thalmann & Co., Inc.        Incorporated by
                                                                                              reference (7)
Item 10                      Material Contracts
--------------------------------------------------------------------------------------------- ---------------------
   10.01            10       Employment Agreement with Jay Mealey                             Incorporated by
                                                                                              reference (5)
   10.02            10       Revised Right of Co-Sale Agreement between Jay Mealey and        Incorporated by
                             Enron Capital & Trade Resources Corp.                            reference (8)
   10.03            10       Lease Agreement dated June 6, 1996, between Petro Source         Incorporated by
                             Refining Corporation and PacifiCorp (which was assigned to the   reference (9)
                             Company on or about July 2, 1998)
   10.04            10       Operating Agreement for Cowboy Asphalt Distribution L.L.C.       Incorporated by
                                                                                              reference (7)
   10.05            10       April 3, 1998, Agreement regarding Investment Banking Services   Incorporated by
                             with Ladenburg Thalmann & Co., Inc.                              reference (7)

                   SEC
   Exhibit      Reference
   Number         Number                            Title of Document                               Location
-------------------------------------------------------------------------------------------------------------------
   10.06            10       Indemnification Agreement with Ladenburg Thalmann & Co., Inc.    Incorporated by
                                                                                              reference (7)
   10.07            10       $1,800,000 Loan Agreement:  Community First National Bank to     Incorporated by
                             Crown Asphalt Products Company                                   reference (10)
   10.08            10       Letter Amendment to Loan Agreement with Community First          Incorporated by
                             National Bank dated June 2, 1999                                 reference (10)
   10.09            10       Guaranty of Community First National Bank Loan by Crown Energy   Incorporated by
                             Corporation                                                      reference (10)
   10.10            10       Assignment & Assumption Agreement (Off Site Services Agreement)  Incorporated by
                                                                                              reference (10)
   10.11            10       First Amendment to Employment Agreement with Jay Mealey          Incorporated by
                                                                                              reference (10)
   10.12            10       Settlement Agreement among Crown Energy Corporation, MCNIC and   This filing
                             related parties
   10.13            10       Lease Agreement with Frontier Grand Island, L.L.C.               This filing
   10.14            10       Asset Sale Agreement with Fruita Marketing and Management, Inc.  This filing
   10.15            10       Extension to Lease Agreement with Frontier Grand Island L.L.C.   This filing
Item 21                      Subsidiaries of the Company
--------------------------------------------------------------------------------------------- ---------------------
   21.01            21       List of subsidiaries                                             This filing

Item 99                      Additional Exhibits
--------------------------------------------------------------------------------------------- ---------------------
   99.01            99       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted     This filing
                             Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                             (Chief Executive Officer)
   99.02            99       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted     This filing
                             Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                             (Chief Financial Officer)
-----------------------

(1) Incorporated by reference from the Registration Statement on Form S-1 filed March 13, 1996.
(2) Incorporated by reference from Enron Capital & Trade Resources Corp. Form 13D filed October 10, 1997.
(3) Incorporated by reference from the Registration Statement on Form 10 filed July 1, 1991, amended August 30, 1991.
(4) Incorporated by reference from the Current Report on Form 8-K filed June 12, 1997.
(5) Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 1997, filed March 31, 1998.
(6) Incorporated by reference from the Amended Annual Report on Form 10-K for the year ended December 31, 1997, filed April 30, 1998.
(7) Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 1998, filed June 14, 1999.
(8) Incorporated by reference from Enron Capital & Trade Resources Corp. Form 13D/A filed November 12, 1997.
(9) Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed November 25, 1998.
(10) Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 1999, filed April 4, 2000.

We agree to furnish supplementally to the SEC a copy of any omitted schedule or exhibit to such agreement upon request by the SEC.

         (b) Reports on Form 8-K: We filed the following report on Form 8-K for the quarter ended December 31, 2002:

          Date of Event Reported                  Item(s) Reported
         ------------------------             ------------------------
             October 16, 2002                   Item 5. Other Events




                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               CROWN ENERGY CORPORATION


Date: April 15, 2003                           By  /s/ Jay Mealey
                                                 -------------------------------
                                                 Jay Mealey
                                                 Its Principal Executive Officer


Date: April 15, 2003                           By   /s/  Alan L. Parker,
                                                 -------------------------------
                                                  Alan L. Parker,
                                                 Its Principal Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2003                             /s/ Jay Mealey
                                                 -------------------------------
                                                 Jay Mealey, Director


                                                  /s/ Alan L. Parker
                                                 -------------------------------
                                                 Alan L. Parker, Director


                                                  /s/ Andrew W. Buffmire
                                                 -------------------------------
                                                 Andrew W. Buffmire, Director

                                  CERTIFICATION

         I, Jay Mealey, certify that:

         1. I have reviewed this annual report on Form 10-K of Crown Energy Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003


/s/ Jay Mealey
---------------------------
Jay Mealey
Principal Executive Officer

                                  CERTIFICATION

         I, Alan L. Parker, certify that:

         1. I have reviewed this annual report on Form 10-K of Crown Energy Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003



/s/ Alan L. Parker
---------------------------
Alan L. Parker
Principal Financial Officer

                                                        CROWN ENERGY CORPORATION
                                      Index to Consolidated Financial Statements
--------------------------------------------------------------------------------


                                                                         Page


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

Notes to Consolidated Financial Statements                               F-8


--------------------------------------------------------------------------------

                                                    INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Crown Energy Corporation


We have audited the consolidated balance sheet of Crown Energy Corporation as of December 31, 2002 and 2001, and the consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2002, 2001, and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crown Energy Corporation as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002, 2001, and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has had substantial recurring losses from operations, has a working capital deficit, and has relied upon financing from debt to satisfy its obligations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to that matter are also described in note
2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


TANNER + CO.


Salt Lake City, Utah
February 18, 2003

--------------------------------------------------------------------------------

                                                                                    CROWN ENERGY CORPORATION
                                                                                  Consolidated Balance Sheet
                                                                                                December 31,
------------------------------------------------------------------------------------------------------------


                    Assets                                                          2002            2001
                                                                               ------------    ------------
Current assets:
Cash and cash equivalents                                                      $  2,723,068    $  2,652,858
Accounts receivable, net of allowance for doubtful accounts
  of $175,927 and $1,722,482, respectively                                          539,214       1,378,610
Inventory                                                                           604,106       1,358,022
Prepaid and other current assets                                                    143,977          87,652
Related party receivable                                                                  -          25,700
                                                                               ------------    ------------
Total current assets                                                              4,010,365       5,502,842

Property, plant, and equipment, net                                               8,949,032       9,590,787
Intangible assets, net                                                               25,000         340,430
Other assets                                                                        290,399         283,206
                                                                               ------------    ------------

Total                                                                          $ 13,274,796    $ 15,717,265
                                                                               ============    ============

------------------------------------------------------------------------------------------------------------

           Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable                                                               $  2,349,242    $    410,564
Preferred stock dividends payable                                                 1,000,000       1,200,000
Accrued expenses                                                                    192,878         175,794
Accrued arbitration costs                                                                 -       2,609,519
Accrued interest                                                                    224,508       7,473,512
Current portion of long-term debt                                                   423,585         347,153
Working capital loan to related party                                                     -      14,935,222
                                                                               ------------    ------------
Total current liabilities                                                         4,190,213      27,151,764

Long-term debt                                                                    2,442,673      11,130,056
                                                                               ------------    ------------

Total liabilities                                                                 6,632,886      38,281,820
                                                                               ------------    ------------

Commitments and contingencies

Redeemable preferred stock                                                        5,000,000       4,952,831

Minority interest in consolidated joint ventures                                    507,575         476,793

Stockholders' equity:
Common stock, $.02 par value, 50,000,000 shares authorized
  26,482,388 and 13,635,581 shares issued and outstanding,
  respectively                                                                      529,647         272,711
Additional paid-in capital                                                        3,919,417       4,972,688
Stock subscriptions receivable from officers                                              -        (549,166)
Stock warrants                                                                      186,256         186,256
Accumulated deficit                                                              (3,500,985)    (32,876,668)
                                                                               ------------    ------------

Total stockholders' equity                                                        1,134,335     (27,994,179)
                                                                               ------------    ------------

Total                                                                          $ 13,274,796    $ 15,717,265
                                                                               ============    ============

------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                             F-3

                                                                                    CROWN ENERGY CORPORATION
                                                                        Consolidated Statement of Operations
                                                                                    Years Ended December 31,
------------------------------------------------------------------------------------------------------------


                                                                   2002             2001            2000
                                                               ------------     ------------    ------------
Sales, net                                                     $ 17,964,675     $ 27,032,658    $ 22,787,103

Cost of goods sold                                               17,497,665       24,126,190      23,605,063
                                                               ------------     ------------    ------------

Gross profit (loss)                                                 467,010        2,906,468        (817,960)

General and administrative expenses                              (2,676,325)      (3,449,053)     (3,060,627)
Recovery of (provision for) bad debt expenses                     1,646,531          (30,051)     (1,529,896)
Loss on impairment of investment in equity affiliate                      -                -      (6,904,085)
Loss on impairment of property and equipment                       (544,639)
Loss on impairment of goodwill                                     (265,430)               -      (3,625,848)
Equity in losses from unconsolidated equity affiliate                     -                -        (145,814)
                                                               ------------     ------------    ------------

Loss from operations                                             (1,372,853)        (572,636)    (16,084,230)
                                                               ------------     ------------    ------------

Other income (expense):
Interest income                                                      16,718           65,857         157,042
Interest expense                                                 (2,404,563)      (4,018,738)     (2,576,386)
Gain on transfer of interest in unconsolidated affilate           2,998,175                -               -
Other (expense) income                                              (50,612)         598,247         104,000
Arbitration expense                                                       -       (2,609,519)              -
                                                               ------------     ------------    ------------

Total other income (expense), net                                   559,718       (5,964,153)     (2,315,344)
                                                               ------------     ------------    ------------

Loss before provision for income taxes
  minority interests and extraordinary gain                        (813,135)      (6,536,789)    (18,399,574)

Income tax benefit                                                        -                -               -

Minority Interest in losses of consolidated joint venture            44,094           48,808          38,653
                                                               ------------     ------------    ------------

Loss before extraordinary gain                                     (769,041)      (6,487,981)    (18,360,921)

Extraordinary gain on extinquishment of debt                     30,144,724                -               -
                                                               ------------     ------------    ------------

Net Income (loss)                                                29,375,683       (6,487,981)    (18,360,921)

Redeemable preferred stock dividends                               (400,000)        (400,000)       (400,000)
                                                               ------------     ------------    ------------

Net Income (loss) applicable to common shares                  $ 28,975,683     $ (6,887,981)   $(18,760,921)
                                                               ============     ============    ============

Loss per common share before extraordinary item -
  basic and diluted                                            $      (0.05)    $      (0.51)   $      (1.39)
                                                               ============     ============    ============

Extraordinary gain on extinquishment of debt -
  basic and diluted                                            $       1.19     $          -    $          -
                                                               ============     ============    ============

Net income (loss) per common share - basic and diluted         $       1.14     $      (0.51)   $      (1.39)
                                                               ============     ============    ============

Weighted average common shares - basic and diluted               25,436,000       13,635,000      13,455,000
                                                               ============     ============    ============

-------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                              F-4

                                                                                                       CROWN ENERGY CORPORATION
                                                                                Consolidated Statement of Stockholders' Deficit
                                                                                  Years Ended December 31, 2002, 2001, and 2000
-------------------------------------------------------------------------------------------------------------------------------


                                                   Common Stock     Additional      Stock     Common Stock Warrants
                                             ----------------------   Paid-in    Subscription ---------------------  Accumulated
                                                Shares      Amount    Capital     Receivable   Warrants    Amount       Deficit
                                             ----------   --------- -----------   ----------  ---------   ---------  ------------
Balance, January 1, 2000                     13,285,581     265,711   5,791,828     (549,166)   683,750     243,574    (8,027,766)

Stock issued for legal services                 350,000       7,000      36,750            -          -           -             -
Preferred stock accretion                             -           -     (56,604)           -          -           -             -
Dividends on preferred stock                          -           -    (400,000)           -          -           -             -

Expiration of warrants                                -           -      57,318            -   (283,750)    (57,318)            -

Net loss                                              -           -           -            -          -           -   (18,360,921)
                                             ----------   --------- -----------   ----------  ---------   ---------  ------------
Balance, December 31, 2000                   13,635,581     272,711   5,429,292     (549,166)   400,000     186,256   (26,388,687)

Stock issued for legal services                       -           -           -            -          -           -             -
Preferred stock accretion                             -           -     (56,604)           -          -           -             -
Dividends on preferred stock                          -           -    (400,000)           -          -           -             -

Net loss                                              -           -           -            -          -           -    (6,487,981)
                                             ----------   --------- -----------   ----------  ---------   ---------  ------------
Balance, December 31, 2001                   13,635,581     272,711   4,972,688     (549,166)   400,000     186,256   (32,876,668)

Shares issued as dividend payments           13,793,103     275,862     (75,862)           -          -           -             -

Preferred stock accretion                             -           -     (47,169)           -          -           -             -

Dividends on preferred stock                          -           -    (400,000)           -          -           -             -

Write-off of stock subscription
  receivable                                   (946,296)    (18,926)   (530,240)     549,166          -           -             -

Net income                                            -           -           -            -          -           -    29,375,683
                                             ----------   --------- -----------   ----------  ---------   ---------  ------------
Balance, December 31, 2002                   26,482,388   $ 529,647 $ 3,919,417   $        -  $ 400,000   $ 186,256  $ (3,500,985)
                                             ==========   ========= ===========   ==========  =========   =========  ============

---------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                                                  F-5

                                                                                                   CROWN ENERGY CORPORATION
                                                                                       Consolidated Statement of Cash Flows
                                                                                                   Years Ended December 31,
---------------------------------------------------------------------------------------------------------------------------


                                                                                2002            2001              2000
                                                                           -------------    ------------     --------------
Cash flows from operating activities:
  Net income (loss)                                                        $  29,375,683    $ (6,487,981)    $  (18,360,921)
  Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
     Depreciation, depletion, and amortization                                   783,666         763,607            903,864
     (Recovery of) provision for doubtful accounts receivable                 (1,546,555)       (105,414)         1,529,896
     Stock issued for services                                                         -               -             43,750
     Extraordinary gain on extinquishment of debt                            (30,144,724)              -                  -
     Gain on settlement of liabilities in connection
       with transfer of interest in unconsolidated subsidiary                 (2,998,175)              -                  -
     Impairment on investment in equity affiliate                                      -               -          6,904,085
     Impairment on property and equipment                                        544,639
     Impairment of goodwill                                                      265,430               -          3,625,848
     Equity in losses of unconsolidated joint venture, net of
       distributions to minority interest shareholders                                 -               -            145,814
     Minority interest in losses of consolidated joint venture,
       net of distributions to minority initerest shareholders                    30,782          48,808            126,286
     Loss on disposal of equipment                                                50,612               -                  -
     Changes in operating assets and liabilities:
       Accounts receivable                                                     2,239,170         146,064          2,237,169
       Inventory                                                                 753,916       1,012,865           (237,021)
       Prepaid and other current assets                                          (56,325)        (20,045)           (32,025)
       Related party receivable                                                   25,700               -            (25,700)
       Other assets                                                               (7,193)        (58,197)          (161,241)
       Accounts payable                                                        1,938,678        (906,658)           184,971
       Accrued interest                                                        2,199,743       3,486,256          1,999,140
       Accrued arbitration expense                                                     -       2,609,519                  -
       Accrued expenses                                                           17,084          48,428           (166,510)
                                                                           -------------    ------------     --------------

         Net cash provided by (used in) operating activities                   3,472,131         537,252         (1,282,595)
                                                                           -------------    ------------     --------------

Cash flows from investing activities:
Purchase of property, plant, and equipment                                      (640,385)       (442,212)          (729,477)
Investment in and advances to
  unconsolidated subsidiary                                                            -               -             64,377
                                                                           -------------    ------------     --------------

         Net cash used in investing activities                                  (640,385)       (442,212)          (665,100)
                                                                           -------------    ------------     --------------

Cash flows from financing activities:
Cash paid for purchase of interest in subsidiary                              (2,000,000)              -                  -
Payments on long-term debt                                                      (361,536)       (320,323)          (153,141)
Payment of dividends                                                            (400,000)              -                  -
                                                                           -------------    ------------     --------------

         Net cash used in financing activities                                (2,761,536)       (320,323)          (153,141)
                                                                           -------------    ------------     --------------

         Net change in cash and cash equivalents                                  70,210        (225,283)        (2,100,836)

Cash and cash equivalents at beginning of year                                 2,652,858       2,878,141          4,978,977
                                                                           -------------    ------------     --------------

Cash and cash equivalents at end of year                                   $   2,723,068    $  2,652,858     $    2,878,141
                                                                           =============    ============     ==============

---------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                                            F-6

                                                                                                   CROWN ENERGY CORPORATION
                                                                                       Consolidated Statement of Cash Flows
                                                                                                                  Continued
---------------------------------------------------------------------------------------------------------------------------


Supplemental disclosure of cash flow information:

Cash paid for interest                                                     $     411,038    $    555,330     $      587,783
                                                                           =============    ============     ==============

Cash paid for income taxes                                                 $           -    $          -     $            -
                                                                           =============    ============     ==============

Supplemental disclosure of non-cash investing and financing activities:

During the year ended December 31, 2002:

         o The Company issued 13,793,103 shares of common stock totaling a value of $200,000 as a dividend distribution to preferred stockholders which effectively reduced additional paid in capital by $75,862 because the estimated fair value was below par.

         o The Company incurred long-term debt of $46,777 in connection with the acquisition of vehicles.

         o The Company received 946,296 shares of common stock for a write-off of subscriptions receivable of $549,166.

         o The Company entered into a settlement agreement with MCNIC Pipeline and Processing Company (MCNIC) in which Crown assumed MCNIC's interest in Crown Asphalt Distribution, L.L.C in exchange for $2,000,000 and $146,781 of receivables. In connection with the settlement, MCNIC effectively forgave debt of $20,260,945, accrued interest due of $9,421,041, and $2,609,519 of accrued legal fees due (see note 3 and 16). This resulted in an extraordinary gain of $30,144,724.

         o The Company increased preferred stock and decreased additional paid-in capital for $47,169 related to preferred stock accretion.

         o The Company entered into a dispute settlement agreement with MCNIC, in which MCNIC assumed debt of $2,970,469 and accrued interest of $27,707 in exchange for Crown's 25% interest in Crown Asphalt Ridge L.L.C. (see note 3 and 16).


--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                 F-7

                                                        CROWN ENERGY CORPORATION
                                            Consolidated Statement of Cash Flows
                                                                       Continued
--------------------------------------------------------------------------------

During the year ended December 31, 2001:

         o        The Company issued debt of $187,038 in exchange for equipment.

         o The Company accrued dividends to preferred stockholders of $400,000, and increased preferred stock and decreased additional paid-in capital for $56,604 related to preferred stock accretion.

During the year ended December 31, 2000:

         o        The Company issued debt of $264,750, in exchange for property.

         o The Company accrued dividends to preferred stockholders of $400,000, and increased preferred stock and decreased additional paid-in capital for $56,604 related to preferred stock accretion.

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                      December 31, 2002 and 2001
--------------------------------------------------------------------------------

1.  Organization           Crown Energy Corporation (CEC) and its wholly-owned
                           subsidiaries, Crown Asphalt Corporation (CAC) and
                           Crown Asphalt Products Company (CAPCO) (collectively referred to as the "Company"), are engaged in the production, distribution, and selling of asphalt products.

                           Majority-Owned Subsidiaries
                           CAPCO is the majority-owner of Crown Asphalt
                           Distribution, LLC (Crown Distribution). Crown Distribution was a joint venture formed on July 2, 1998, between CAPCO and MCNIC Pipeline and Processing Company (MCNIC) for the purpose of asphalt production and distribution. On October 16, 2002, the Company entered into a settlement agreement with MCNIC (see note 15), to release itself from obligations to MCNIC. As a result of the settlement MCNIC transferred its 49.99% interest to CAPCO (48.99%) and CEC (1%), thus making Crown Distribution a wholly-owned subsidiary of the Company.

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

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1.  Organization           The CAT LLC Operating Agreement also obligates Crown
    Continued              Distribution and Foreland to make additional capital
                           contributions in proportion to their ownership percentages in order to fund any additional amounts required for CAT LLC to fulfill its obligations under the purchase contract for the Cowboy Terminal Assets, for environmental management and containment costs, expenses for operations, or the construction of certain approved capital improvements to the Cowboy
                           Terminal. None of the foregoing additional contributions will result in an increase in the number of units or percentage interests held by Crown
                           Distribution or Foreland.

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


2.  Significant            Going Concern
    Accounting             The accompanying consolidated financial statements
    Policies               have been prepared assuming that the Company will
                           continue as a going concern. As of December 31, 2002, the Company had a working capital deficit, an accumulated deficit and has had substantial recurring losses. The consolidated operations of the Company have not had sustained profitability and the Company has relied upon debt financing to satisfy its obligations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

2.  Significant            Going Concern - Continued
    Accounting             The Company's ability to continue as a going concern
    Policies               is subject to the attainment of profitable operations
    Continued              or obtaining necessary funding from outside sources
                           to fund its cash flow requirements to purchase inventory. Management is attempting to secure financing for inventory purchases with inventory suppliers or other financing institutions. There can be no assurance that the Company will be successful in its attempts to obtain financing for its inventory purchases. In addition, management is continuing its plans to reduce overhead and other costs. Management is also considering consolidation of manufacturing facilities to maximize operating efficiency and margins on product sales. However, there can be no assurance that management will be successful in these efforts.

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

                           Property, Plant, and Equipment
                           Property, plant, and equipment are recorded at cost and are depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight-line method for financial reporting purposes. The estimated useful lives of property, plant, and equipment are as follows:

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

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

2.  Significant            Income Taxes
    Accounting             Income taxes are determined using the asset and
    Policies               liability method, which requires recognition of
    Continued              deferred income tax liabilities and assets for the
                           expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using estimated tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized only if it is more likely than not that the asset will be realized in future years.

                           Concentration of Credit Risk
                           Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.

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

                           The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options outstanding, using the treasury stock method and the average market price per share during the year. Options and warrants to purchase 3,988,919, 3,163,148, and 3,463,148, shares of common stock at prices ranging from $.10 to $2.50 per share were outstanding at December 31, 2002, 2001, and 2000, respectively, but were not included in the diluted loss per share calculation because the effect would have been antidilutive.

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

2.  Significant            Use of Estimates in Preparing Financial Statements
    Accounting             The preparation of financial statements in conformity
    Policies               with generally accepted accounting principles
    Continued              requires management to make estimates and assumptions
                           that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimated.

                           Long-Lived Assets
                           The Company evaluates the carrying value of long-term assets including intangibles based on current and anticipated undiscounted cash flows or current appraisals of such assets and recognizes impairment when such cash flows or appraised values are less than the carrying values. Measurement of the amount of impairments, if any, is based upon the difference between carrying value and fair value.

                           Goodwill and Intangible Assets
                           The Company has recorded the amount paid in excess of the fair value of net tangible assets acquired at the date of acquisition as goodwill. For the years ended December 31, 2001 and 2000, goodwill was amortized using the straight-line method over 20 years. After December 31, 2001 goodwill was no longer amortized but has been evaluated, for impairment according to Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangibles". Other intangible assets consist of a non-competition agreement that is being amortized over its five-year term using the straight-line method.

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

2.  Significant            Goodwill and Intangible Assets - Continued
    Accounting             The following table reflects a comparison of net
    Policies               income and net income per share for each of the three
    Continued              years ended December 31, adjusted to give effect to
                           the adoption of SFAS 142:

                                                                 2002              2001               2000
                                                            --------------     -------------     --------------
                             Reported net income (loss)
                              applicable to common
                              shareholders                  $   28,975,683     $  (6,887,981)    $  (18,760,921)

                             Add-back goodwill
                              amortization, net of taxes                 -            13,970            222,431
                                                            --------------     -------------     --------------

                             Adjusted net Income (loss)
                              applicable to common
                              shareholders                  $   28,975,683     $  (6,874,011)    $  (18,538,490)
                                                            ==============     =============     ==============

                             Reported earnings per share -
                              basic and diluted             $         1.14     $        (.51)    $        (1.39)
                             Add-back goodwill amortization              -               .01                .01
                                                            --------------     -------------     --------------
                             Adjusted earnings per share -
                              basic and diluted             $         1.14     $        (.50)    $        (1.38)
                                                            ==============     =============     ==============

                           The changes in the carrying amount of goodwill during the year ended December 31, 2002 are as follows:

                              Balance as of December 31, 2001       $   304,800
                              Goodwill acquired during the year               -
                              Adjustments to goodwill                  (304,800)
                                                                    -----------
                              Balance as of December 31, 2002       $         -
                                                                    ===========

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

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

2.  Significant            Environmental Expenditures
    Accounting             Environmental related restoration and remediation
    Policies               costs are recorded as liabilities when site
    Continued              restoration and environmental remediation and
                           clean-up obligations are either known or considered probable, and the related costs can be reasonably estimated. Other environmental expenditures, that are principally maintenance or preventative in nature, are recorded when expended and expensed or capitalized as appropriate.

                           Recent Accounting Pronouncements
                           In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. This Statement addresses financial accounting and reporting for the disposal of long-lived assets. The Company is currently assessing the impact of this statement.

                           In April 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement requires the classification of gains or losses from the extinguishments of debt to meet the criteria of Accounting Principles Board Opinion No. 30 before they can be classified as extraordinary in the income statement. As a result, companies that use debt extinguishment as part of their risk management cannot classify the gain or loss from that extinguishment as extraordinary. The statement also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The Company does not expect Adoption of SFAS No. 145 did have a material impact on financial position or future operations.

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

2.  Significant            Recent Accounting Pronouncements - Continued
    Accounting             In June 2002, the FASB issued SFAS No. 146,
    Policies               "Accounting for Costs Associated with Exit or
    Continued              Disposal Activities." This standard, which is
                           effective for exit or disposal activities initiated after December 31, 2002, provides new guidance on the recognition, measurement and reporting of costs associated with these activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date the company commits to an exit or disposal plan. The adoption of SFAS No. 146 by the Company is not expected to have a material impact on the Company's financial position or future operations.

                           In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123," which is effective for all fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation under SFAS No. 123 from the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25. SFAS 128 also changes the disclosure requirements of SFAS 123, requiring a more prominent disclosure of the pro-forma effect of the fair value based method of accounting for stock-based compensation. The adoption of SFAS No. 148 by the Company did not have a material impact on the Company's financial position or future operations.

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

2.  Significant            Recent Accounting Pronouncements - Continued
    Accounting             In January 2003, the Financial Accounting Standards
    Policies               Board (FASB) issued Interpretation No. 46,
    Continued              Consolidation of Variable Interest Ethics (FIN No.
                           46), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research
                           Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect to identify any variable interest entities that must be consolidated. In the event a variable interest entity is identified, the Company does not expect the requirements of FIN No. 46 to have a material impact on its financial condition or results of operations.

                           In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45). FIN No. 45 requires certain guarantees to be recorded at fair value, which is different from current practice to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. FIN No. 45 also requires the Company to make significant new disclosures about guarantees. The disclosure requirements of FIN No. 45 are effective for the Company in the first quarter of fiscal year 2003. FIN No. 45's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company's previous accounting for guarantees issued prior to the date of the initial application of FIN No. 45 will not be revised or restated to reflect the provisions of FIN No 45. The Company does not expect the adoption of FIN No. 45 to have a material impact on its consolidated financial position, results of operations or cash flows.

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

2.  Significant            Stock-Based Compensation
    Accounting             The Company accounts for stock options granted to
    Policies               employees under the recognition and measurement
    Continued              principles of APB Opinion No. 25, Accounting for
                           Stock Issued to Employees, and related
                           Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting
                           Standards (SFAS) No. 123, "Accounting for Stock-Based
                           Compensation." Accordingly, no compensation cost has been recognized in the financial statements, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had the Company's options been determined based on the fair value method, the results of operations would have been reduced to the pro forma amounts indicated below:

                                                                               Years Ended December 31,
                                                                    -----------------------------------------------
                                                                         2002            2001              2000
                                                                    -------------    ------------     -------------
                           Net income (loss) - as reported          $  28,975,683    $ (6,487,981)    $ (18,360,921)

                           Deduct total stock based employee
                           compensation expense determined under
                           fair value based method for all
                           awards, net of related taxes                   (63,935)       (103,525)         (123,061)
                                                                    -------------    ------------     -------------

                           Net loss - pro forma                     $  28,911,748    $ (6,591,506)    $ (18,483,982)
                                                                    =============    ============     =============

                           Diluted income (loss) per share - as
                            reported                                $        1.14    $       (.48)    $       (1.36)
                                                                    =============    ============     =============

                           Diluted income (loss) per share - pro
                            forma                                   $        1.14    $       (.49)    $       (1.37)
                                                                    =============    ============     =============

                           The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                                        2000
                           Expected dividend yield                  $        -
                           Expected stock price volatility                  73%
                           Risk-free interest rate                        5.75%
                           Expected life of options                     4 years
                                                                    ------------

                           No options were granted in 2002 or 2001. The weighted average fair value of options and warrants granted during 2000 were $.10.

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

2.  Significant            Reclassifications
    Accounting             Certain amounts in the 2001 and 2000 consolidated
    Policies               financial statements have been reclassified to
    Continued              conform with classifications adopted in the current
                           year.


3.  Settlement             Crown Distribution
    of MCNIC               As of December 31, 2001, Crown Distribution owed
    Obligations            amounts as follows to its 49.99% owner, MCNIC:

                               o    Working capital loan in the amount of
                                    $14,935,222, classified as "Working capital loan to related party" in the balance sheet

                               o Accrued interest on the working capital loan of $4,884,401, included in "Accrued interest" in the balance sheet

                               o    Preferential loan in the amount of
                                    $5,325,723, included in "Long-term debt" in the balance sheet

                               o Accrued interest on such preferential debt of $2,429,405, included in "Accrued interest" in the balance sheet

                           During 2001, pursuant to an arbitration judgment (see note 16), the debts owed to MCNIC were determined to be in default. The default on the working capital loan resulted in a default interest rate of 18% retroactively from December 31, 1999, compounded annually, on $5,810,581 of the outstanding amount, and an interest rate of 8% on the remaining balance of $9,124,641. The preferential debt continued to accrue interest at 15%. As part of the arbitration judgment, an additional $2,609,519 in fees and costs was awarded to MCNIC.

                           In March 2002, the Company entered into a settlement agreement with MCNIC (see note 16), in which the Company obtained the option to purchase all of MCNIC's rights, title and interests in Crown Distribution (including its right to above-mentioned award rendered in the arbitration judgment), in exchange for $5.5 million.

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

3.  Settlement             Crown Distribution - Continued
    of MCNIC               The Company was unable to pay the purchase price of
    Obligations            $5.5 million and therefore entered into additional
    Continued              settlement discussions with MCNIC. In October 2002,
                           the Company reached a final settlement agreement with MCNIC (see note 16) in which CAPCO purchased MCNIC's interest in CAD in exchange for $2 million, receivables of $146,781, and CAC's 1% overriding royalty in Crown Ridge. As part of the settlement, MCNIC released its rights to all debt due to MCNIC, including the working capital loan of $14,935,222, related interest on the working capital loan of $6,359,115, the preferential debt of $5,325,723, accrued interest on the preferential debt of $3,061,926, and legal fees and costs of $2,609,519.
                           Therefore, the balance at December 31, 2002 of the working capital loan, accrued interest on the working capital loan, the preferential debt, accrued interest on the preferential debt, and the accrued amounts for the above mentioned fees and costs were $0. The gain associated with this settlement of $30,144,724, calculated as the difference between the liabilities settled and the value paid was recorded as an extraordinary gain on extinguishment of debt.

                           Crown Ridge
                           As of December 31, 2001, CAC, a wholly-owned subsidiary, owed MCNIC, in the form of a note payable, $2,970,469. As part of the above-mentioned March 2002 settlement, the Company, through its CAC subsidiary, transferred its ownership in Crown Ridge to MCNIC in exchange for MCNIC's assumption of certain liabilities, including $2,998,175 of the debt and related interest owed by CAC to MCNIC, and a 1% overriding royalty interest in the sales proceeds received by Crown Ridge. In connection with this settlement, the Company recognized a gain on the transfer of its ownership in Crown Ridge, which had a book basis of $0, of $2,998,175.

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

4.  Property,              The following is a summary of property, plant, and
    Plant and              equipment as of December 31:
    Equipment

                                                            2002                2001
                                                        -------------      -------------
                              Land                      $   1,000,000      $   1,000,000
                              Plant and improvements
                               and tankage                  9,762,598          9,978,423
                              Computer equipment,
                               furniture, and fixtures        391,386            441,013
                              Vehicles                         29,148             29,148
                                                        -------------      -------------
                              Total property, plant,
                               and equipment               11,183,132         11,448,584

                              Less accumulated
                               depreciation                (2,234,100)        (1,857,797)
                                                        -------------      -------------
                              Total                     $   8,949,032      $   9,590,787
                                                        =============      =============

5.  Investments            In August 1997, the Company, through its wholly owned
    In and                 subsidiary, CAC, entered into a joint venture with
    Advances to            MCNIC for the purpose of developing, mining,
    an Equity              processing, and marketing asphalt, performance grade
    Affiliate              asphalt, diesel fuel, hydrocarbons, bitumen,
                           asphaltum, minerals, mineral resources, and other oil sand products. The joint venture resulted in the formation of Crown Asphalt Ridge, L.L.C. ("Crown
                           Ridge"). MCNIC and the Company initially owned interests of 75% and 25%, respectively, in the profits and losses of Crown Ridge.

                           During the year ended December 31, 2000, the Company evaluated the carrying value of its investments in and advances to Crown Ridge and determined that its investment in and advances to Crown Ridge were impaired. Accordingly, an aggregate non-cash expense for the impairment of $6,904,085 was recorded.

                           In March 2002, in accordance with a settlement agreement entered into by CAC with MCNIC (see notes 3 and 16), CAC transferred its interest in Crown Ridge to MCNIC in exchange for MCNIC's assumption of certain liabilities of CAC. In connection with this transaction, the Company recorded a gain of $2,998,175.

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

6.  Losses                 The Company's former 25% equity in the net loss of
    From Equity            Crown Ridge plus amortization of excess of investment
    Affiliate              over the Company's equity in net assets is reported
                           in the accompanying consolidated statement of operations as follows:

                                                                  2002               2001              2000
                                                             ------------      --------------      -----------
                              Equity in losses of
                               unconsolidated equity
                               affiliate                     $          -      $            -      $  (145,814)

                              Amortization of excess
                               investment included in
                               general and administrative
                               expense                                  -                   -          (60,644)
                                                             ------------      --------------      -----------

                              Total                          $          -      $            -      $  (206,458)
                                                             ============      ==============      ===========

                           As disclosed in note 5, during the year ended December 31, 2000, the Company's investment in and advances to Crown Ridge was reduced to $0 through an impairment of $6,904,085.


7.  Intangibles            Intangible assets consist of the following:

                                                                  December 31,
                                                       ------------------------------------
                                                           2002                    2001
                                                       ------------          --------------
                              Goodwill                 $          -          $      304,800
                              Non-compete agreement         250,000                 250,000

                              Accumulated amortization     (225,000)               (150,400)
                                                       ------------          --------------
                                                       $     25,000          $      404,400
                                                       ============          ==============

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

7.  Intangibles            At December 31, 2000, the Company re-assessed the
    Continued              recoverability of goodwill associated with the Petro
                           Source acquisition. Due to litigation with MCNIC, the Company had been unable to secure financing needed to build up inventory at favorable prices. This lack of funding and the ongoing dispute with MCNIC resulted in losses from operations. Because of these circumstances the Company recognized an impairment of $3,625,848 in the statement of operations for the year ended December 31, 2000.

                           At December 31, 2002 the Company re-assessed the recoverability of goodwill associated with its Rawlins facility. Based on a current appraisal of the facility based on an income approach, the Company determined that the goodwill was not recoverable and recorded an impairment loss of $265,430.


8.  Long-term              Long-term debt consists of the following at
    Debt                   December 31:

                                                                                          2002               2001
                                                                                     -------------       -------------
                             Note payable with interest at prime plus 1% (5.25%
                             at December 31, 2002) to a bank, in monthly
                             principal and interest payments until the debt
                             matures in May 2014, secured by assets at Rawlins
                             Terminal.                                               $   1,644,377       $   1,742,406

                             Note payable to a company with interest at 9%,
                             payable in 84 equal monthly principal and interest
                             installments of $20,627, maturing January 1, 2006,
                             secured by assets at the Cowboy Terminal Facility.            664,308             843,208

                             Deferred purchase price on Rawlins Terminal
                             acquisition with interest at the LIBOR rate (1.38%
                             at December 31, 2002), due in monthly installments
                             through February 2010. Due to a dispute over
                             certain environmental remediation associated with
                             the Rawlins Terminal this amount has been included
                             in the thereafter portion of the debt maturities
                             schedule below due to the uncertainty of payments             225,000             225,000

                             Note payable with interest at 8% per year over a
                             10-year term, with the principal and interest
                             payments made to a company in monthly installments
                             of $3,212, maturing in November 2010, secured by
                             property and equipment                                        224,405             244,134

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------
8.  Long-term                Note payable with interest at 9.59% to a bank, due
    Debt                     in monthly principal and interest payments until
    Continued                the debt matures in June 2007, secured by assets at
                             the Cowboy Terminal                                            21,603                   -

                             Preferential debt to MCNIC with interest at 15%,
                             annual principal and interest installments equal to
                             50% of the net cash flows (as defined) of Crown
                             Distribution, secured by all of the assets of Crown
                             Distribution. This debt was forgiven in connection
                             with a settlement agreement (see notes 3 and 16)                    -           5,325,723

                             Note payable to MCNIC with interest at prime plus
                             1%, in monthly principal and interest payments
                             until the debt matures July 2014, secured by an
                             interest in Crown Ridge resulting from the loan
                             proceeds. This debt was forgiven in connection with
                             a settlement agreement (see note 4)                                 -           2,970,469

                             Capital leases (see note 9)                                    86,565             126,269
                                                                                     -------------       -------------
                             Total                                                      (2,866,258)        (11,477,209)

                             Less estimated current portion                               (423,585)           (347,153)
                                                                                     -------------       -------------
                             Long-term portion                                       $  (2,442,673)      $ (11,130,056)
                                                                                     =============       =============

                           The schedule maturities of long-term debt at December 31, 2002 are as follows:

                             Year Ending December 31:
                             ------------------------
                                     2003                      $      423,585
                                     2004                             368,167
                                     2005                             385,193
                                     2006                             177,071
                                     2007                             141,026
                                     Thereafter                     1,371,216
                                                               --------------
                                          Total                $    2,866,258
                                                               ==============

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

9.  Capital Lease          The Company leases equipment under capital lease
    Obligations            agreements. The leases provide the Company the option
                           to purchase the equipment at the end of the initial lease terms. The equipment under capital lease is included in property and equipment at a cost of approximately $211,000 and $187,000 and accumulated amortization of approximately $57,000 and $27,000 at December 31, 2002 and 2001, respectively.

                           Amortization expense for the equipment under capital lease for the years ended December 31, 2002, 2001, and 2000 was approximately $30,000, $27,000, and $0, respectively. Future minimum payments on the capital lease obligations are as follows:

                             Year Ending December 31:
                             ------------------------
                                     2003                      $       69,152
                                     2004                              16,676
                                     2005                               4,266
                                                               --------------
                                                                       90,094
                                     Less amount representing
                                      interest                         (3,529)
                                                               --------------

                             Present value of future minimum
                              capital lease payments           $       86,565
                                                               ==============

10. Operating              The Company leases certain premises and equipment
    Leases                 under operating leases. Approximate future minimum
                           lease payments under non-cancelable operating leases as of December 31, 2002 are as follows:

                              Year Ending December 31:
                                     2003                      $      410,206
                                     2004                             283,341
                                     2005                              60,000
                                     2006                               9,000
                                     Thereafter                             -
                                                               --------------
                                        Total                  $      762,547
                                                               ==============

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

10. Operating              Lease expense for the years ended December 31, 2002,
    Leases                 2001, and 2000 totaled $782,332, $1,046,000, and
    Continued              $1,129,000 respectively.


11. Redeemable             Redeemable preferred stock consists of 500,000 issued
    Preferred              and outstanding Series A cumulative convertible
    Stock                  shares with a par value of $.005 and a stated value
                           of $10.00. The Company has authorized 1,000,000 shares of preferred stock. The original estimated fair value of the outstanding shares is $4,716,981 with annual accretion of $47,169, $56,604 and $56,604 for the years ended December 31, 2002, 2001, and 2000, respectively, toward the stated and liquidation value of $5,000,000. At December 31, 2002, and 2001 the redeemable preferred stock had a balance of $5,000,000 and $4,952,831, respectively.

                           The Company is authorized to issue 1,000,000 preferred shares, par value $.005 per share. On November 4, 1997, the Company completed the sale of 500,000 shares of its Series A Cumulative Convertible Preferred Stock ("Series A Preferred") pursuant to a stock purchase agreement dated September 25, 1997 for an aggregate sales price of $5,000,000. The Series A Preferred shares were sold to an entity majority - owned and controlled by the Company's CEO. Each share of Series A Preferred is convertible at the option of its holder, at any time, into 8.57 shares of common stock of the Company. At the date of the issuance of the preferred stock, the embedded conversion price was $1.17 and the estimated fair value of the common stock was $1.03. Dividends accrue on the outstanding Series A Preferred at the rate of 8% per annum and may be declared by the Company and paid through cash or common shares of the Company at the option of the holder. During 2002, the Company paid dividends of $400,000 in cash and $200,000 in common stock to an entity controlled by the Company's CEO. At December 31, 2002 and 2001 the Company owed $1,000,000 and
                           $1,200,000, respectively, in dividends. Dividends accrued interest at 8% per annum for any unpaid balance. Subject to the holder's right to convert the Series A Preferred, the Company may redeem the Series A Preferred at any time from the date on which it is issued at a percentage of the Series A Preferred's stated value of $10 per share; 130% of stated value if redemption occurs within thirty-six months of the date of issuance, 115% of stated value if redemption occurs between thirty-six and forty-eight months after the date of issuance, 110% of stated value if redemption occurs between forty-eight and sixty months after the date of issuance, and 100% if redemption occurs thereafter.

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

11. Redeemable             The holder of the Series A Preferred may also require
    Preferred              the Company to redeem the Series A Preferred after
    Stock                  the eighth anniversary of the Series A Preferred's
    Continued              issuance. The holders of the Series A Preferred shall
                           have the right, but shall not be obligated, to appoint 20% of the Company's Board of Directors. The
                           Company may not alter the rights and preferences of the Series A Preferred, authorize any security having liquidation preference, redemption, voting or dividend rights senior to the Series A Preferred, increase the number of Series A Preferred, reclassify its securities or enter into specified extraordinary events without obtaining written consent or an affirmative vote of at least 75% of the holders of the outstanding shares of the Series A Preferred stock. All voting rights of the Series A Preferred expire upon the issuance by the Company of its notice to redeem such shares. The shares of common stock issuable upon conversion of the Series A Preferred are subject to adjustment upon the issuance of additional shares of the Company's common stock resulting from stock splits, share dividends, and other similar events as well as upon the issuance of additional shares or options or as compensation to any employee, director, consultant, or other service provider of the Company or any subsidiary, other than options to acquire up to 5% of the Company's common stock at or less than fair market value.


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

--------------------------------------------------------------------------------
                                                                            F-27

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

12. Stock                  A summary of the stock option and warrant activity
    Options                for fiscal years 2002, 2001, and and 2000 is as
    Warrants               follows:
    Continued

                                                                               Options                        Warrants
                                                                      ------------------------      ------------------------------
                                                                                      Weighted                          Weighted
                                                                       Number         Average         Number            Average
                                                                       of             Exercise        of                Exercise
                                                                       Shares         Price           Shares            Price
                                                                      ---------      ---------       ----------       ------------
                           Outstanding at January 1, 2000             2,228,148      $     .88          683,750       $       1.48
                             Granted                                  1,040,000            .13                -                  -
                             Forfeited                                 (205,000)          1.13         (283,750)               .84
                                                                      ---------      ---------       ----------       ------------

                           Outstanding at December 31, 2000           3,063,148            .88          400,000               1.94
                             Granted                                          -              -                -                  -
                             Forfeited                                 (300,000)          1.05                -                  -
                                                                      ---------      ---------       ----------       ------------
                           Outstanding at December 31, 2001           2,763,148            .33          400,000               1.94
                             Granted                                          -              -          925,771               .002
                             Forfeited                                 (100,000)          1.00                -                  -
                                                                      ---------      ---------       ----------       ------------

                           Outstanding at December 31, 2002           2,663,148      $     .30        1,325,771       $.002 - 1.94
                                                                      =========      =========        =========       ============


                           The following table summarizes information about stock options and warrants outstanding at December 31, 2002:

                                               Outstanding                             Exercisable
                           ----------------------------------------------------  -------------------------
                                                        Weighted
                                                         Average
                                                        Remaining   Weighted                    Weighted
                              Range of                 Contractual   Average                    Average
                            Exercisable      Number       Life      Exercise       Number       Exercise
                               Prices     Outstanding    (Years)      Price      Exercisable     Price
                           ----------------------------------------------------  -------------------------
                             $       .002      925,771        4.87 $      .002       925,771 $       .002
                               .10 -  .13    1,540,000        6.86        0.12     1,540,000         0.12
                               .38 - 1.13    1,048,148        4.00        0.54       898,148         0.57
                              1.50 - 2.50      475,000         .33        1.87       475,000         1.87
                                          -------------------------------------  -------------------------

                             $.10 to 2.50    3,988,919        4.87 $      0.41     3,838,919 $       0.41
                                          ================================================================

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

12. Stock                  Common Stock Warrant
    Options and            In conjunction with the issuance of the preferred
    Warrants               stock described in note 11, the Company issued a
    Continued              warrant to the holders of the preferred stock. The
                           fair value of the warrant at the date of issuance was estimated to be $283,019 and was recorded to additional paid-in capital and as a reduction to the stated value of the preferred stock. The reduction in preferred stock has been accreted over the five-year period from the date of issuance to the earliest exercise date of the warrant.

                           Upon the fifth anniversary of the issuance of the preferred stock, the warrant bacome exercisable into 925,771 shares of common stock, the maximum number of shares of common allowed under the agreement, in accordance with the preferred stock agreement, at $.002 per share. The warrants expire in 2007.

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

13. Impairment on          As of December 31, 2002, the Company revaluated the
    Long-Lived             carrying value of its Gadsby terminal facility
    Assets                 located in Salt Lake City, Utah operated under its
                           CAD subsidiary. In 2002 the Company, entered into a plea and abeyance agreement with the City of Salt
                           Lake to cease its manufacturing operations at that location for at least one year because of an odor violation of the City's ordinance. The Company determined that it would no longer manufacture asphalt from that facility but use it as a shipping and receiving location for its products. The Company determined that the equipment at the facility solely related to the manufacturing process would not have significant value apart from the facility based on estimated net present value of future cash flows to be derived from the operation of those manufacturing assets. Accordingly, an aggregate non-cash expense for the impairment of plant and equipment in the amount of $544,639 was recognized.

14. Income Taxes           The components of income tax benefit for the years
                           ended December 31 are summarized as follows:

                                                               2002            2001             2000
                                                           ----------     ------------     ------------
                              Current                      $        -     $          -     $          _

                              Deferred:
                                Federal                             -                -                -
                                State                               -                -                -
                                                           ----------     ------------     ------------
                                                                    -                -                -
                                                           ----------     ------------     ------------

                              Total                        $        -     $          -     $          _
                                                           ==========     ============     ============

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

14. Income Taxes           Income tax expense (benefit) differed from amounts
    Continued              computed by applying the federal statutory rate to
                           pretax loss as follows:

                                                                      Years Ended December 31,
                                                            -------------------------------------------
                                                                 2002           2001           2000
                                                            --------------  ------------  -------------
                             Income (loss) before income
                               taxes and minority interest
                               - computed tax at the
                               expected federal statutory
                               rate, 34%                    $    9,988,000  $ (2,205,000) $  (6,332,000)

                             State income taxes, net of
                               federal income tax benefits         881,000      (194,000)      (461,000)
                             Goodwill impairment not
                               deductible for tax purposes
                               due to settlement with MCNIC        321,000             -              -
                             Joint venture affiliate share
                               of gain for tax purposes         (5,577,000)            -              -
                             Permanent difference on
                               disposal of assets               (1,352,000)            -              -
                             Minority interest                     259,000     1,605,000      2,087,000
                             Expiration of net operating
                               losses                               20,000        22,000         38,000
                             Other                                 170,000        36,000         34,000
                             Change in valuation reserve        (4,710,000)      736,000      4,634,000
                                                            --------------  ------------  -------------

                             Total income tax benefit       $            -  $          -  $           -
                                                            ==============  ============  =============


                           Deferred tax assets (liabilities) are comprised of
                           the following:
                                                                                   December 31,
                                                                          --------------------------------
                                                                               2002            2001
                                                                          --------------------------------
                             Net operating loss carryforwards             $     3,616,000 $     3,094,000
                             Impairment of investment in equity affiliate               -       2,555,000
                             Allowance for doubtful accounts                       65,000         638,000
                             Accrued interest                                           -       1,353,000
                             Start-up costs                                             -          99,000
                             Capital loss carryforwards                           203,000         203,000
                             Differences between tax basis and financial
                               reporting basis of investment in equity                  -         439,000
                             affiliate
                             Amortization and impairment of goodwill               85,000        (319,000)
                             Depreciation                                        (618,000)       (730,000)
                             Other                                                 47,000         105,000
                             Valuation allowance                               (3,398,000)     (8,108,000)
                                                                          --------------- ---------------
                                                                          $             - $             -
                                                                          =============== ===============

                           The Company has available at December 31, 2002, unused tax operating loss carryforwards of approximately $11 million which may be applied against future taxable income and expire in varying amounts through 2012.

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

15. Related Party          The Company has an employment agreement (amended
    Transactions           November 1, 1999) with a director who is also an
    Not Otherwise          officer of the Company. The employment agreement
    Disclosed              expires December 31, 2003. The agreement includes a
                           base salary of $150,000 subject to various increases as of November 1 of each year provided that the Company achieves positive cash flows from operations before interest, debt service, taxes, depreciation, amortization, extraordinary, and non-recurring items and dividends. In addition to the base salary, the officer/director is entitled to receive a bonus for each fiscal year of the agreement provided certain earnings levels are obtained or the underlying price of the Company's stock increases to determined levels subject to certain limitations. In addition to the bonuses, the officer/director was granted an option to purchase 450,000 shares of the Company's common stock at an exercise price of $.125 per share in 1997. With the amended agreement, the officer/director was granted an option to purchase an additional 450,000 shares of the Company's common stock at an exercise price based on the average fair market price of the Company's common stock for the three months immediately preceding and following the options grant date. The option exercise price approximated the average fair market value of the Company's common stock at the date of grant. The options vest over a three year period commencing on May 1, 2001, subject to accelerated vesting should the Company's common stock market price exceed certain defined levels.

                           During 1998, 946,296 options were exercised by officers of the Company through an 8% common stock subscription receivable in the amount of $549,166. The respective receivable was reflected as a reduction in common stockholders' equity (deficit). During the year ended December 31, 2002, the subscription receivable was extinguished, by the Company, in exchange for the 946,296 common shares issued in connection with the original subscription receivable.

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

16. Commitments            Litigation
    and                    On May 21, 1998, Road Runner Oil, Inc. ("Road
    Contingencies          Runner") and Gavilan Petroleum, Inc. ("Gavilan")
                           filed an action in the Third Judicial District Court, Salt Lake County, State of Utah, as Civil #
                           98-0905064 against the Company and its President. The action relates to the purchase by Road Runner of 100%
                           of the stock of Gavilan in 1997. On January 6, 2003 the Company entered in to a settlement agreement and mutual release wherein the Company paid Road Runner
                           $10,000.

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

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

16. Commitments            Litigation - Continued
    and                    On October 31, 2001, the Arbitrator issued the Damage
    Contingencies          Award in which held that MCNIC's loans were due and
    Continued              payable with interest accruing on such loans from 8%
                           to 18%, depending upon the particular loan involved.
                           The decision also failed to find for the Company on its claims against MCNIC, its related entities and officers. The Damage Award was subsequently confirmed by the Third Judicial District Court of Salt Lake
                           County, state of Utah on February 7, 2002.

                           In addition, the Arbitrator awarded $2,609,519 in fees and costs (the "Fee Award") to MCNIC against the Company and its related entities on a joint and several basis. The Fee Award has yet to be confirmed by the appropriate Utah state court and proceedings regarding it have been stayed as further explained below.

                           On March 8, 2002, the Company and MCNIC, its related entities and certain of its officers executed the Settlement Agreement. Pursuant to the foregoing agreement, the Company transferred all of its interests in Crown Ridge and the leases relating to the Asphalt Ridge properties to MCNIC. In addition, the Company and its officers agreed not to compete with Crown Ridge in the Western United States and Western Canada in any way in regards to tar sands leasing, mining, extraction or processing for a period of three years. Notwithstanding the following, it was agreed that the conducting by the Company of its present business of buying, storing, blending and selling asphalt did not constitute a breach of the foregoing covenant.

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

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

16. Commitments            Litigation - Continued
    and                    Pursuant to the Settlement Agreement, the Company
    Contingencies          also acquired the Option to purchase all of MCNIC's
    Continued              rights, title and interests in, or relating to, Crown
                           Distribution (including its right to Damage Award and the Fees Award) for an amount equal to $5,500,000
                           (the "Purchase Price"). The Settlement Agreement provided that the Purchase Price be paid through the payment of $200,000 at execution with the balance due upon the closing of the Option (if such closing occurs on or before April 30, 2002). After April 30,
                           2002 the Company had the right to extend the Option until September 30, 2002 by making an additional
                           $100,000 payment for each 30 days by which the Option is extended. The Company did not meet its obligation on September 30, 2002.

                           On October 16, 2002, the Company reached a final settlement agreement with MCNIC in which CAPCO purchased MCNIC's interest in CAD in exchange for $2 million, receivables of $146,781 and CAC's 1% overriding royalty in Crown Ridge. As part of the settlement, MCNIC released its rights to all debt due to MCNIC, including the working capital loan of $14,935,222, related interest on the working capital loan of $6,359,115, the preferential debt of $5,325,723, accrued interest on the preferential debt of $3,061,926, and fees and other costs of $2,609,519. The gain associated with this settlement of $30,144,724, calculated as the difference between the liabilities settled and the value paid was recorded as an extraordinary gain on extinguishment of debt.

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

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

17. Subsidiary             The Company operates in the asphalt production and
    Information            distribution segment through the following
                           subsidiaries:

                                                                  Year Ended December 31, 2002
                                                    ---------------------------------------------------------
                                                                      Crown
                                                        Crown        Asphalt
                                                       Asphalt      Products         CEC
                                                    Distribution     Company       and CAC         Total
                                                    ---------------------------------------------------------
                             Revenues from
                               external customers   $     266,269 $  17,698,406 $            -  $ 17,964,675
                             Gross profit (loss)    $  (1,200,552)$   1,667,562 $            -  $    467,010
                             Interest expense       $   2,179,691 $     129,573 $       95,299  $  2,404,563
                             Depreciation and
                               amortization         $     553,411 $     199,457 $       30,798  $    783,666
                             Subsidiary net income
                               (loss)               $  (2,541,181)$  29,374,116 $    2,542,748  $ 29,375,683
                             Subsidiary total
                               assets               $  10,318,775 $  37,335,055 $    5,854,170  $ 53,508,000

                                                                  Year Ended December 31, 2001
                                                    ---------------------------------------------------------
                                                                      Crown
                                                        Crown        Asphalt
                                                       Asphalt      Products         CEC
                                                    Distribution     Company       and CAC         Total
                                                    ---------------------------------------------------------
                             Revenues from
                               external customers   $     572,965 $  26,459,693 $            -  $ 27,032,658
                             Gross profit (loss)    $  (1,838,969)$   4,745,437 $            -  $  2,906,468
                             Interest expense       $   3,411,221 $     232,360 $      375,157  $  4,018,738
                             Depreciation and
                               amortization         $     566,241 $     169,407 $       27,959  $    763,607
                             Subsidiary net loss    $  (9,191,518)$   3,090,477 $     (386,940) $ (6,487,981)
                             Subsidiary total
                               assets               $  11,009,753 $   7,981,851 $  (16,322,244) $  2,669,360

                                                                  Year Ended December 31, 2000
                                                    ---------------------------------------------------------
                                                                      Crown
                                                        Crown        Asphalt
                                                       Asphalt      Products         CEC
                                                    Distribution     Company       and CAC          Total
                                                    ---------------------------------------------------------
                             Revenues from
                               external customers   $  20,464,624 $   2,322,479 $            -  $ 22,787,103
                             Gross profit (loss)    $  (1,119,221)$     301,261 $            -  $   (817,960)
                             Interest expense       $   2,096,565 $     180,715 $      299,106  $  2,576,386
                             Depreciation and
                               amortization         $     708,614 $     109,840 $       85,410  $    903,864
                             Subsidiary net loss    $ (11,365,018)$     712,126 $    7,708,029  $(18,360,921)
                             Subsidiary total
                               assets               $  13,461,698 $   3,500,902 $  (15,265,175) $  1,697,425

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

17. Subsidiary
    Information
    Continued
                                                                                 2002           2001
                                                                            --------------  -------------
                             Reconciliation of assets:
                               Total assets for individual subsidiaries     $   53,508,000  $   2,669,360
                               Elimination of investment in subsidiaries       (40,049,177)    15,192,849
                               Elimination of intercompany receivables            (184,027)    (2,144,944)
                                                                            --------------  -------------
                                  Total consolidated assets                 $   13,274,796  $  15,717,265
                                                                            ==============  =============

                           During 2002, 2001 and 2000, the Company operated primarily in the production and distribution of asphalt. The Company's operations and sales are dispersed throughout Utah, Arizona, California, Nevada, Wyoming, New Mexico, Nebraska and Colorado and could be adversely affected by economic downturns in these states and by federal or state funding policies related to road construction or improvements.


18. Employee               In 1999, the Company established a defined
    Benefit Plan           contribution plan which qualifies under Section
                           401(k) of the Internal Revenue Code. The plan provides retirement benefits for employees meeting minimum age and service requirements. Participants may contribute up to the lesser of $10,000 or 15 percent of their gross wages, subject to certain limitations. The plan provides for a discretionary amount to be contributed to the plan each year. The contribution for the years ended December 31, 2002, 2001, and 2000 totaled approximately $35,000, $35,000, and $36,000, respectively.

--------------------------------------------------------------------------------
                                                                            F-37