Form 10-Q
period 2003-03-31
CROWN ENERGY CORP
filed 2003-05-15
CIK 876528

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                  March 31, 2003

Commission file number                                             0-19365

                            CROWN ENERGY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Utah                                      87-0368981
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                 1710 West 2600 South, Woods Cross, Utah, 84087
                ------------------------------------------------
               (Address of principal executive offices, zip code)

                                 (801) 296-0166
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
              ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ] .

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X] .

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         There were 26,482,388 shares of $0.02 par value common stock outstanding as of March 31, 2003.

                            CROWN ENERGY CORPORATION

                                      INDEX

                                                                         PAGE(S)

PART I.  Financial Information

         ITEM 1.  Financial Statements

                  Condensed Consolidated Balance Sheets at March 31, 2003
                    (unaudited) and December 31, 2002                        3

                  Condensed Consolidated Statement of Operations for the
                    Three Months ended March 31, 2003 and 2002 (unaudited)   5

                  Condensed Consolidated Statement of Cash Flows for the
                    Three Months ended March 31, 2003 and 2002 (unaudited)   6

                  Notes to Condensed Consolidated Financial Statements
                    (unaudited)                                              8


         ITEM 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     11

         ITEM 3.  Quantitative and Qualitative Disclosures about
                    Market Risk                                             13

         ITEM 4.  Controls and Procedures                                   14


PART II. Other Information

         ITEM 1.  Legal Proceedings                                         15

         ITEM 2.  Changes in Securities                                     15

         ITEM 3.  Defaults upon Senior Securities                           15

         ITEM 4.  Submission of Matters to a Vote of Security Holders       15

         ITEM 5.  Other Information                                         15

         ITEM 6.  Exhibits and Report on Form 8-K                           16


Signatures                                                                  17

Certifications                                                              18

                                         PART I - FINANCIAL INFORMATION

                                          ITEM 1. FINANCIAL STATEMENTS

                                            CROWN ENERGY CORPORATION
                                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     ASSETS



                                                                                March 31, 2003         December 31,
                                                                                  [unaudited]             2002
                                                                                  -----------          -----------
CURRENT ASSETS:
     Cash and cash equivalents                                                    $ 1,222,606          $ 2,723,068
     Accounts receivable, net of allowance for uncollectible
        accounts of $167,689 and $175,927 respectively                                283,728              539,214
     Inventory                                                                        757,130              604,106
     Prepaid and other current assets                                                 196,695              143,977
                                                                                  -----------          -----------
          Total Current Assets                                                      2,460,159            4,010,365

PROPERTY PLANT, AND EQUIPMENT, Net                                                  8,814,794            8,949,032

OTHER INTANGIBLE ASSETS, Net                                                           12,500               25,000

OTHER ASSETS                                                                          215,627              290,399
                                                                                  -----------          -----------
TOTAL                                                                             $11,503,080          $13,274,796
                                                                                  ===========          ===========



             The accompanying notes are an integral part of these consolidated financial statements.

                                            CROWN ENERGY CORPORATION
                                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                      LIABILITIES AND STOCKHOLDERS' DEFICIT



                                                                                March 31, 2003         December 31,
                                                                                  [unaudited]             2002
                                                                                  -----------          -----------
CURRENT LIABILITIES
     Accounts payable                                                             $ 1,719,356          $ 2,349,242
     Preferred stock dividends payable                                              1,100,000            1,000,000
     Accrued expenses                                                                 154,056              192,878
     Accrued interest                                                                 255,830              224,508
     Long-term debt - current portion                                                 383,479              423,585
                                                                                  -----------          -----------
     Total current liabilities                                                      3,612,721            4,190,213


MINORITY INTEREST IN CONSOLIDATED
     JOINT VENTURES                                                                   521,331              507,575

CAPITALIZATION:
    Long-term debt                                                                  2,381,199            2,442,673
    Redeemable preferred stock                                                      5,000,000            5,000,000
    Stockholders' equity/(deficit):
       Common Stock $0.02 par value 50,000,000 shares authorized
         26,482,388 shares outstanding for each period                                529,647              529,647
       Additional paid in Capital                                                   3,819,417            3,919,417
       Stock warrants                                                                 186,256              186,256
       Accumulated deficit                                                         (4,547,491)          (3,500,985)
                                                                                  -----------          -----------
             Stockholders' equity/(deficit)                                           (12,171)           1,134,335
                                                                                  -----------          -----------
TOTAL                                                                             $11,503,080          $13,274,796
                                                                                  ===========          ===========


                 The accompanying notes are an integral part of these consolidated financial statements.

                                                          4

                                              CROWN ENERGY CORPORATION
                                                     [Unaudited]

                                   CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS



                                                                                    For the Three Months Ended
                                                                                             March 31,
                                                                                     2003                 2002
                                                                                  -----------          -----------
SALES, Net of demerits                                                            $   114,707          $   468,321

COST OF SALES                                                                         773,450            1,312,300
                                                                                  -----------          -----------
GROSS PROFIT (LOSS)                                                                  (658,743)            (843,979)

GENERAL AND ADMINISTRATIVE EXPENSES                                                   336,322              622,902
                                                                                  -----------          -----------
LOSS FROM OPERATIONS                                                                 (995,065)          (1,466,881)
                                                                                  -----------          -----------
OTHER INCOME (EXPENSES):
   Interest income and other income                                                     1,328                2,155
   Interest and other expense                                                         (66,235)            (772,424)
                                                                                  -----------          -----------
        Total other income (expense), net                                             (64,907)            (770,269)
                                                                                  -----------          -----------
LOSS BEFORE INCOME TAXES
   AND MINORITY INTERESTS                                                          (1,059,972)          (2,237,150)
                                                                                  -----------          -----------

DEFERRED INCOME TAX BENEFIT                                                               ---                  ---

MINORITY INTEREST IN EARNINGS OF
   CONSOLIDATED JOINT VENTURE                                                          13,472                8,367
                                                                                  -----------          -----------
NET LOSS                                                                          $(1,046,500)         $(2,228,783)
                                                                                  -----------          -----------

NET LOSS PER COMMON SHARE-
   Basic and diluted                                                              $     (0.04)         $     (0.13)
                                                                                  ===========          ===========



             The accompanying notes are an integral part of these consolidated financial statements.

                                                       5

                                            CROWN ENERGY CORPORATION
                                                   [Unaudited]

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     For the Three Months Ended
                                                                                              March 31,
                                                                                      2003                  2002
                                                                                  ------------         ------------
Cash flows from operating activities:
       Net income (loss)                                                          $ (1,046,500)        $ (2,228,783)
       Adjustments to reconcile net income (loss) to net cash
         used by operating activities:
           Amortization, depreciation and depletion                                    181,304              192,016
           Minority interest                                                           (13,472)              (8,367)
           Change in assets and liabilities:
             Accounts receivable                                                       255,486              287,941
             Inventory                                                                (153,024)            (418,225)
             Prepaid and other assets                                                   22,054             (320,532)
             Accounts payable                                                         (629,886)             389,665
             Accrued expenses and interest                                              (7,500)             754,083
                                                                                  ------------         ------------
                 Total adjustments                                                    (345,038)             876,581
                                                                                  ------------         ------------
                 Net cash used in operating activities                              (1,391,538)          (1,352,202)
                                                                                  ------------         ------------

Cash flows used in investing activities:
       Purchase of property and equipment                                              (34,572)             (28,320)
                                                                                  ------------         ------------

Cash flows from financing activities:
       Capital contributions from partners                                              27,228               13,614
       Payments on long-term debt                                                     (101,580)             (87,100)
                                                                                  ------------         ------------
                           Net cash used in financing activities                  $    (74,352)        $    (73,486)
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

                                                           6

                                            CROWN ENERGY CORPORATION
                                                   [Unaudited]

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   [Continued]


                                                                                     For the Three Months Ended
                                                                                              March 31,
                                                                                      2003                  2002
                                                                                  ------------         ------------
         Net Increase (Decrease) in Cash:                                         $ (1,500,462)        $ (1,453,918)
                                                                                  ============         ============

Cash at Beginning of Period                                                       $  2,723,068         $  2,652,858
                                                                                  ============         ============

Cash at End of Period                                                             $  1,222,606         $  1,198,940
                                                                                  ============         ============


Supplemental Disclosure of Cash Flow Information
       Cash paid during the period:
           Interest                                                               $     43,508         $     93,649
                                                                                  ============         ============

           Income taxes                                                                    ---                  ---
                                                                                  ============         ============

Supplemental Schedule of Non-cash Investing and Financing Activities:

         For the period ended March 31, 2003:

                  During the period, we accrued dividends on preferred stock of $100,000.

         For the period ended March 31, 2002:

                  On February 28, 2002, we issued 13,793,103 shares of common stock to our preferred Stockholders as a payment for preferred stock dividends payable totaling $200,000.

                  During the period, we accrued dividends on preferred stock of $100,000 and $14,151 of accretion on preferred stock.

                                       7

                            CROWN ENERGY CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         We have prepared the accompanying consolidated financial statements without an audit. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position as of March 31, 2003, results of operations and cash flows for the three months ended March 31, 2003, and 2002 have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in our December 31, 2002 Annual Report on Form 10-K. The results of operations for the period ended March 31, 2003, are not necessarily indicative of the operating results for the full year.

         Summary of Disputes - We have three outstanding complaints that have been filed against us. One filed by Geneva Rock Products, Inc., one filed by Oriental New Investments, Ltd., and one filed by S & L Industrial. The first of the two foregoing actions were described in detail in our Annual Report on Form 10-K for the year ending December 31, 2002. The S & L Industrial action is discussed in more detail in
         Part II Item 1. Legal Proceedings.

         Organization - Crown Energy Corporation ("CEC") and its wholly-owned subsidiary, Crown Asphalt Products Company ("CAPCO") and Crown Distribution, an entity in which CAPCO and CEC now own all interests (collectively referred to as the "Company"), are engaged in the production, manufacturing, distribution and selling of asphalt products. Crown Distribution owns a majority interest in Cowboy Asphalt Terminal, L.L.C. ("CAT, LLC"). CAT, LLC is a joint venture formed on September 16, 1998, between CAPCO and Foreland Asphalt Corporation ("Foreland"), which owns an asphalt terminal and storage facility. Crown Distribution owns 66.67% and Foreland owns 33.33% of CAT, LLC.

         Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly or majority-owned subsidiaries. All significant inter-company transactions have been eliminated in consolidation.


NOTE 2 - CAPITAL TRANSACTIONS

         Preferred Stock - In September 1997, we sold to an unrelated third party for $5.0 million in cash 500,000 shares of $10 Series A Cumulative Convertible Preferred Stock and a warrant to purchase 925,771 shares at $0.002 per share. In February 2002, the Series A Preferred Stock, the warrant, and all associated rights were purchased from the original holder by Manhattan Goose, LLC, which was then owned 32.5% by Jay Mealey, our Chief Executive Officer, President and a director, and 67.5% by other directors and unrelated parties. During 2002, we paid accrued dividends on the Series A Preferred Stock of $400,000 in cash and $200,000 in 13,793,103 shares of common stock, or at $0.0145 per share, the approximate market price on the date of payment. In November 2002, Jay Mealey acquired the other 67.5% membership interests in Manhattan Goose and simultaneously conveyed all membership interests to the Mealey Family Limited Partnership, which is the current holder of the Series A Preferred Stock, the warrant, all associated rights, and accrued dividends. Mr. Mealey owns 48.5% of the Mealey Family Limited Partnership and is its general partner and his immediate family is its beneficiary.

                            CROWN ENERGY CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


         As of December 31, 2002, and March 31, 2003, there were dividends payable to the holder of the Series A Preferred Stock of $1.0 million and $1.1 million, respectively, that may, at the election of the holder be taken in cash or common stock. At the market price of $0.018 per share as of April 8, 2003, 61,111,111 shares of common stock would have to be issued to satisfy the dividend payable. The Series A Preferred Stock is convertible to 4,285,000 shares of common stock, if so elected by the holder of the Series A Preferred Stock.

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

NOTE 3 - COMMON STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK

         At March 31, 2003, and December 31, 2002, common stockholders' equity and redeemable preferred stock consists of the following:

                                                                                      2003                 2002
                                                                                   -----------          -----------
         Redeemable preferred stock - $0.005 par value; 1,000,000 shares authorized; $10.00 stated value; 500,000 Series A cumulative convertible shares issued and outstanding; original estimated fair market value of $4,716,981, accretion of $0.00 and $47,169 for the periods ended March 31, 2003, and December 31, 2002,
           respectively, toward the stated value of $5,000,000                     $ 5,000,000          $ 5,000,000
                                                                                   ===========          ===========

         Common stockholders' equity:
           Common stock, $0.02 par value; 50,000,000 shares
             authorized; 26,482,388 shares issued and outstanding
             at March 31, 2003, and December 31, 2002, respectively                $   529,647          $   529,647
           Additional paid-in capital                                                3,819,417            3,919,417
           Stock warrants outstanding; 400,000 at
             March 31, 2003, and December 31, 2002                                     186,256              186,256
           Accumulated deficit                                                      (4,547,491)          (3,500,985)
                                                                                   -----------          -----------
               Total                                                               $   (12,171)         $ 1,134,335
                                                                                   ===========          ===========

                            CROWN ENERGY CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


NOTE 4 - PROFIT/LOSS PER SHARE

         The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three months ended March 31, 2003 and March 31, 2002:

                                                                   2003                            2002
                                                       ---------------------------    -----------------------------
                                                           Loss         Per Share          Loss          Per Share
                                                           ----         ---------          ----          ---------
         Net Profit (Loss)                             $(1,046,500)       $(0.04)      $(2,228,783)        $(0.13)

         Redeemable preferred stock
           dividends and accretion                        (100,000)          ---          (114,151)           ---
                                                       -----------        ------       -----------         ------

         Net profit (loss) attributable to
           common stockholders                         $(1,146,500)       $(0.04)      $(2,342,934)        $(0.13)
                                                       ===========        ======       ===========         ======

         Weighted average common shares
           outstanding - basic and diluted              26,482,388                      18,386,539


         We had at March 31, 2003, and December 31, 2002, incremental options and warrants to purchase, 3,988,919 shares and 3,163,148 shares of common stock, respectively, that were not included in the computation of diluted earnings (loss) per share because their effect was anti-dilutive. We also had preferred stock outstanding at March 31, 2003, and December 31, 2002, which is convertible into approximately 4,285,000 shares of common stock that was not included in the computation of diluted loss per share as its effect was anti-dilutive. Accordingly, diluted loss per share does not differ from basic loss. As of March 31, 2003, there were preferred stock dividends payable in the amount of $1,100,000. Pursuant to the designations and preferences of the preferred stock, the foregoing dividends could be satisfied, at the option of the holder, by the issuance of shares of the Company's common stock in lieu of cash payments at the "fair market value" of the common stock as defined in the designations and preferences. At the market price of $0.018 per share as of March 31, 2003, 61,111,111 shares of common stock would have to be issued to satisfy the dividend payable.

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

         Forward-looking statements are subject to known and unknown risks, uncertainties and other factors, including but not limited to changes in economic conditions generally or with respect to our asphalt products market in particular, new or increased governmental regulation, increased competition, shortages in labor or materials, delays or other difficulties in shipping or transporting, the risk of loss of certain operating assets serving as collateral to secure financing, and other similar risks inherent in our operations or in business operations generally. Any such risks or uncertainties, either alone or in combination with other factors, may cause our actual results, performance or achievements to differ materially from our anticipated future results, performance or achievements (which may be expressed or implied by such forward-looking statements). Consequently, the following management's discussion and analysis, including all forward-looking statements contained therein, is qualified and limited by the foregoing cautionary factors. Interested persons are advised to consider all forward-looking statements within the context of such cautionary factors.

Liquidity and Capital Resources

         At March 31, 2003, we had cash and other current assets of $2.5 million, as compared to cash and other current assets of $4.0 million at December 31, 2002. The decrease of approximately $1.5 million was generally due to the net loss incurred during the period, and a pay down of accounts payable. Our business is capital intensive and requires a working capital credit facility to operate efficiently. We have not had such a credit facility since 1999, which has resulted both in lower revenues and lowered profitability. We seek to diminish part of our working capital constraints by structuring supply arrangements; however, there can be no guarantee we will be able to accomplish such arrangements.

         Our business requires a large amount of working capital to purchase and store inventory and for accounts receivable and general operations. We do not have adequate working capital to operate our business currently and must rely on outside third-party sources to finance that requirement. We have not had outside working capital financing since 1999. Although the settlement of our obligation to MCNIC in late 2002 releases much of the encumbrance on our assets, we believe it will continue to be very difficult to obtain the working capital needed to operate the business. However, to date, we have been unable to obtain adequate financing on acceptable terms, and we cannot assure that we will be able to. We continue to explore avenues to obtain working capital financing, including supplier financing, through-put arrangements, structured supply arrangements and joint ventures with industry participants, facility leasing and conventional financing from commercial sources. Given our financial condition, generally, outside working capital funding requires personal guarantees, and our officers and directors have been unwilling to provide such guarantees for our benefit as a publicly-held company. Our failure to obtain the necessary working capital financing will likely continue to have a significant negative impact on our future operations and may make it unable for us to continue.

         A portion of our accounts receivable is subject to the risks and uncertainties of litigation and related collection risks. See "Item 3. Legal Proceedings." In the event that we are unable to collect our current accounts receivables, we are unable to secure the necessary working capital line of credit for our operations, our operating losses and working capital deficits continue, or if we are unable to recoup our losses, we may not have sufficient capital to operate through 2003.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         As of March 31, 2003, we had a working capital deficit of approximately $1.2 million, an accumulated deficit of $4.5 million, and stockholders' deficit attributable to the common stock of $12,171. Our auditor's report on our financial statements for the year ended December 31, 2002, as for prior years, contained an explanatory paragraph about our ability to continue as a going concern. We continue to suffer from shortages of working capital needed to optimize operating economies. Further, our operating history and the prevailing current conditions in the investment markets generally have made it difficult to obtain outside equity capital. Given our financial condition, generally, outside working capital funding requires personal guarantees, and our officers and directors have been unwilling to provide such guarantees for our benefit as a publicly-held company. The market price for our common stock has ranged from a low of $0.008 to a high of $0.055 during 2002, closing on March 28, 2003, at $0.018 per share. Finally, we have reviewed the costs required to meet regulatory and stockholder requirements associated with being a publicly held company subject to the periodic reporting, proxy and other requirements under the Securities Exchange Act along with the increased cost of insurance and other burdens we believe result from the enactment of the Sarbanes-Oxley Act of 2002, particularly for a small company such as us.

         In view the foregoing, in March 2003, our board of directors, which includes affiliates of our principal stockholders, authorized management to investigate available alternatives for a so-called "going private" transaction, with the effect that we would become privately held by our current principal stockholders, subject to satisfying various regulatory requirements. This investigation will include a review of available alternatives and their related legal, financial, regulatory and related considerations. In connection with that investigation, management may seek a third party valuation of our Company and the interests of our minority stockholders from a financial point of view. We cannot give any assurance of when or if a going private transaction will take place or describe the terms on which it might be proposed or completed.

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

         Plant and improvements and tankage                   10-30 years
         Equipment                                              7 years
         Vehicles                                               5 years
         Computer equipment, furniture and fixtures             3 years

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of receivables. In the normal course of business, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses that, when realized, have been within the range of management's expectations.

         The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Results of Operations

     For the three month period ending March 31, 2003, compared to the three month period ending March 31, 2002

         Total revenue decreased from $468,321 for the three-month period ended March 31, 2002, to $114,707 for the three-month period ended March 31, 2003, a decrease of $353,614. Cost of sales decreased from $1,312,300 for the same period in 2002 to $773,450 for the same period in 2003, a decrease of $538,850. The decrease in revenues was primarily the result of a decrease in sales volume of approximately 2,561 tons. In 2002, mild weather enabled us to supply a contract with an early season start, while, as is more typically the case, in 2003 the weather in our area did not allow for early season work. The decrease in cost of sales in the 2003 interim period is primarily the result of the reduced volume of asphalt sold and a reduction of operating expenses in preparing the facilities for 2003.

         General and administrative expenses decreased from $622,902 for the three-month period ended March 31, 2002, to $336,322 for the three-month period ended March 31, 2003, a decrease of $286,580. This decrease is primarily due to decreased legal expenses, rent expense for our administrative offices, and a reduction in salaries and wages.

         Net other income/expenses decreased from an expense of $770,269 for the three-month period ended March 31, 2002, to $64,907 for the three-month period ended March 31, 2003, a decrease of $705,362. This decrease is primarily due to the extinguishment of debt through a settlement with MCNIC on October 16, 2002.

         Minority interest of $13,472 represents Foreland's approximate 33% interest in the loss of CAT, LLC.


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

                         ITEM 4. CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures

         Based on their evaluations as of a date within 90 days of the filing date of this report, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

         (b) Changes in internal controls

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION


                            ITEM 1. LEGAL PROCEEDINGS

         On April 9, 2003, an action was filed against us by S & L Industrial in the Fifth Judicial District of Big Horn County, Wyoming. In the action, S & L seeks to recover amounts which were offset by us against the purchase price under our asset purchase agreement with S & L due to deficiencies which we felt existed with regard to the purchased assets. The assets purchased from S & L comprise our Rawlins terminal in Rawlins, Wyoming. S & L disputes our offsets.

         We have not yet answered S & L's claim but intend to vigorously contest its charges. Due to the very early stages of the action, there can be no assurance that we will ultimately prevail or what the outcome will be.


                ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.


                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         As noted elsewhere in this report, as of September 30, 2002, there were arrearages in the amount of $1,100,000 on dividends on our preferred stock. Pursuant to the designations and preferences of the preferred stock, the foregoing arrearages could be satisfied, at the option of the holder, by the issuance of shares of our common stock in lieu of cash payments at the "fair market value" of the common stock as defined in the designations and preferences. As of March 31, 2003, approximately 61,111,111 shares of common stock would have been issuable at the then "fair market value" in satisfaction of the preferred stock dividend arrearages.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                            ITEM 5. OTHER INFORMATION

         None.

                     ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

         (a) Exhibits: The following exhibits are included as part of this report:

            SEC
Exhibit  Reference
Number     Number               Title of Document                     Location
--------------------------------------------------------------------------------
 99.01       99     Certification Pursuant to 18 U.S.C. Section      This filing
                    1350, as Adopted Pursuant to Section 906 of
                    the Sarbanes-Oxley Act of 2002 (Chief Executive
                    Officer)
--------------------------------------------------------------------------------
 99.02       99     Certification Pursuant to 18 U.S.C. Section      This filing
                    1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial
                    Officer)

         (b) Reports on Form 8-K: We did not file any reports on Form 8-K for the quarter ended March 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CROWN ENERGY CORPORATION
                                                 (Registrant)



Date: May 15, 2003                           By: /s/ Jay Mealey
                                             -----------------------------------
                                             Jay Mealey, Chief Executive Officer


Date: May 15, 2003                           By: /s/ Alan Parker
                                             -----------------------------------
                                             Alan Parker, Controller

                                  CERTIFICATION

         I, Jay Mealey, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Crown Energy Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003


/s/ Jay Mealey
----------------------------
Jay Mealey
Principal Executive Officer

                                  CERTIFICATION

         I, Alan L. Parker, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Crown Energy Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003


/s/ Alan L. Parker
----------------------------
Alan L. Parker
Principal Financial Officer