Form 10-Q
period 2003-06-30
CROWN ENERGY CORP
filed 2003-08-19
CIK 876528

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                     June 30, 2003
Commission file number                                                   0-19365

                            CROWN ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

               Utah                                     87-0368981
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

                 1710 West 2600 South, Woods Cross, Utah, 84087
               (Address of principal executive offices, zip code)

                                 (801) 296-0166
              (Registrant's telephone number, including area code)

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

Yes   [ ]       No  [X].

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         There were 26,482,388 shares of $0.02 par value common stock outstanding as of June 30, 2003.

                            CROWN ENERGY CORPORATION

                                      INDEX

                                                                         PAGE(S)

PART I.           Financial Information

         ITEM 1.  Financial Statements

                  Condensed Consolidated Balance Sheets at June 30, 2003
                    (unaudited) and December 31, 2002                        3

                  Condensed Consolidated Statement of Operations
                    for the Three Months ended June 30, 2003 and
                    2002 (unaudited) and the Six Months ended
                    June 30, 2003 and 2002 (unaudited)                       5

                  Condensed Consolidated Statement of Cash Flows
                    for the Six Months ended June 30, 2003 and 2002
                    (unaudited)                                              7

                  Notes to Unaudited Condensed Consolidated
                    Financial Statements                                     9


         ITEM 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     13

         ITEM 3.  Quantitative and Qualitative Disclosures about
                    Market Risk                                             16

         ITEM 4.  Controls and Procedures                                   17


PART II. Other Information

         ITEM 1.  Legal Proceedings                                         18

         ITEM 2.  Changes in Securities and Use of Proceeds                 18

         ITEM 3.  Defaults upon Senior Securities                           18

         ITEM 4.  Submission of Matters to a Vote of Security Holders       18

         ITEM 5.  Other Information                                         18

         ITEM 6.  Exhibits and Report on Form 8-K                           19


Signatures                                                                  20

Certifications                                                              21

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                            CROWN ENERGY CORPORATION

                                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     ASSETS




                                                                                 June 30, 2003        December 31,
                                                                                  [unaudited]              2002
                                                                                 ------------         ------------
CURRENT ASSETS:
     Cash and cash equivalents                                                   $     91,378         $  2,723,068
     Accounts receivable, net of allowance for uncollectible
        accounts of $291,683 and $175,927 respectively                              3,339,368              539,214
     Inventory                                                                      1,792,281              604,106
     Prepaid and other current assets                                                 105,408              143,977
                                                                                 ------------         ------------

          Total Current Assets                                                      5,328,435            4,010,365

PROPERTY PLANT, AND EQUIPMENT, Net                                                  8,940,319            8,949,032

OTHER INTANGIBLE ASSETS, Net                                                                -               25,000

OTHER ASSETS                                                                          206,627              290,399
                                                                                 ------------         ------------
TOTAL                                                                            $ 14,475,381         $ 13,274,796
                                                                                 ============         ============



                 The accompanying notes are an integral part of these consolidated financial statements.

                                            CROWN ENERGY CORPORATION

                                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                      LIABILITIES AND STOCKHOLDERS' DEFICIT




                                                                                 June 30, 2003        December 31,
                                                                                  [unaudited]              2002
                                                                                 ------------         ------------
CURRENT LIABILITIES
     Accounts payable                                                            $  4,070,353         $  2,349,242
     Preferred stock dividends payable                                              1,200,000            1,000,000
     Accrued expenses                                                                 256,522              192,878
     Accrued interest                                                                 272,819              224,508
     Long-term debt - current portion                                                 462,022              423,585
                                                                                 ------------         ------------

     Total current liabilities                                                      6,261,716            4,190,213

    Long-term debt                                                                  2,593,555            2,442,673
    Redeemable preferred stock                                                      5,000,000            5,000,000
                                                                                 ------------         ------------

    Total liabilities                                                              13,855,271           11,632,886

MINORITY INTEREST IN CONSOLIDATED
     JOINT VENTURES                                                                   520,995              507,575

STOCKHOLDERS EQUITY:
    Stockholders' equity/(deficit):
       Common Stock $0.02 par value 50,000,000 shares authorized 26,482,388
           shares outstanding for each period                                         529,647              529,647
       Additional paid in Capital                                                   3,719,417            3,919,417
       Stock warrants                                                                 186,256              186,256
       Accumulated deficit                                                         (4,336,205)          (3,500,985)
                                                                                 ------------         ------------
             Stockholders' equity                                                      99,115            1,134,335
                                                                                 ------------         ------------

TOTAL                                                                            $ 14,475,381         $ 13,274,796
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

                                                              4

                                            CROWN ENERGY CORPORATION

                                                   [Unaudited]

                                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS



                                                                                    For the Three Months Ended
                                                                                             June 30,
                                                                                 ---------------------------------
                                                                                     2003                 2002
                                                                                 ------------         ------------
SALES, Net of demerits                                                           $  6,241,935         $  6,184,136

COST OF SALES                                                                       5,942,807            5,685,865
                                                                                 ------------         ------------

GROSS PROFIT                                                                          299,128              498,271

GENERAL AND ADMINISTRATIVE EXPENSES                                                  (402,589)            (654,438)
Bad debt recovery on accounts previously allowed for                                  323,524              847,746
                                                                                 ------------         ------------

INCOME FROM OPERATIONS                                                                220,063              691,579
                                                                                 ------------         ------------

OTHER INCOME (EXPENSES):
   Interest income and other income                                                    44,045                1,379
   Interest expense                                                                   (66,778)            (694,408)
   Gain on Divestiture of Affiliate                                                         -            2,998,176
                                                                                 ------------         ------------

        Total other income (expense), net                                             (22,733)           2,305,147
                                                                                 ------------         ------------

INCOME BEFORE INCOME TAXES
   AND MINORITY INTERESTS                                                             197,330            2,996,726
                                                                                 ------------         ------------

DEFERRED INCOME TAX BENEFIT                                                                ---                 ---

MINORITY INTEREST IN EARNINGS OF
   CONSOLIDATED JOINT VENTURE                                                          13,950               12,135
                                                                                 ------------         ------------

NET INCOME                                                                       $    211,280         $  3,008,861
                                                                                 ------------         ------------

NET INCOME PER COMMON SHARE-
   Basic and diluted                                                             $       0.00         $       0.04
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

                                                            5

                                            CROWN ENERGY CORPORATION

                                                   [Unaudited]

                                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS





                                                                                      For the Six Months Ended
                                                                                             June 30,
                                                                                 ---------------------------------
                                                                                     2003                 2002
                                                                                 ------------         ------------
SALES, Net of demerits                                                           $  6,356,642         $  6,652,457

COST OF SALES                                                                       6,716,257            6,998,165
                                                                                 ------------         ------------

GROSS PROFIT (LOSS)                                                                  (359,615)            (345,708)

GENERAL AND ADMINISTRATIVE EXPENSES                                                  (738,911)          (1,277,340)
    Bad debt recovery on accounts previously allowed for                              323,524              847,746
                                                                                 ------------         ------------

INCOME (LOSS) FROM OPERATIONS                                                        (775,002)            (775,302)
                                                                                 ------------         ------------

OTHER INCOME (EXPENSES):
   Interest income and other income                                                    45,373                3,534
   Interest expense                                                                  (133,013)          (1,466,832)
   Gain on Divestiture of Affiliate                                                         0            2,998,176
                                                                                 ------------         ------------

        Total other income (expense), net                                             (87,640)           1,534,878
                                                                                 ------------         ------------

(LOSS) INCOME BEFORE INCOME TAXES
   AND MINORITY INTERESTS                                                            (862,642)             759,576
                                                                                 ------------         ------------

DEFERRED INCOME TAX BENEFIT                                                               ---                  ---

MINORITY INTEREST IN EARNINGS OF
   CONSOLIDATED JOINT VENTURE                                                          27,422               20,502
                                                                                 ------------         ------------

NET INCOME (LOSS)                                                                $   (835,220)        $    780,078
                                                                                 ------------         ------------
NET  (LOSS) INCOME PER COMMON SHARE-
   Basic and diluted                                                             $      (0.04)        $       0.01
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

                                                            6

                            CROWN ENERGY CORPORATION

                                   [Unaudited]

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                    For the Six Months Ended
                                                                                             June 30,
                                                                                ----------------------------------
                                                                                     2003                 2002
                                                                                -------------        -------------
Cash flows from operating activities:
       Net income (loss)                                                        $    (835,220)       $     780,078
       Adjustments to reconcile net income (loss) to net cash
         used by operating activities:
                Amortization, depreciation and depletion                              361,974              385,839
                Recovery of doubtful accounts receivable                             (323,524)            (847,746)
               Gain on divestiture of affiliate                                             -           (2,998,176)
                Minority interest                                                     (27,422)             (20,502)
                Change in assets and liabilities:
                    Accounts receivable                                            (2,476,630)          (1,915,692)
                    Inventory                                                      (1,188,175)            (628,160)
                    Prepaid and other assets                                          122,341             (276,751)
                    Deposits on settlement option                                           0             (300,000)
                    Accounts payable                                                1,721,111            3,144,059

                    Accrued expenses and interest                                     111,955            1,216,221
                                                                                -------------        -------------

                            Total adjustments                                      (1,698,370)          (2,240,908)
                                                                                -------------        -------------

                  Net cash used in operating activities                           (2,533,590)           (1,460,830)
                                                                                -------------        -------------


Cash flows used in investing activities-

       Purchase of property and equipment                                            (328,261)            (524,457)
                                                                                -------------        -------------

                  Net cash used by investing activities                              (328,261)            (524,457)
                                                                                -------------        -------------

Cash flows from financing activities:

       Capital contributions from partners                                             40,842               34,035
       Proceeds from borrowings of long term debt                                     400,000                    0
       Payments on long-term debt                                                    (210,681)            (163,137)
                                                                                -------------        -------------

                   Net cash provided by (used in) financing activities          $     230,161        $    (129,102)
                                                                                -------------        -------------


                 The accompanying notes are an integral part of these consolidated financial statements.

                            CROWN ENERGY CORPORATION

                                   [Unaudited]

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   [Continued]



                                                                                    For the Six Months Ended
                                                                                             June 30,
                                                                                ----------------------------------
                                                                                     2003                 2002
                                                                                -------------        -------------
         Net Increase (Decrease) in Cash:                                       $  (2,631,690)       $  (2,114,389)
                                                                                =============        =============

Cash at Beginning of Period                                                     $   2,723,068        $   2,652,858
                                                                                =============        =============

Cash at End of Period                                                           $      91,378        $     538,469
                                                                                =============        =============

Supplemental Disclosure of Cash Flow Information
       Cash paid during the period:
           Interest                                                             $      88,560        $     108,957
                                                                                =============        =============

           Income taxes                                                                   ---                  ---
                                                                                =============        =============

Supplemental Schedule of Non-cash Investing and Financing Activities:

     For the period ended June 30, 2003 we accrued dividends on preferred stock of $200,000.

     For the period ended June 30, 2002:

         o We issued 13,793,103 shares of common stock to our preferred stockholders as a payment for preferred stock dividends payable totaling $200,000.

         o We accrued dividends on preferred stock of $200,000 and $28,302 of accretion on preferred stock.

         o   We acquired $23,627 of equipment through term financing.



                 The accompanying notes are an integral part of these consolidated financial statements.

                                                            8

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         We have prepared the accompanying consolidated financial statements without an audit. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position as of June 30, 2003, results of operations for the three and six month ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003, and 2002 have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in our December 31, 2002 Annual Report on Form 10-K. The results of operations for the period ended June 30, 2003, are not necessarily indicative of the operating results for the full year.

         Summary of Disputes - Four outstanding complaints have been filed against us. One filed by Geneva Rock Products, Inc., one filed by Oriental New Investments, Ltd., one filed by S & L Industrial, and one filed by GATX Financial Corporation. The first two of the foregoing actions were described in detail in our Annual Report on Form 10-K for the year ending December 31, 2002. The S & L Industrial and the GATX Financial Corporation actions are discussed in more detail in Part II.
         Item 1. Legal Proceedings of this report.

         Organization - Crown Energy Corporation ("CEC") and its wholly-owned subsidiary, Crown Asphalt Products Company ("CAPCO"), and Crown Distribution, an entity in which CAPCO and CEC now own all interests (collectively referred to as the "Company"), are engaged in the production, manufacturing, distribution and selling of asphalt products. Crown Distribution owns a majority interest in Cowboy Asphalt Terminal, L.L.C. ("CAT, LLC"). CAT, LLC is a joint venture formed on September 16, 1998, between CAPCO and Foreland Asphalt Corporation ("Foreland"), which owns an asphalt terminal and storage facility. Crown Distribution owns 66.67% and Foreland owns 33.33% of CAT, LLC.

         Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly or majority-owned subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

         Stock-Based Compensation - The Company accounts for stock options granted to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost is recognized in the financial statements when options granted under those plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The Company granted no options during the periods ending June 30, 2003 and 2002.

         Going Concern - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2002, the Company had a working capital deficit, an accumulated deficit and has had substantial recurring losses. The consolidated operations of the Company have not had sustained profitability and the Company has relied upon debt financing to satisfy its obligations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS


         The Company's ability to continue as a going concern is subject to the attainment of profitable operations or obtaining necessary funding from outside sources to fund its cash flow requirements to purchase inventory. Management is attempting to secure financing for inventory purchases with inventory suppliers or other financing institutions. There can be no assurance that the Company will be successful in its attempts to obtain financing for its inventory purchases. In addition, management is continuing its plans to reduce overhead and other costs. Management is also considering consolidation of manufacturing facilities to maximize operating efficiency and margins on product sales. However, there can be no assurance that management will be successful in these efforts.

NOTE 2 - LONG-TERM DEBT

         During the period we entered into a financing arrangement with GE Capital for $400,000 to finance an expansion of the emulsion facility at our Rawlins facility to increase production capacity. The loan bears interest at 8.77% is payable in equal monthly installments over 5 years, matures in June 2008 and is secured by property and equipment.

NOTE 3 - CAPITAL TRANSACTIONS

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

         As of December 31, 2002, and June 30, 2003, there were dividends payable to the holder of the Series A Preferred Stock of $1.0 million and $1.2 million, respectively, that may, at the election of the holder, be taken in cash or common stock. At the market price of $0.015 per share as of June 30, 2003, 80.0 million shares of common stock would have to be issued to satisfy the dividend payable. The Series A Preferred Stock is convertible to 4,285,000 shares of common stock, if so elected by the holder of the Series A Preferred Stock.

         We currently have an authorized capital of 50.0 million shares of common stock, of which approximately 26.5 million shares are issued and outstanding and approximately 3.1 million shares are reserved for issuance on the exercise of outstanding options and warrants, for a total of approximately 29.6 million shares, excluding the shares issuable on conversion of the Series A Preferred Stock, the payment of accrued dividends thereon, and exercise of the warrant. Therefore, there are only approximately 20.4 million shares available for issuance and we could not satisfy our current obligations under the Series A Preferred Stock on conversion or the payment of dividends or on exercise of the warrant. We have not undertaken to renegotiate with the Mealey Family Limited Partnership any of the terms of the Series A Preferred Stock or the warrant, do not know whether we will attempt to do so, and have not analyzed our obligations or responsibilities if the Mealey Family Limited Partnership would elect to convert the Series A Preferred Stock, demand payment of the dividends in common stock, or exercise the warrant.

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS


NOTE 4 - PROFIT/ LOSS PER SHARE

         The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three - and six month periods ended June 30, 2003 and June 30, 2002:

                                      Six Months            Six Months             Three Months           Three Months
                                         2003                  2002                   2003                    2002
                               --------------------     ------------------      ------------------    -------------------
                                               Per                   Per                     Per                    Per
                                   Loss       Share      Profit      Share       Profit      Share      Profit      Share
                               -----------   ------     --------     -----      --------     -----    ----------    -----
Net Profit (Loss)               ($835,220)              $780,078                $197,330              $3,008,861

Redeemable preferred
   stock dividends and
   accretion                     (200,000)              (228,302)               (100,000)               (100,000)

Add back stock
   dividends and accretion           ----                 228,302                100,000                 100,000
                              -----------    ------     --------     -----      --------     -----    ----------    -----
Net profit (loss)
   attributable to
   common stockholders        ($1,035,220)   ($0.04)    $780,078     $0.01      $197,330     $0.00    $3,008,861    $0.04

Weighted average
   common shares
   outstanding -
   basic and diluted           26,482,388             77,217,590              84,821,442              81,713,684

         We had at June 30, 2003, and December 31, 2002, incremental options and warrants to purchase, 3,988,919 shares and 3,163,148 shares of common stock, respectively, that were not included in the computation of diluted earnings (loss) per share because their effect was anti-dilutive. We also had preferred stock outstanding at June 30, 2003, and June 30, 2002, which is convertible into approximately 4,285,000 shares of common stock that was not included in the computation of diluted loss per share as its effect was anti-dilutive. Accordingly, diluted loss per share does not differ from basic loss. As of June 30, 2003, there were preferred stock dividends payable in the amount of $1,200,000. Pursuant to the designations and preferences of the preferred stock, the foregoing dividends could be satisfied, at the option of the holder, by the issuance of shares of the Company's common stock in lieu of cash payments at the "fair market value" of the common stock as defined in the designations and preferences. At the market price of $0.015 per share as of June 30, 2003, 80.0 million shares of common stock would have to be issued to satisfy the dividend payable.

NOTE 5 - BAD DEBT RECOVERY ON ACCOUNTS PREVIOUSLY ALLOWED FOR

         During the three months ended June 30, 2003 the Company collected on significant receivables it had provided an allowance for in a prior year in the amount of $323,524. The Company has recognized this collection through operations as a bad debt recovery.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS

         instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. Management is currently evaluating the effect of the adoption of SFAS No. 149.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance may have been accounted for as equity, must now be accounted for as liabilities (or an asset in some circumstances). The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. This Statement is effective for all such financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 was adopted in the quarter ended June 30, 2003 and did not have a material impact on results of operations or financial position.

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

         Forward-looking statements are subject to known and unknown risks, uncertainties and other factors, including, but not limited to changes in economic conditions generally or with respect to our asphalt products market in particular, new or increased governmental regulation, increased competition, shortages in labor or materials, delays or other difficulties in shipping or transporting, the risk of loss of certain operating assets serving as collateral to secure financing, and other similar risks inherent in our operations or in business operations generally. Any such risks or uncertainties, either alone or in combination with other factors, may cause our actual results, performance or achievements to differ materially from our anticipated future results, performance or achievements (which may be expressed or implied by such forward-looking statements). Consequently, the following management's discussion and analysis, including all forward-looking statements contained therein, is qualified and limited by the foregoing cautionary factors. Interested persons are advised to consider all forward-looking statements within the context of such cautionary factors.

Liquidity and Capital Resources

         At June 30, 2003, we had cash and other current assets of $5.3 million, as compared to cash and other current assets of $4.0 million at December 31, 2002. The increase of approximately $1.3 million was generally due to an increase in accounts receivable and inventory which is offset by a corresponding increase in accounts payable and a decrease in cash used in operations.

         Our business requires a large amount of working capital to purchase and store inventory and for accounts receivable and general operations. We do not have adequate working capital to operate our business currently and must rely on outside third-party sources to finance that requirement. We have not had outside working capital financing since 1999 and, to date, we have been unable to obtain adequate financing on acceptable terms, and cannot assure that we will be able to. We continue to explore avenues to obtain working capital financing, including supplier financing, through-put arrangements, structured supply arrangements and joint ventures with industry participants, facility leasing and conventional financing from commercial sources. Given our financial condition, generally, outside working capital funding requires significant equity and personal guarantees, that our officers and directors are unwilling to provide for our benefit as a publicly-held company. We do not believe that working capital financing will be available because of our poor operating history and our corporate structure as a public company. Failure to obtain the necessary working capital financing will likely continue to have a significant negative impact on our future operations and may make it unable for us to continue as a going concern.

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

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

         As of June 30, 2003, we had a working capital deficit of approximately $0.9 million, an accumulated deficit of $4.3 million, and stockholders' equity attributable to the common stock of $99,115. Our auditor's report on our financial statements for the year ended December 31, 2002, as for prior years, contained an explanatory paragraph about our ability to continue as a going concern. We continue to suffer from shortages of working capital needed to optimize operating economies. Further, our operating history and the prevailing current conditions in the investment markets generally have made it difficult to obtain outside equity capital. Given our financial condition, generally, outside working capital funding requires significant equity and personal guarantees that our officers and directors are unwilling to provide for our benefit as a publicly-held company. The market price for our common stock has ranged from a low of $0.010 to a high of $0.025 during 2003, closing on June 30, 2003, at $0.015 per share. The accounting and legal costs required to meet regulatory and stockholder requirements associated with being a publicly held company subject to the periodic reporting, proxy and other requirements under the Securities Exchange Act along with the increased cost of insurance and other burdens have become prohibitive and threaten the Company's survival. The enactment of the Sarbanes-Oxley Act of 2002 and the adoption of related regulations have increased the costs of compliance. These new laws and regulations have also made it more difficult for us to attract qualified persons as directors.

         In view of the foregoing, in March 2003, our board of directors, which includes affiliates of our principal stockholders, authorized management to investigate available alternatives for a so-called "going private" transaction, with the effect that we would become privately held by our current principal stockholders, subject to satisfying various regulatory requirements. This investigation included a review of available alternatives and their related legal, financial, regulatory and related considerations. After careful consideration of all the alternatives, the Board of Directors believes it is in the best interest of the Company and its stockholders to become privately held by its principal stockholders through a reverse stock split. Management is seeking a third-party valuation of our Company and the interests of our minority stockholders from a financial point of view. We continue to anticipate that a proxy statement will be prepared to outline the terms of the reverse split and will be forwarded to the shareholders in the near future.

         We continue to consider other asphalt-related business opportunities to complement our existing asphalt distribution capabilities. However, we anticipate that many opportunities may require additional capital, and we cannot assure that we can obtain additional capital required to finance such opportunities on acceptable terms and conditions.

         The consolidated operations of the Company have not sustained profitability and the Company has relied on debt financing to satisfy its obligations. The Company's ability to continue as a going concern is subject to the attainment of profitable operations or obtaining necessary funding from outside sources to fund its cash flow requirements to purchase inventory. Management is attempting to secure financing for inventory purchases with inventory suppliers or other financing institutions. There can be no assurance that the Company will be successful in its attempts to obtain financing for its inventory purchases. In addition, Management is continuing its plans to reduce overhead and other costs, and continues to evaluate the manufacturing facilities to maximize operating efficiency and margins on product sales. However, there can be no assurance that Management will be successful in these efforts.


Accounting Policies

         Inventory consists principally of refined products and chemical supplies, which are valued at the lower of cost (computed on a first in, first out basis) or market.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

         Revenue recognition for sales of product is recognized when a contract is executed or a valid purchase order has been received, product has been shipped, the selling price is fixed or determinable, and collectibility is reasonably assured.

         Property, plant and equipment are recorded at cost and are depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight-line method for financial reporting purposes. The estimated useful lives of property, plant and equipment are as follows:

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

Results of Operations

     For the three month period ending June 30, 2003, compared to the three month period ending June 30, 2002
     -----------------------------------------------------------------------

         Total revenue increased from $6,184,136 for the three-month period ended June 30, 2002, to $6,241,935 for the three-month period ended June 30, 2003, an increase of $57,799. Cost of sales increased from $5,685,865 for the same period in 2002 to $5,942,807 for the same period in 2003, an increase of $256,942. The increase in revenues was primarily the result of an increase in sales volume of approximately 2,675 tons offset partially by the reduced average selling price per ton in the three month period. The increase in cost of sales in the 2003 interim period is primarily the result of increased base stock costs for the volume of sales offset by a reduction of operating expenses at the facilities for the same period.

         General and administrative expenses decreased from $654,438 for the three-month period ended June 30, 2002, to $402,589 for the three-month period ended June 30, 2003, a decrease of $251,849. This decrease is primarily due to decreased rent expense for our administrative offices and a reduction in salaries and wages.

         Net other income/expenses decreased from income of $2,305,147 for the three-month period ended June 30, 2002, to an expense of $22,733 for the three-month period ended June 30, 2003, a decrease of $2,327,880. This decrease is primarily due to a non-recurring gain on the divestiture of affiliate in Crown Asphalt Ridge through a settlement with MCNIC Pipeline and Processing Company ("MCNIC") which was included in our financial results for the three-month period ended June 30, 2002.

         Minority interest of $13,950 represents Foreland's approximate 33% interest in the loss of CAT, LLC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

     For the six month period ended June 30, 2003, compared to the six-month period ended June 30, 2002
     -----------------------------------------------------------------------

         Total revenue decreased from $6,652,457 for the period ended June 30, 2002 to $6,356,642 for the period ended June 30, 2003, a decrease of $295,815. Cost of sales also decreased from $6,998,165 for the period ended June 30, 2002, to $6,716,257 for the period ended June 30, 2003, a decrease of $281,908. The decrease in revenues was primarily due to a reduction in sales revenue per ton of approximately $9.35. The increase in cost of sales is primarily the result of higher asphalt costs per ton, due from our lack of working capital and in-ability to purchase in the early season when costs are typically lower.

         General and administrative expenses decreased from $1,277,340 for the period ended June 30, 2002 to $738,911 for the period ended June 30, 2003, a decrease of $538,429. This decrease is primarily due to decreased legal expenses, rent expense on the administrative offices and labor efficiencies. $323,524 of bad debt recovery was recorded as described in Note 5 to the financial statements included in Item I of Part I of this report.

         Net other income/expenses decreased from an income of $1,534,878 for the period ended June 30, 2002 to expense of $87,640 for the period ended June 30, 2003, an expense increase of $1,622,518. The 2002 total was comprised of $1,319,756 interest related to the Company's credit facility and the Preferential Capital Contribution for its asphalt distribution business. This amount was offset by a non-recurring a gain on the divestiture of the Crown Ridge interest to MCNIC of $2,998,176 which was included in period ended June 30, 2002. Neither of these items reoccurred in the period ended June 30, 2003. Interest income and other income of $45,373 was recorded during this period in 2003.

         Minority interest of $27,422 represents Foreland's approximate 33% interest in the loss of CAT, LLC.



                      ITEM 3. QUANTITATIVE AND QUALITATIVE

                          DISCLOSURES ABOUT MARKET RISK


         We do not engage in transactions involving market risk sensitive instruments intended to reduce our exposure to interest rate risks, foreign currency exchange rate risks, commodity price risks or similar risks, and therefore we do not believe we are subject to material market risks resulting from such market rate sensitive instruments. However, we are subject to general market fluctuations related to the purchase of base stock asphalt and may suffer reduced operating margins to the extent our increased costs cannot be passed through to our customers. Such prices generally fluctuate with the price of crude oil.

         We are also subject to certain price escalation and de-escalation clauses in our asphalt distribution sales contracts. We supply asphalt to projects in certain states where regulations provide for escalation and de-escalation of the price for such asphalt relative to the price difference from the time the project is awarded to the successful bidding company and the time the project is completed. We factor such de-escalation risk into our bid prices and do not believe we have material exposure to risk resulting from these regulations.

                         ITEM 4. CONTROLS AND PROCEDURES


         (a) Evaluation of disclosure controls and procedures:

         Based on their evaluations as of the filing date of this report, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

         (b) Changes in internal controls:

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION


                            ITEM 1. LEGAL PROCEEDINGS


         On April 9, 2003, S & L Industrial filed legal action against us in the Fifth Judicial District of Big Horn County, Wyoming. The action was removed to the United States District Court for Wyoming on May 20, 2003. In the action, S & L seeks to recover amounts that we offset against the purchase price of the Rawlins, Wyoming facility in 1999 for items that were warranted by S & L pursuant to the terms of the asset purchase agreement. S & L disputes our right to offset such amounts and is seeking payment of $90,000, plus interest in the amount of $45,705.38 accrued to March 24th, 2003, plus any other interest and principal accrued to date via the legal action. On June 16, 2003, we answered S & L's claim and asserted a counterclaim in the amount of $230,000 plus other accruing costs, and we intend to vigorously contest S & L's claims. This legal dispute is in its early stages and there can be no assurance that we will ultimately prevail or what the outcome will be.

         On May 22, 2003, GATX Financial Corporation filed a complaint against us in the Third Judicial District Court of Salt Lake County, Utah. In the complaint, GATX seeks to recover damages in the amount of $285,148.79, plus further damages continuing to accrue, and interest for railcar rent and railcar cleaning. On June 19, 2003, we answered GATX's complaint and made a counterclaim for damages in the amount of $63,442.17, all interest on all sums awarded and reasonable attorney fees and costs. We intend to vigorously contest its claims. This legal dispute is in its early stages and there can be no assurance that we will ultimately prevail or what the outcome will be.


                ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.


                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         As of June 30, 2003, there were arrearages in the amount of $1,200,000 on dividends on our preferred stock. Pursuant to the designations and preferences of the preferred stock, the foregoing arrearages could be satisfied, at the option of the holder, by the issuance of shares of our common stock in lieu of cash payments at the "fair market value" of the common stock as defined in the designations and preferences. As of June 30, 2003, approximately 80.0 million shares of common stock would have been issuable at the then "fair market value" in satisfaction of the preferred stock dividend arrearages, which exceeds the number of shares of common stock currently authorized to be issued by the Company.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                            ITEM 5. OTHER INFORMATION

         None.

                     ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

         (a) Exhibits: The following exhibits are included as part of this report:

              SEC
 Exhibit   Reference
 Number      Number            Title of Document                     Location
--------------------------------------------------------------------------------
  31.01        31     Certification of Chief Executive Officer      This filing
                      Pursuant to Rule 13a-14
--------------------------------------------------------------------------------
  31.02        31     Certification of Chief Financial Officer      This filing
                      Pursuant to Rule 13a-14
--------------------------------------------------------------------------------
  32.01        32     Certification Pursuant to 18 U.S.C.           This filing
                      Section 1350, as Adopted Pursuant to
                      Section 906 of the Sarbanes-Oxley Act
                      of 2002 (Chief Executive Officer)
--------------------------------------------------------------------------------
  32.02        32     Certification Pursuant to 18 U.S.C.           This filing
                      Section 1350, as Adopted Pursuant to
                      Section 906 of the Sarbanes-Oxley Act
                      of 2002 (Chief Financial Officer)

         (b) Reports on Form 8-K: We did not file any reports on Form 8-K for the quarter ended June 30, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CROWN ENERGY CORPORATION
                                          (Registrant)



Date: August 19, 2003                     By: /s/ Jay Mealey
                                             -----------------------------------
                                             Jay Mealey, Chief Executive Officer


Date: August 19, 2003                     By: /s/ Alan Parker
                                             -----------------------------------
                                             Alan Parker, Controller