Form 10-Q
period 2003-09-30
CROWN ENERGY CORP
filed 2003-11-19
CIK 876528

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2003

                         Commission file number 0-19365

                            CROWN ENERGY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Utah                                       87-0368981
---------------------------------           ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

                 1710 West 2600 South, Woods Cross, Utah, 84087
               -------------------------------------------------
               (Address of principal executive offices, zip code)

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

         There were 26,482,388 shares of $0.02 par value common stock outstanding as of September 30, 2003.

                            CROWN ENERGY CORPORATION

                                      INDEX

                                                                         PAGE(S)

PART I.  Financial Information

         ITEM 1. Financial Statements

         Condensed Consolidated Balance Sheets at September 30,
           2003 (unaudited) and December 31, 2002                          3

         Condensed Consolidated Statement of Operations for the
           Three Months ended September 30, 2003 and 2002
           (unaudited) and the Nine Months ended September 30, 2003
           and 2002 (unaudited)                                            5

         Condensed Consolidated Statement of Cash Flows for the
           Nine Months ended September 30, 2003 and 2002 (unaudited)       7

         Notes to Unaudited Condensed Consolidated Financial Statements    9


         ITEM 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      14

         ITEM 3. Quantitative and Qualitative Disclosures about
                 Market Risk                                              18

         ITEM 4. Controls and Procedures                                  19


PART II. Other Information

         ITEM 1. Legal Proceedings                                        20

         ITEM 2. Changes in Securities and Use of Proceeds                20

         ITEM 3. Defaults upon Senior Securities                          20

         ITEM 4. Submission of Matters to a Vote of Security Holders      20

         ITEM 5. Other Information                                        20

         ITEM 6. Exhibits and Report on Form 8-K                          21


Signatures                                                                22

Certifications                                                            23

                                         PART I - FINANCIAL INFORMATION

                                          ITEM 1. FINANCIAL STATEMENTS

                                            CROWN ENERGY CORPORATION

                                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     ASSETS


                                                                              September 30, 2003       December 31,
                                                                                  [unaudited]              2002
                                                                              ------------------       ------------
CURRENT ASSETS:
     Cash and cash equivalents                                                    $ 1,104,680          $ 2,723,068
     Accounts receivable, net of allowance for uncollectible
        accounts of $325,763 and $175,927 respectively                              3,311,550              539,214
     Inventory                                                                      1,365,250              604,106
     Prepaid and other current assets                                                 143,027              143,977
                                                                                  -----------          -----------

          Total Current Assets                                                      5,924,507            4,010,365

PROPERTY PLANT, AND EQUIPMENT, Net                                                  8,873,220            8,949,032

OTHER INTANGIBLE ASSETS, Net                                                                -               25,000

OTHER ASSETS                                                                          207,527              290,399
                                                                                  -----------          -----------

TOTAL                                                                             $15,005,254          $13,274,796
                                                                                  ===========         ============


                 The accompanying notes are an integral part of these consolidated financial statements.

                            CROWN ENERGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                              September 30, 2003       December 31,
                                                                                  [unaudited]              2002
                                                                              ------------------       ------------
CURRENT LIABILITIES
     Accounts payable                                                             $ 4,366,847          $ 2,349,242
     Preferred stock dividends payable                                              1,300,000            1,000,000
     Accrued expenses                                                                 237,521              192,878
     Accrued interest                                                                 300,298              224,508
     Long-term debt - current portion                                                 451,244              423,585
                                                                                  -----------          -----------

     Total current liabilities                                                      6,655,910            4,190,213

Long-term debt                                                                      2,485,151            2,442,673
Redeemable preferred stock                                                          5,000,000            5,000,000
                                                                                  -----------          -----------

    Total liabilities                                                              14,141,061           11,632,886

MINORITY INTEREST IN CONSOLIDATED JOINT VENTURES                                      529,426              507,575

STOCKHOLDERS EQUITY:
    Stockholders' equity:
       Common Stock $0.02 par value 50,000,000 shares
         authorized 26,482,388 shares outstanding for
         each period                                                                  529,647              529,647
       Additional paid in Capital                                                   3,619,417            3,919,417
       Stock warrants                                                                 186,256              186,256
       Accumulated deficit                                                         (4,000,553)          (3,500,985)
                                                                                  -----------          -----------
             Stockholders' equity                                                     334,767            1,134,335
                                                                                  -----------          -----------

TOTAL                                                                             $15,005,254          $13,274,796
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

                                                        4

                                            CROWN ENERGY CORPORATION
                                                   [Unaudited]
                                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                      For the Three Months Ended
                                                                                            September 30,
                                                                                   -------------------------------
                                                                                      2003                 2002
                                                                                   ----------           ----------
SALES, Net of demerits                                                             $9,318,111           $9,015,384

COST OF SALES                                                                       8,549,195            7,741,964
                                                                                   ----------           ----------

GROSS PROFIT                                                                          768,916            1,273,420

GENERAL AND ADMINISTRATIVE EXPENSES                                                  (374,990)            (750,151)
Bad debt recovery on accounts previously allowed for                                       --              548,785
                                                                                   ----------           ----------

INCOME FROM OPERATIONS                                                                393,926            1,072,054
                                                                                   ----------           ----------
OTHER INCOME (EXPENSES):
   Interest income and other income                                                       463                5,311
   Interest expense                                                                   (70,727)            (747,558)
   Gain/ (Loss) on Disposition of assets                                                    -              (25,513)
                                                                                   ----------           ----------

        Total other income (expense), net                                             (70,264)             767,760
                                                                                   ----------           ----------
INCOME BEFORE INCOME TAXES
   AND MINORITY INTERESTS                                                             323,662              304,294
                                                                                    ---------            ---------


DEFERRED INCOME TAX BENEFIT                                                                --                   --

MINORITY INTEREST IN EARNINGS OF
   CONSOLIDATED JOINT VENTURE                                                          11,990                9,167
                                                                                   ----------           ----------

NET INCOME                                                                         $  335,652           $  313,461
                                                                                   ----------           ----------

NET INCOME PER COMMON SHARE:
   Basic and diluted                                                                $    0.01           $     0.01
                                                                                    =========           ==========


                 The accompanying notes are an integral part of these consolidated financial statements.

                                                        5

                                     CROWN ENERGY CORPORATION
                                           [Unaudited]
                          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                     For the Nine Months Ended
                                                                                            September 30,
                                                                                  --------------------------------
                                                                                     2003                 2002
                                                                                  -----------          -----------
SALES, Net of demerits                                                            $15,674,753          $15,667,841

COST OF SALES                                                                      15,265,452           14,740,129
                                                                                  -----------          -----------

GROSS PROFIT                                                                          409,301              927,712

GENERAL AND ADMINISTRATIVE EXPENSES                                                (1,113,901)          (2,027,491)
    Bad debt recovery on accounts previously allowed for                              323,524            1,396,531
                                                                                  -----------          -----------

INCOME (LOSS) FROM OPERATIONS                                                        (381,076)             296,752
                                                                                  -----------          -----------

OTHER INCOME (EXPENSES):
   Interest income and other income                                                    45,836                8,845
   Interest expense                                                                  (203,740)          (2,214,390)
   Gain/ (Loss) on Disposition of assets                                                    -              (25,513)
   Gain on Divestiture of Affiliate                                                         -            2,998,176
                                                                                  -----------          -----------

        Total other income (expense), net                                            (157,904)             767,118
                                                                                  -----------          -----------

(LOSS) INCOME BEFORE INCOME TAXES
   AND MINORITY INTERESTS                                                            (538,980)           1,063,870
                                                                                  -----------          -----------

DEFERRED INCOME TAX BENEFIT                                                                --                   --

MINORITY INTEREST IN EARNINGS OF
   CONSOLIDATED JOINT VENTURE                                                          39,412               29,669
                                                                                  -----------          -----------

NET INCOME (LOSS)                                                                 $  (499,568)         $ 1,093,539
                                                                                  -----------          -----------

NET (LOSS) INCOME PER COMMON SHARE:
   Basic and diluted                                                              $     (0.03)         $      0.04
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

                                                        6

                                    CROWN ENERGY CORPORATION
                                           [Unaudited]
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   For the Nine Months Ended
                                                                                         September 30,
                                                                                  ----------------------------
                                                                                     2003              2002
                                                                                  -----------      -----------
Cash flows from operating activities:

  Net income (loss)                                                               $  (499,568)     $ 1,093,539

  Adjustments to reconcile net income (loss) to net cash used by operating activities:
      Amortization, depreciation and depletion                                        537,112          584,501
      Recovery of doubtful accounts receivable                                       (323,524)      (1,049,362)
      Gain on divestiture of affiliate                                                      -       (2,998,176)
      Loss on disposal of assets                                                                        25,713
      Minority interest                                                               (39,412)         (29,669)
      Change in assets and liabilities:
        Accounts receivable                                                        (2,448,812)      (2,427,097)
        Inventory                                                                    (761,144)         145,212
        Prepaid and other assets                                                       83,822         (315,208)
        Deposits on settlement option                                                       -         (500,000)
        Accounts payable                                                            2,017,605        2,741,230
        Accrued expenses and interest                                                 120,433        1,998,075
                                                                                  -----------      -----------
            Total adjustments                                                        (813,920)      (1,824,781)
                                                                                  -----------      -----------

            Net cash used in operating activities                                  (1,313,488)        (731,242)
                                                                                  -----------      -----------

Cash flows used in investing activities:

  Purchase of property and equipment                                                 (436,300)        (577,673)
                                                                                  -----------      -----------

Cash flows from financing activities:

  Capital contributions from partners                                                  61,263           54,456
  Proceeds from borrowings of long term debt                                          400,000               --
  Payments on long-term debt                                                         (329,863)        (266,768)
                                                                                  -----------      -----------

            Net cash provided by (used in) financing activities                       131,400         (212,312)
                                                                                  -----------      -----------


                 The accompanying notes are an integral part of these consolidated financial statements.

                                    CROWN ENERGY CORPORATION
                                           [Unaudited]
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           [Continued]


                                                                                    For the Nine Months Ended
                                                                                          September 30,
                                                                                  ----------------------------
                                                                                     2003              2002
                                                                                  -----------      -----------

            Net Decrease in Cash:                                                  (1,618,388)      (1,521,227)

Cash at Beginning of Period                                                       $ 2,723,068      $ 2,652,858
                                                                                  ===========      ===========

Cash at End of Period                                                             $ 1,104,680      $ 1,131,631
                                                                                  ===========      ===========


Supplemental Disclosure of Cash Flow Information
  Cash paid during the period:
    Interest                                                                      $   136,081      $    49,399
                                                                                  ===========      ===========

    Income taxes                                                                  $        --      $        --
                                                                                  ===========      ===========

Supplemental Schedule of Non-cash Investing and Financing Activities:

  For the period ended September 30, 2003 we accrued dividends on preferred stock of $300,000.

  For the period ended September 30, 2002:

     *    We issued 13,793,103 shares of common stock to our preferred stockholders as a payment for preferred stock dividends payable totaling $200,000.

     *    We accrued dividends on preferred stock of $300,000 and $28,302 of accretion on preferred stock.

     *    We acquired $23,627 of equipment through term financing.


        The accompanying notes are an integral part of these consolidated financial statements.

                                                  8

                            CROWN ENERGY CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     We have prepared the accompanying consolidated financial statements without an audit. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position as of September 30, 2003, results of operations for the three and nine months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003, and 2002 have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in our December 31, 2002 Annual Report on Form 10-K. The results of operations for the period ended September 30, 2003, are not necessarily indicative of the operating results for the full year.

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

     Impairment of Long-Lived Assets - The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life in measuring whether the assets are recoverable

     Stock-Based Compensation - The Company accounts for stock options granted to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost is recognized in the financial statements when options granted under those plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The Company granted no options during the periods ending September 30, 2003 and 2002.

                            CROWN ENERGY CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                        FINANCIAL STATEMENTS [Continued]


     Going Concern - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2003, the Company had a working capital deficit, an accumulated deficit and has had substantial recurring losses. The consolidated operations of the Company have not had sustained profitability and the Company has relied upon debt financing to satisfy its obligations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

NOTE 2 - LONG-TERM DEBT

     During 2003 we entered into a financing arrangement with GE Capital for $400,000 to finance an expansion of the emulsion facility at our Rawlins facility to increase production capacity. The loan bears interest at 8.77% is payable in equal monthly installments over 5 years, matures in June 2008 and is secured by property and equipment.

NOTE 3 - CAPITAL TRANSACTIONS

     Preferred Stock and Related Warrant - In September 1997, we sold to an unrelated third party for $5.0 million in cash 500,000 shares of $10
     Series A Cumulative Convertible Preferred Stock and a warrant to purchase 925,771 shares of common stock at $0.002 per share. In February 2002, the Series A Preferred Stock, the warrant, and all associated rights were purchased from the original holder by Manhattan Goose, LLC, which was then owned 32.5% by Jay Mealey, our Chief Executive Officer, President and a director, and 67.5% by other directors and unrelated parties. During 2002, we paid accrued dividends on the Series A Preferred Stock of $400,000 in cash and $200,000 in 13,793,103 shares of common stock, or at $0.0145 per share, the approximate market price on the date of payment. In November 2002, Jay Mealey acquired the other 67.5% membership interests in Manhattan Goose and simultaneously conveyed all membership interests to the Mealey Family Limited Partnership, which is the current holder of the Series A Preferred Stock, the warrant, all associated rights, and accrued dividends. Mr. Mealey owns 48.5% of the Mealey Family Limited Partnership and is its general partner and his immediate family is its beneficiary.

     As of December 31, 2002, and September 30, 2003, there were dividends payable to the holder of the Series A Preferred Stock of $1.0 million and $1.3 million, respectively. Future dividends of 8% per annum may, at the election of the holder, be taken in cash or common stock. At the market price of $0.01 per share as of September 30, 2003, 130.0 million shares of common stock would have to be issued to satisfy the dividend payable. The Series A Preferred Stock is convertible to 4,285,000 shares of common stock, if so elected by the holder of the Series A Preferred Stock.

                            CROWN ENERGY CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                        FINANCIAL STATEMENTS [Continued]


     We currently have an authorized capital of 50.0 million shares of common stock, of which approximately 26.5 million shares are issued and outstanding and approximately 3.1 million shares are reserved for issuance on the exercise of outstanding options and warrants, for a total of approximately 29.6 million shares, excluding the shares issuable on conversion of the Series A Preferred Stock, the payment in common stock of dividends that may accrue in the future thereon, and exercise of the warrant. Therefore, there are only approximately 20.4 million shares available for issuance, and we could not satisfy all of our current obligations under the Series A Preferred Stock on conversion or the payment of dividends or on exercise of the warrant. We have not undertaken to renegotiate with the Mealey Family Limited Partnership any of the terms of the Series A Preferred Stock or the warrant, do not know whether we will attempt to do so, and have not analyzed our obligations or responsibilities if the Mealey Family Limited Partnership would elect to convert the Series A Preferred Stock, demand payment of the dividends in common stock, or exercise the warrant.

NOTE 4 - PROFIT/ LOSS PER SHARE

     The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three - and nine month periods ended September 30, 2003 and September 30, 2002:

                                       Nine Months          Nine Months          Three Months         Three Months
                                          2003                  2002                 2003                 2002
                                   -------------------  --------------------- --------------------  --------------------
                                    Loss    Per Share    Profit    Per Share   Profit   Per Share    Profit   Per Share
                                    ----    ---------    ------    ---------   ------   ---------    ------   ---------
Net Profit (Loss)                ($499,568)            $1,093,539             $335,652               $313,461
Redeemable preferred
 stock dividends and
 accretion                        (300,000)              (328,302)            (100,000)              (100,000)

Add back stock dividends
 and accretion                          --                328,302              100,000                100,000
                                ----------             ----------           ----------            -----------
Net profit (loss) attributable
 to common stockholders          ($799,568)   ($0.03)  $1,093,539    $0.043   $335,652    $0.01      $313,461      $0.01

Weighted average common
 shares basic                   26,482,388             24,447,757           26,482,388             26,482,388

Weighted average common
 shares outstanding - basic
 and diluted                    26,482,388             29,658,528           31,693,159             31,693,159

                                       11

                            CROWN ENERGY CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                        FINANCIAL STATEMENTS [Continued]


     We had at September 30, 2003, and December 31, 2002, incremental options and warrants to purchase, 3,988,919 shares and 3,163,148 shares of common stock, respectively, that were not included in the computation of diluted earnings (loss) per share because their effect was anti-dilutive. We also had preferred stock outstanding at September 30, 2003, and September 30, 2002, which is convertible into approximately 4,285,000 shares of common stock that was not included in the computation of diluted loss per share as its effect was anti-dilutive. Accordingly, diluted loss per share does not differ from basic loss. As of September 30, 2003, there were preferred stock dividends payable in the amount of $1,300,000. Pursuant to the designations and preferences of the preferred stock, the holder of the preferred stock can elect to require us to pay dividends accruing in the future, by the issuance of common stock in lieu of cash payments at a price generally equivalent to the trading price for our common stock in the over-the-counter market, as detailed in the designations and preferences. The market price for our common stock was $0.01 per share as of September 30, 2003.

NOTE 5 - BAD DEBT RECOVERY ON ACCOUNTS PREVIOUSLY ALLOWED FOR

     During the three months ended September 30, 2003 the Company had no collections on significant receivables it had provided an allowance for in a prior year. During 2003 the Company has collected on significant receivables it had provided for in a prior year in the amount of $323,524. The Company has recognized this collection through operations as a bad debt recovery.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Ethics" (FIN No. 46), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. In the event a variable interest entity is identified this pronouncement may have a material impact on its financial condition or results of operations.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN No. 45). FIN No. 45 requires certain guarantees to be recorded at fair value, which is different from current practice to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, "Accounting for Contingencies". FIN No. 45 also requires the Company to make significant new disclosures about guarantees. The disclosure requirements of FIN No. 45 are effective for the Company in the first quarter of fiscal year 2003. FIN No. 45's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company's previous accounting for guarantees issued prior to the date of the initial application of FIN No. 45 will not be revised or restated to reflect the provisions of FIN No. 45. The Company does not expect the adoption of FIN No. 45 to have a material impact on its consolidated financial position, results of operations or cash flows.

                            CROWN ENERGY CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                        FINANCIAL STATEMENTS [Continued]


     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. Management is currently evaluating the effect of the adoption of SFAS No. 149.

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

     This Statement is effective for all such financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 was adopted in the quarter ended September 30, 2003 and did not have a material impact on results of operations or financial position.

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

Liquidity and Capital Resources

         At September 30, 2003, we had cash and other current assets of $5.9 million, as compared to cash and other current assets of $4.0 million at December 31, 2002. The increase of approximately $1.9 million was generally due to an increase in accounts receivable and inventory which is more than offset by a corresponding increase in accounts payable, preferred stock dividends payable and a decrease in cash used in operations.

         Our business requires a large amount of working capital to fund raw material purchases and accounts receivable. During the colder quarters ending December 31 and March 31, we require working capital to purchase raw materials when prices are typically at their annual low and store these materials until they are processed and sold during the warmer summer months when most paving occurs. As discussed below, in recent years we have not had sufficient working capital to take advantage of low raw material prices during the winter months and have, therefore, been required to fill our raw material needs in the warmer summer months when prices are typically higher. We typically generate a large majority of our sales during the warmer summer months. For example, during the preceding year we generated approximately 85% of our annual sales during the quarters ended June 30 and September 30, 2002. Therefore, during these periods we require large amounts of working capital to fund accounts receivable and general operations. We do not have adequate working capital to operate our business currently and must rely on outside third-party sources to finance that requirement. We have not had outside working capital financing since 1999 and, to date, we have been unable to obtain adequate financing on acceptable terms, and cannot assure that we will be able to. We continue to explore avenues to obtain working capital financing, including supplier financing, through-put arrangements, structured supply arrangements and joint ventures with industry participants, facility leasing and conventional financing from commercial sources. Given our financial condition, generally, outside working capital funding requires significant equity and personal guarantees, that our officers and directors are unwilling to provide for our benefit as a publicly-held company. We do not believe that working capital financing will be available because of our poor operating history and our corporate structure as a public company. Failure to obtain the necessary working capital financing will likely continue to have a significant negative impact on our future operations and may make it unable for us to continue as a going concern.

         A portion of our accounts receivable is subject to the risks and uncertainties of litigation and related collection risks. In the event that we are unable to collect our current accounts receivables, we are unable to secure the necessary working capital line of credit for our operations, our operating

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


losses and working capital deficits continue, or if we are unable to recoup our losses, we may not have sufficient capital to operate through 2003 and into 2004.

         As of September 30, 2003, we had a working capital deficit of approximately $0.7 million, an accumulated deficit of $4.0 million, and total stockholders' equity of $334,767. Due to the seasonal nature of our business as discussed above, our quarter end financial condition has typically been the best at the end of the third quarter ending September 30 when the positive effects of summer sales are most conspicuous and have not been offset by our results of operations for the last quarter when sales decline substantially but operating costs continue. We expect that our net loss of approximately $500,000 for the nine months ended September 30, 2003, will increase by year end, correspondingly increasing our accumulated deficit and reducing or eliminating our stockholders' equity.

         Our auditor's report on our financial statements for the year ended December 31, 2002, as for prior years, contained an explanatory paragraph about our ability to continue as a going concern. We continue to suffer from shortages of working capital needed to optimize operating economies. Further, our operating history and the prevailing current conditions in the investment markets generally have made it difficult to obtain outside equity capital. Given our financial condition, generally, outside working capital funding requires significant equity and personal guarantees that our officers and directors are unwilling to provide for our benefit as a publicly-held company. The market price for our common stock has ranged from a low of $0.010 to a high of $0.025 during 2003, closing on September 30, 2003, at $0.01 per share, with actual trades reported sporadically. The accounting and legal costs required to meet regulatory and stockholder requirements associated with being a publicly held company subject to the periodic reporting, proxy and other requirements under the Securities Exchange Act along with the increased cost of insurance and other burdens have become prohibitive and threaten the Company's survival. The enactment of the Sarbanes-Oxley Act of 2002 and the adoption of related regulations have increased the costs of compliance. These new laws and regulations have also made it more difficult for us to attract qualified persons as directors.

         In view of the foregoing, in March 2003, our board of directors, which includes affiliates of our principal stockholders, authorized management to investigate available alternatives for a so-called "going private" transaction, with the effect that we would become privately held by our current principal stockholders, subject to satisfying various regulatory requirements. This investigation included a review of available alternatives and their related legal, financial, regulatory and related considerations. After careful consideration of all the alternatives, the Board of Directors believes it is in the best interest of the Company and its stockholders to become privately held by its principal stockholders through a reverse stock split. Management is seeking a third-party valuation of our Company and the interests of our minority stockholders from a financial point of view. We continue to anticipate that a proxy statement will be prepared to outline the terms of the reverse split and will be forwarded to the shareholders in the near future. We recently engaged an independent firm to advise our board of directors regarding valuation considerations applicable to a possible going private transaction.

         We continue to consider other asphaltrelated business opportunities to complement our existing asphalt distribution capabilities. However, we anticipate that many opportunities may require additional capital, and we cannot assure that we can obtain additional capital required to finance such opportunities on acceptable terms and conditions.

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

Critical Accounting Policies

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

         Plant and improvements and tankage                  10-30 years
         Equipment                                               7 years
         Vehicles                                                5 years
         Computer equipment, furniture and fixtures              3 years

         The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life in measuring whether the assets are recoverable

         Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of receivables. In the normal course of business, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses that, when realized, have been within the range of management's expectations.

         The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Results of Operations

    For the three month period ending September 30, 2003, compared to the three month period ending September 30, 2002

         Total revenue increased from $9,015,384 for the three-month period ended September 30, 2002, to $9,318,111 for the three-month period ended September 30, 2003, an increase of $302,727. Cost of sales increased from $7,741,964 for the same period in 2002 to $8,549,195 for the same period in 2003, an increase of $807,231. The increase in revenues was primarily the result of an increase in sales volume of approximately 6,947 tons and an increase in the average selling price per ton of approximately $11.00 in the three-month period. The increase in cost of sales in the 2003 interim period is primarily the result of increased raw material base stock costs for the volume of sales.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


         General and administrative expenses decreased from $750,151 for the three-month period ended September 30, 2002, to $374,980 for the three-month period ended September 30, 2003, a decrease of $375,161. This decrease is primarily due to decreased rent expense for our administrative offices and a reduction in salaries and wages.

         Net other income/expenses decreased from an expense of $767,760 for the three-month period ended September 30, 2002, to an expense of $70,264 for the three-month period ended September 30, 2003, a decrease of $697,496. This decrease is primarily due to a reduction in interest expense subsequent to a settlement with MCNIC Pipeline and Processing Company ("MCNIC") which was included in our financial results for the three-month period ended September 31, 2002.

         Minority interest of $11,990 represents Foreland's approximate 33% interest in the loss of CAT, LLC.

         For the nine month period ended September 30, 2003, compared to the nine-month period ended September 30, 2002

         Total revenue increased from $15,667,841 for the period ended September 30, 2002 to $15,674,753 for the period ended September 30, 2003, an increase of $6,912. Cost of sales increased from $14,740,129 for the period ended September 30, 2002, to $15,265,452 for the period ended September 30, 2003, an increase of $525,323. The increase in revenues was primarily due to an increase in sales volume of approximately 7,061 tons offset partially by a reduction in sales revenue per ton of approximately $2.38. The increase in cost of sales during 2003 is primarily the result of increased raw material base stock costs for the increased sales volume, offset partially by a reduction in overall costs due primarily to a reduction in operating expenses of approximately $10.00/ton.

         General and administrative expenses decreased from $2,027,491 for the period ended September 30, 2002 to $1,113,901 for the period ended September 30, 2003, a decrease of $913,590. This decrease is primarily due to decreased legal expenses, rent expense on the administrative offices and labor efficiencies. Collection on a bad debt recovery in the amount of $323,524 was recorded as described in Note 5 to the financial statements included in Item I of Part I of this report.

         Net other income/expenses decreased from income of $767,118 for the period ended September 30, 2002 to an expense of $157,904 for the period ended September 30, 2003, a decrease of $925,022. The 2002 total was comprised of $1,990,571 interest related to the Company's credit facility and the Preferential Capital Contribution for its asphalt distribution business. This amount was offset by a non-recurring gain on the divestiture of the Crown Ridge interest to MCNIC of $2,998,176 which was included in period ended September 30, 2002. Neither of these items reoccurred in the period ended September 30, 2003. Interest income and other income of $45,836 were recorded during this period in 2003.

         Minority interest of $39,412 represents Foreland's approximate 33% interest in the loss of CAT, LLC.

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

         We are also subject to certain price escalation and de-escalation clauses in our asphalt distribution sales contracts. We supply asphalt to projects in certain states where regulations provide for escalation and de-escalation of the price for such asphalt relative to the price difference from the time the project is awarded to the successful bidding company and the time the project is completed. We factor such deescalation risk into our bid prices and do not believe we have material exposure to risk resulting from these regulations.

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

         On May 22, 2003, GATX Financial Corporation filed a complaint against us in the Third Judicial District Court of Salt Lake County, Utah. On June 19, 2003, we answered GATX's complaint and made a counterclaim. Terms of an agreement to settle the matter have been agreed to between the parties and formal documentation is being prepared as of the date of this Form 10Q.


               ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.


                    ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         As of September 30, 2003, there were arrearages in the amount of $1,300,000 on dividends on our preferred stock.


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                           ITEM 5. OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

         (a) Exhibits: The following exhibits are included as part of this report:

                SEC
   Exhibit    Reference
   Number      Number             Title of Document                  Location
   ------     ---------           -----------------                  --------
    31.01        31      Certification of Chief Executive Officer
                         Pursuant to Rule 13a-14                    This filing

    31.02        31      Certification of Chief Financial Officer
                         Pursuant to Rule 13a-14                    This filing

    32.01        32      Certification Pursuant to 18 U.S.C.
                         Section 1350, as Adopted Pursuant to
                         Section 906 of the Sarbanes-Oxley Act
                         of 2002 (Chief Executive Officer)          This filing

    32.02        32      Certification Pursuant to 18 U.S.C.
                         Section 1350, as Adopted Pursuant to
                         Section 906 of the Sarbanes-Oxley Act
                         of 2002 (Chief Financial Officer)          This filing

         (b) Reports on Form 8-K: We did not file any reports on Form 8-K for the quarter ended September 30, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CROWN ENERGY CORPORATION
                                          (Registrant)



Date: November 19, 2003                   By: /s/ Jay Mealey
                                             -----------------------------------
                                             Jay Mealey, Chief Executive Officer


Date: November 19, 2003                   By: /s/ Alan Parker
                                             -----------------------------------
                                             Alan Parker, Controller