Form 10-K
period 2003-12-31
CROWN ENERGY CORP
filed 2004-07-07
CIK 876528

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                            ANNUAL REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                         Commission File Number 0-19365

                            CROWN ENERGY CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Utah                                                 87-0368981
--------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                   1710 West 2600 South
                     Woods Cross, Utah                          84087
         -----------------------------------------           -----------
         (Address of principal executive offices)             (Zip Code)

                                  801-296-0166
              ----------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of last business day of the registrant's most recently completed second fiscal quarter. As of June 30, 2004, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was $264,824 using the average bid and asked prices for registrant's common stock.

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date. As of June 30, 2004, registrant had outstanding 26,482,388 shares of its common stock, par value $0.02.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

                                TABLE OF CONTENTS

Item                              Description                               Page

                                     Part I

Item 1   Business...........................................................   1
Item 2   Properties.........................................................   5
Item 3   Legal Proceedings..................................................   6
Item 4   Submission of Matters to a Vote of Security Holders................   6

                                     Part II

Item 5   Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities................   7
Item 6   Selected Financial Data............................................   8
Item 7   Management's Discussion and Analysis of Financial Condition
           and Results of Operation.........................................   9
Item 7A  Quantitative and Qualitative Disclosures about Market Risk.........  12
Item 8   Financial Statements and Supplementary Data........................  13
Item 9   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..............................  13
Item 9A  Controls and Procedures............................................  13

                                    Part III

Item 10  Directors and Executive Officers of the Registrant.................  14
Item 11  Executive Compensation.............................................  15
Item 12  Security Ownership of Certain Beneficial Owners and Management.....  17
Item 13  Certain Relationships and Related Transactions.....................  19
Item 14  Principal Accounting Fees and Services.............................  20

                                     Part IV

Item 15  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...  21
         Signatures.........................................................  25
         Certifications.....................................................  27

                                     PART I

                                ITEM 1. BUSINESS

General

         Crown Energy Corporation, headquartered in Woods Cross, Utah, manufactures and distributes asphalt paving and related products from facilities in Utah, Arizona, Nebraska and Wyoming.

         For the years ended December 31, 2003, 2002 and 2001, we reported revenues, primarily from our asphalt manufacturing and distribution operations, of approximately $17.0 million, $18.0 million and $27.0 million respectively.

         During 2003, we continued the manufacturing and distribution of liquid asphalt and attained a total sales volume of roughly 86,400 tons. Our sales volume and revenue for 2003 were constrained by the lack of working capital that limited the purchase of base asphalt and blend components for sale. Cash flow and operational costs were carefully monitored to allow for the maximization of the limited working capital available.

         In 1997, we sold to an unrelated third party for $5.0 million in cash 500,000 shares of $10 Series A Cumulative Convertible Preferred Stock and a warrant to purchase at $0.002 per share an amount equal to 8% of the shares of common stock then outstanding and reserved for issuance, or approximately 925,771 shares. In 2002, the Series A Preferred Stock, the warrant, and all associated rights were acquired by the Mealey Family Limited Partnership, which is the current holder of the Series A Preferred Stock, the warrant, all associated rights, and accrued dividends. Jay Mealey, our chief executive officer, president and a director, owns 48.5% of the Mealey Family Limited Partnership and is its general partner and his immediate family is its beneficiary.

         As of December 31, 2003, there were dividends payable to the holder of the Series A Preferred Stock of $1.5 million that may, at the election of the holder of the Series A Preferred Stock, be taken in cash or common stock. At the market price of $0.01 per share as of April 30, 2004, approximately 150 million shares of common stock would have to be issued to satisfy the dividend payable. The Series A Preferred Stock is convertible to 4,285,000 shares of common stock, if so elected by the holder of the Series A Preferred Stock.

         As of December 31, 2003, we had a working capital deficit of approximately $1.5 million, an accumulated deficit of approximately $5.0 million, and stockholders' deficit attributable to the common stock of approximately $0.53 million. Our auditor's report on our financial statements for the year ended December 31, 2003, as for prior years, contained an explanatory paragraph about our ability to continue as a going concern. During 2003 we continued to suffer from shortages of working capital needed to optimize operating economies. Further, our operating history and the prevailing current conditions in the investment markets generally have made it difficult to obtain outside equity capital. Given our financial condition, generally, outside working capital funding requires personal guarantees, and our officers and directors have been unwilling to provide such guarantees for our benefit as a publicly-held company.

         In view of our continuing inability to arrange required financing as discussed above, in March 2003, our board of directors, which includes affiliates of our principal stockholders, authorized management to investigate available alternatives for a so-called "going private" transaction, with the effect that we would become privately held by our current principal stockholders, subject to satisfying various regulatory requirements. As we investigated these possible going private alternatives, we also continued our search for financing from a variety of sources through a number of alternative arrangements.

         As a result of our efforts to obtain funding, on June 7, 2004, we entered into an agreement with an unrelated asphalt distribution firm to organize a joint venture that will be owned 51% by the other firm and 49% by us. Substantially all of our asphalt business, operations and assets will be transferred to the joint venture entity in consideration of a promissory note for $7.5 million, the payment of which will be largely contingent upon the joint venture having earnings sufficient to permit such payment, and a 49% interest in the joint venture entity. In addition, the other joint venture participant will provide the joint venture with an operating line of credit through the end of calendar year 2004, which may be extended in subsequent years at the election of our joint venture partner. In anticipation of completing this transaction the joint venture partner has advanced interim operating capital, secured by our inventory, work in progress, finished goods and accounts receivable. Formation of the joint venture is contingent on a number of factors, including approval by our stockholders (a majority of which has indicated that they intend to do so), the negotiation of definitive agreements, the completion of a review of business and financial matters and other items.


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

Our Business

         General

         We focus primarily on the performance-grade asphalt and emulsion/maintenance segments of the liquid asphalt industry. We have approximately 75,000 tons of asphalt tank storage at our facilities. Given adequate working capital availability, we prefer to purchase enough asphalt inventory from November through April to fill the storage tanks and benefit from the approximate $30 to $50 per ton price advantage relative to purchasing inventory in the summer months. We purchase the base asphalt inventory from refineries and transport it to our facilities via rail and truck. The material is unloaded and stored until needed during the asphalt-paving season.

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

Employees

         As of June 15, 2004, we had 30 full and part-time employees. None of our employees is represented by a union or other collective bargaining group. Management believes that its relations with its employees are good.

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

         We conduct our activities from the following manufacturing and distribution facilities:

               Location                        Owner/Lessee                      Company's Interest (1)
               --------                        ------------                      ----------------------
Woods Cross (Cowboy), Utah
    Office building.................... Company                           Owned,  subject  to  a  lien  for  $203,000
                                                                          note(2)
    Terminal........................... CAT, LLC                          Owned,  subject  to  a  lien  for  $469,000
                                                                          note, of which Company is  responsible  for
                                                                          67%, or $314,000(3)
    Equipment.......................... Crown Asphalt Distribution        Owned

Rawlins, Wyoming
    Terminal land...................... CAPCO                             Lease expiring 2020
    Equipment.......................... CAPCO                             Owned,  subject  to lien for  $1.5  million
                                                                          bank loan

Fredonia, Arizona...................... Crown Asphalt Distribution        Owned

Gadsby, Salt Lake City, Utah
    Terminal........................... Crown Asphalt Distribution        Lease expiring 2006
    Equipment.......................... Crown Asphalt Distribution        Lease expiring 2004

Grand Island, Nebraska.................
    Terminal........................... CAPCO                             Lease expiring 2004
    Equipment.......................... CAPCO                             Owned
-------------------

(1)  As of December 31, 2003.
(2) We also agreed to pay a former landlord $80,000 as a termination fee for a lease, and to extinguish all of our obligations with a balance of $80,000 as of December 31, 2002, due under our prior lease.
(3) We hold a 66.7% interest in CAT, LLC, a joint venture limited liability company with an unrelated party.

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

         On December 20, 2001, Oriental New Investments, Ltd. served a complaint against us, which was filed in the Third Judicial District Court, Salt Lake County, Utah. The action relates to a 1997 convertible debenture and replacement convertible debenture issued by us to Oriental. The action sought to recover $75,000 in liquidated damages, plus interest, or actual damages, and attorneys' fees and costs, for alleged breaches of the convertible debentures. While we denied any and all liability and believe that Oriental's claims are without merit, on December 8, 2003 we agreed to fully settle the matter. Pursuant to the settlement agreement we paid New Oriental $10,000 and agreed to pay and additional $ 10,000 on or before December 31, 2004and $15,000 on or before December 31, 2005.

         On April 9, 2003, S & L Industrial filed legal action against us in the Fifth Judicial District of Big Horn County, Wyoming. The action was removed to the United States District Court for Wyoming on May 20, 2003. In the action, S & L sought to recover amounts that we offset against the purchase price of the Rawlins, Wyoming facility in 1999 for items that were warranted by S & L pursuant to the terms of the asset purchase agreement. On November 19, 2003 the matter was fully settled. The Company paid S & L $30,000 and agreed to pay an additional $ 25,000 on or before December 15, 2004.

         On May 22, 2003, GATX Financial Corporation filed a complaint against us in the Third Judicial District Court of Salt Lake County, Utah. The parties have fully settled the matter and the Company has agreed to pay GATX $75,000 over a 36-month period.

         From time to time, we file litigation as a regular part of our business to seek collection of uncollected accounts receivable, plus costs and attorney's fees, as provided by or sales agreements.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to our stockholders for vote during the fourth quarter of fiscal year 2003.

                                     PART II


       ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

         Our common stock has been traded in the over-the-counter market since 1980. Our common stock was quoted under the symbol "CROE"on the Nasdaq OTC Bulletin Board prior to June 2, 2004 and thereafter on the Pink Sheets published by Pink Sheets, LLP, due to our failure to file timely our periodic reports under the Securities Exchange Act. The following table sets forth the range of high and low bid quotations of our common stock as reported by the OTC Bulletin Board or the Pink Sheets, as the case may be, for each full quarter during the two most recent fiscal years. The table represents prices between dealers, and does not include retail markups, markdowns or commissions, and may not represent actual transactions:

                                                         Low          High
                                                      ----------    ---------
        2004:
          Second Quarter (through June 15, 2004)....   $0.01         $0.02
          First Quarter.............................    0.02          0.04

        2003:
          Fourth Quarter............................    0.01          0.03
          Third Quarter.............................    0.01          0.015
          Second Quarter............................    0.01          0.02
          First Quarter.............................    0.01          0.02

        2002:
          Fourth Quarter............................    0.008         0.012
          Third Quarter.............................    0.011         0.02
          Second Quarter............................    0.02          0.055
          First Quarter.............................    0.011         0.04

We have not paid any dividends or made any other distributions on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. The terms of our Series A Preferred Stock prohibit the payment of dividends on common stock at any time that accrued dividends on the Series A Preferred Stock are unpaid. As of December 31, 2003, accrued but unpaid dividends equaled $1.5 million. We estimate that, as of March 31, 2004, we had approximately 746 stockholders.

                         ITEM 6. SELECTED FINANCIAL DATA

         The financial data included in the following table have been derived from the financial statements for the periods indicated. The financial statements as of and for the year ended December 31, 1999, were audited by Deloitte & Touche, LLP, independent public accountants. The financial statements as of and for the years ended December 31, 2000, 2001, 2002 and 2003, were audited by Tanner + Co., independent public accountants. The following financial data should be read in conjunction with the financial statements and related notes and with management's discussion and analysis of financial conditions and results of operations included elsewhere herein:

                                                                         Year Ended December 31
                                                    -----------------------------------------------------------------
                                                        2003         2002         2001         2000         1999
                                                    ------------ ------------ ------------ ------------ -------------
                                                                    (in thousands, except per share)
Net revenues......................................    $16,954      $17,965      $27,033      $22,787      $35,519
Income (loss) from continuing operations..........     (1,260)        (769)      (6,488)     (18,361)      (3,054)
Income (loss) per share
  from continuing operations......................      (0.06)       (0.05)       (0.51)       (1.39)       (0.26)
Total assets......................................     11,077       13,275       15,717       17,052       33,114
Total long-term obligations.......................      2,165        2,442       11,130       11,337       11,333
Redeemable Series A Preferred Stock...............      5,000        5,000        4,953        4,896        4,840
Cash dividends per common share                            --           --           --           --           --
Common stockholders' equity (deficit).............       (527)       1,134      (27,994)     (21,050)      (2,276)

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

Introduction

         During 2003, we continued our performance-grade asphalt paving product manufacturing and distribution segment activities. Our business is capital intensive and requires a working capital credit facility to operate efficiently. Due to prior disputes and the resulting poor financial condition of the Company, we have been unable to obtain third party working capital credit arrangements since 1999. This has imposed substantial operating constraints on us and has adversely affected our results of operations. These negative effects continue.

         Our inability to obtain a working capital line-of-credit substantially limited our ability to purchase inventory, which forced us to limit our sales volume and revenues and reduced the gross profit on sales because we were unable to purchase inventory at the more favorable prices prevailing during the colder months. On June 07, 2004, we entered into a Memorandum of Understanding with an unrelated asphalt distribution company to form a new limited liability company to purchase all of our asphalt manufacturing and distribution assets and related business. At closing of the transaction, we will own 49% of the membership interest in the new limited liability company. The new limited liability company will purchase the assets and business for $7.5 million in the form of a six-year promissory secured by the sold assets and business. As part of the transaction, the other member of the limited liability company will supply the working capital financing to enable the company to take advantage of off-season asphalt purchase to fill the storage tank capacity. This transaction is described in more detail in the Liquidity and Capital Resources Section.

         As of December 31, 2003, we had a working capital deficit of $1.5 million, an accumulated deficit of $5.0 million, and stockholders' deficit attributable to the common stock of $0.53 million. Our auditor's report on our financial statements for the year ended December 31, 2003, as for prior years, contained an explanatory paragraph about our ability to continue as a going concern. As previously reported, as we continued our search for funding our board of directors approved the investigation of alternatives for a "going-private" transaction. In order to ensure our survival and resolve our working capital problems, the board has approved the sale of all of our asphalt manufacturing and distribution assets and related business to form a joint venture to continue operations with funding provided by the other joint venture participant as discussed below.

Liquidity and Capital Resources

         At December 31, 2003, we had cash and other current assets of $2.4 million, as compared to cash and other current assets of $4.0 million at December 31, 2002. The decrease of $1.6 million was generally due to a reduction in accounts receivable and in year-end asphalt inventory levels. Our business is capital intensive and requires a working capital credit facility to operate efficiently. We have not had such a credit facility since 1999, which has resulted in lowered profitability. We plan to diminish part of our working capital constraints by structuring supply arrangements in 2004; however, there can be no guarantee we will be able to accomplish such arrangements.

         Our business requires a large amount of working capital to purchase and store inventory and for accounts receivable and general operations. We have not had adequate working capital to operate our business currently and must rely on outside third-party sources to finance that requirement. We have not had outside working capital financing since 1999. In order to resolve our working capital problems and operate the business more efficiently, we have agreed in principle to sell our asphalt manufacturing and distribution assets and related business to a new limited liability company of which we will own 49%.

         On June 7, 2004, the Company entered into an agreement with an unrelated asphalt distribution firm to organize a joint venture that will be owned 51% by the other firm and 49% by us. Substantially all of our asphalt business, operations and assets with a net book value of approximately $8.4 million will be transferred to the joint venture entity in consideration of a promissory note for $7.5 million, the payment of which will be largely contingent upon the joint venture having earnings sufficient to permit such payment assumption of debt of approximately $2.3 million, and a 49% interest in the joint venture entity. In addition, the other joint venture participant will provide the joint venture with an operating line of credit through the end of calendar year 2004, which may be extended in subsequent years at the election of our joint venture partner. In anticipation of completing this transaction the joint venture partner has advanced interim operating capital, secured by our inventory, work in progress, finished goods, and accounts receivable. Formation of the joint venture is contingent on a number of factors, including approval by our stockholders, a majority of which has indicated that they intend to do so. Our failure to complete this transaction would have a significant negative impact on our future operations and may make it unable for us to continue.

         A portion of our accounts receivable is subject to the risks and uncertainties of litigation and related collection risks. See "Item 3. Legal Proceedings." In the event that we are unable to collect our current accounts receivables, we are unable to secure the necessary working capital line-of-credit for our operations, our operating losses and working capital deficits continue, or if we are unable to recoup our losses, we may not have sufficient capital to operate through 2004.

Results of Operations

         Comparison of 2002 and 2003

         Total revenue decreased from $18.0 million for the year ended December 31, 2002, to $17.0 million for the year ended December 31, 2003, a revenue decrease of approximately $1.0 million, or 6%. This decrease was primarily due to a reduction in sales volume from 92,000 tons for the year ended December 31, 2002, to a volume of approximately 86,000 tons for the year ended December 31, 2003. This reduction of 6,000 tons was a direct result of our limited working capital to purchase inventory, which required us to limit our sales volume and revenues.

         Our gross profit decreased from approximately $467,000, or 2.6%, for 2002 to approximately $101,000, or 0.5%, for 2003. This decrease was primarily due to two factors: first, an overall decrease in the gross margin of approximately $4.00 per ton, and second, a lower sales volume at the facilities, which negated the effects of certain synergies in the fixed costs of operating the plants. The decrease in the gross margin of $4.00 per ton can be attributed to the inability to purchase enough asphalt in the winter, when prices are traditionally lower, to fill our tanks. We believe continued cost-cutting procedures will impact 2004, but the lack of an adequate working capital credit facility could offset the benefits of those cost-cutting procedures.

         General, administrative and provision for bad debt expenses increased from $1.0 million for the year ended December 31, 2002, to $1.1 million for the year ended December 31, 2003, an increase of $100,000, or approximately 0.6% of revenue. This increase was primarily the result of a non-recurring recovery of bad debt expenses in 2002 that had been written off in the year ended December 31, 2000. Cost-cutting procedures in 2003 and a reduction in administrative staff also contributed to the change.

         The loss from operations decreased from $1.4 million in 2002 to $1.1 million in 2003, a decreased loss of $300,000, or 1.7% of revenue. The decreased loss was a result of limited working capital not allowing us to take full advantage of lower winter-fill pricing and limiting the volume of asphalt that could be purchased to sell. This was partially offset by synergies in the fixed costs and improved operating costs of the plants. The inability to purchase enough winter-fill asphalt to fill our storage capacity contributed to a lower gross margin as higher priced asphalt was purchased during the warmer months at higher prices as working capital would allow.

         Total other income (expense) decreased from net income of $560,000 for the year ended December 31, 2002, to net expense of $221,000 for the year ended December 31, 2003, a decrease of $781,000. The 2002 income is comprised of a $3.0 million gain on the transfer of interest in an unconsolidated affiliate. This gain is the result of the settlement of litigation and the relinquishment of debt

         Minority interest of $49,673 represents Foreland's approximate 33% interest in the loss in CAT, LLC.

         Comparison of 2001 and 2002

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

         Total other income (expense) increased from net expenses of $6.0 million for the year ended December 31, 2001, to net income of $560,000 for the year ended December 31, 2002, an increase of $6.5 million, or approximately 36.0% of revenue. The 2002 income is comprised of a $3.0 million gain on the transfer of interest in an unconsolidated affiliate. This gain is the result of the settlement of certain litigation and relinquishment of debt.

         Minority interest of $44,000 represents Foreland's approximate 33% interest in the loss in CAT, LLC.

         Extraordinary gain on the extinguishment of debt of $30.1 million is the result of settlement of certain litigation. As a result of this settlement, we realized a gain of approximately $30.1 million, calculated as the amount by which the total of our liabilities cancelled exceeded our cost for the assets conveyed.


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


              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                        ITEM 9A. CONTROLS AND PROCEDURES

         Disclosure controls are procedures that are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the SEC, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Controller, who is our principal financial officer, in order to allow timely consideration regarding required disclosures.

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

         Based on their review and evaluation as of a date within 90 days of the filing of this Form 10-K, and subject to the inherent limitations all as described above, our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. They are not aware of any significant changes in our disclosure controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard" to significant deficiencies and material weaknesses.

                                    PART III

               ITEM 10. DIRECTORS AND EXECUTIVE OF THE REGISTRANT

Directors and Executive Officers

         Our directors are elected annually by the stockholders. Our officers serve at the pleasure of the board of directors. Our officers and directors, their ages, and their positions are set forth below:

       Name                Age                Position
       ----                ---                --------
   Jay Mealey..........    48    Chairman of the Board of Directors
                                 Chief Executive Officer, President, Treasurer
   Stephen J. Burton...    56    Secretary
   Andrew W. Buffmire..    57    Vice President Business Development, Director
   Alan L. Parker......    52    Vice President, Director
   Scott Beall.........    50    Vice President

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

Audit Committee and Audit Committee Financial Expert

         We do not have an audit committee composed entirely of independent directors; our board of directors acts as our audit committee. Additionally, we do not have an audit committee financial expert, as that term is defined by Item 401(h) of Regulation SK. Given our financial condition and recent history of legal matters, our board of directors has determined that it would be unlikely to identify a qualified audit committee financial expert who would be willing to serve.

Compliance with Section 16(a) of the Exchange Act.

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors and officers, and persons who own more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership in our common stock and other equity securities.

         Except as described below, to our knowledge, based solely on a review of the copies of the Section 16(a) reports furnished to us, or written representations that no reports were required, we believe that during fiscal year 2003 all Section 16(a) filing requirements applicable to our directors, executive officers and greater than 10% stockholders were complied with.

Code of Ethics

         We have not adopted a code of ethics because the board of directors has determined that given our small size, the service of our chief executive officer and our principal financial officers on our board of directors, and the significant majority of our common stock owned by our officers and directors, a written code of ethics would be a mere formality and would not meaningfully enhance our commitment to act honestly and ethically, provide full, fair, accurate, timely and understandable disclosure, or comply with applicable governmental laws, rules and regulations.


                         ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

         The following table sets forth, for the last three fiscal years, the annual and long-term compensation earned by, awarded to, or paid to the person who was our Chief Executive Officer and each of our other highest compensated executive officers as of the end of the last fiscal year (the "Named Executive Officers"):

                                                                               Long-Term Compensation
                                                                           ------------------------------------
                                  Annual Compensation                              Awards             Payouts
                            ---------------------------------              ----------------------- ------------
            (a)               (b)        (c)         (d)          (e)           (f)          (g)         (h)        (i)
                                                                                          Securities
                                                                 Other                    Underlying
                                                                 Annual      Restricted   Options/               All Other
                            Year                                 Compen-       Stock        SARs       LTIP       Compen-
    Name and Principal      Ended                                sation       Award(s)      (no.)      Payouts     sation
         Position           Dec. 31   Salary ($)  Bonus ($)       ($)           ($)                      ($)        ($)
--------------------------- --------  ---------- ----------- -------------- ------------ ------------ --------  ------------
Jay Mealey                    2003      $302,700      --       $10,563(1)       --          --           --        $734(2)
  President                   2002       344,600      --        10,563(1)       --          --           --         688(2)
  (CEO)                       2001       250,000      --         8,400(1)       --          --           --         647(2)

Scott Beall                   2003      $110,300      --            --          --          --           --          --
  Vice-President              2002       128,462      --            --          --          --           --          --
                              2001       107,225      --            --          --          --           --          --
------------------

(1) Car allowance.
(2) Term life insurance paid for Mr. Mealey.

Option/SAR Grants in Last Fiscal Year

         During the fiscal year ended December 31, 2003, we did not grant any stock options or stock appreciation rights to any Named Executive Officers.

Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Values

         The following table contains information regarding the fiscal year-end value of unexercised options held by the Named Officers. The aggregate value of the options was calculated using $0.03 per share, the average bid and asked price for our common stock on December 31, 2003:

              (a)                 (b)         (c)                (d)                         (e)
                                                                Number             Value of Unexercised
                                                       of Securities Underlying        In-the-Money
                                 Shares                   Unexercised Options/          Options/SARs
                                 Acquired                  SARs at FY-End (#)           at FY-End ($)
                                   on         Value
                                 Exercise   Realized         Exercisable/              Exercisable/
             Name                  (#)         ($)          Unexercisable              Unexercisable
----------------------------  ------------ ---------- -------------------------- --------------------------
Jay Mealey                          --         --          750,000 / --(1)                -- / --
Scott Beall                         --         --          125,000 / --                   -- / --
--------------------

(1) Represents six tranches of 150,000 options each granted in two separate grants to Mr. Mealey in November 1997 and November 1999 and exercisable as follows:

                                                        Exercise    Market Price
      Number                        Expiration Date       Price      Condition *
      ------                        ---------------     --------   -------------
     150,000...................    November 1, 2007      $0.125        $0.16
     150,000...................    November 1, 2007       0.125         0.23
     150,000...................    November 1, 2007       0.125         0.31
     150,000...................    November 1, 2009       0.38          1.00
     150,000...................    November 1, 2009       0.38          1.30
     150,000 ..................    November 1, 2009       0.38          1.69


* Vested options cannot be exercised unless the market price for the common stock is at least equal to the market price stated.

Director Compensation

         Members of the board of directors are not compensated for their time or service representing the Company. Direct expenses incurred by members of the board in connection with our business are reimbursed.

Employment Contracts

         Jay Mealey, our Chief Executive Officer, President and Treasurer, was employed under a November 1997 employment agreement that expired on December 31, 2003. The employment agreement provided for a base salary plus compensation bonuses. No bonus has been paid to Mr. Mealey under these provisions during the preceding three fiscal years. In previous years, Mr. Mealey was also issued options to purchase an aggregate of 900,000 shares, subject to vesting and minimum trading price conditions as summarized above. Of these, options to purchase 450,000 shares at $1.62 were repriced in 2000 to an exercise price of $0.125 per share. Mr. Mealey continues his employment at the same rate of compensation without an employment agreement.


                     ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to beneficial ownership of the our common stock as of June 15, 2004, to the extent known to us, of each of our executive officers and directors, each person known to us to be the beneficial owner of more than 5% of the outstanding shares of any class of our stock, and all directors and officers as a group:

     Name and Address of Person or Group              Nature of Ownership              Amount       Percent(1)
     -----------------------------------              -------------------              ------       ----------
Principal Stockholders:
  Jay Mealey (2)..............................   Common stock (3)                    13,841,818       40.6%
                                                 Options                                900,000        3.3
                                                 Shares issuable on conversion
                                                 of Series A Preferred, payment
                                                 of accrued dividends and
                                                 exercise of warrant (4)
                                                                                     20,454,464       43.6
                                                                                     35,196,282       67.1%

  Andrew W. Buffmire (2)......................   Common stock                         1,600,000       17.7
                                                 Options                                 85,000        0.3
                                                                                      1,685,000       18.0

Directors:
  Jay Mealey..................................                 ----------See above----------
  Andrew W. Buffmire..........................                 ----------See above----------
  Alan L. Parker..............................   Common stock                                --       --

All Executive Officers and Directors as a
Group  (4 persons):...........................   Common Stock                        15,441,818       58.3
                                                 Options (5)                          1,052,500        3.8
                                                 Shares issuable on conversion
                                                 of Series A Preferred, payment
                                                 of accrued dividends and
                                                 exercise of warrant (4)             36,948,782       77.0

-------------------------
(1) Based on 26,482,388 shares of our common stock issued and outstanding on April 10, 2003. Under Rule 13d-3 of the Securities Exchange Act, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding. Unless otherwise indicated, all securities are owned beneficially and of record.

(2) The address for all principal stockholders is c/o Crown Energy Corporation, 1710 West 2600 South, Woods Cross, Utah 84087.
(3) Consists of 3,307,452 shares owned of record and beneficially by Mr. Mealey, 9,524,366 shares owned by the Mealey Family Partnership, 110,000 shares owned by Mr. Mealey's brother, as custodian for Mr. Mealey's minor children, and 900,000 shares owned for the benefit of Mr. Mealey's minor children by a trust, of which Mr. Mealey is the trustee. Mr. Mealey is the general partner of the Mealey Family Partnership and owns 48.5% of the partnership, and members of his immediate family are the beneficiaries. Mr. Mealey expressly disclaims beneficial ownership of the shares held his brother and mother. Furthermore, the options that are included within this calculation may not be exercised unless specified trading prices are realized for our common stock. As of the date hereof, such trading prices have been not been met and there is no assurance that they will ever be met during the terms of the options.
(4) The number reported constitutes the maximum issuable, based on our authorized capitalization of 50,000,000 shares, with 26,482,388 shares issued and outstanding and 3,063,148 shares reserved for issuance on the exercise of outstanding options and warrants. The Mealey Family Limited Partnership has the right to acquire common stock as follows: 4,285,000 shares issuable upon conversion of 500,000 shares of our Series A Preferred Stock; 150 million shares issuable at the election of the holder at the market price of $0.01 per share as of April 30, 2003, in payment of $1.5 million of dividends accrued as of December 31, 2003 on the Series A Preferred Stock; and 925,771 shares issuable on the exercise of warrants to purchase shares at $0.002. Mr. Mealey and the Mealey Family Limited Partnership, which he controls, own beneficially a sufficient number of shares to amend our articles of incorporation to increase our authorized capitalization, which would enable us to issue all 60,766,327 shares to which the Mealey Family Limited Partnership would be entitled on conversion of the Series A Preferred Stock, the payment of accrued dividends, and the exercise of the warrant.
(5) Includes 67,500 shares underlying options held by an unnamed executive officer to acquire common stock.

Change of Control Contracts

         In November 1997, we entered into an employment agreement with Jay Mealey that contained "change of control" provisions providing for the payment of compensation and benefits upon our termination of Mr. Mealey's employment without cause or termination by Mr. Mealey for "good reason" (as defined in that agreement). No change of control events occurred and the employment agreement terminated December 31, 2003.

Equity Compensation Plan Information

                                                                                             Number of securities
                                                                                             available for future
                                                                                             issuance under equity
                                Number of securities to be    Weighted average exercise       compensation plans
        Plan Category             issued upon exercise of       prices of outstanding        (excluding securities
                                    outstanding options                options             reflected in column (a))
                                            (a)                          (b)                           (c)
Equity compensation plans
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

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In September 1997, we sold to an unrelated third party for $5.0 million in cash 500,000 shares of $10 Series A Cumulative Convertible Preferred Stock and a warrant to purchase 925,771 shares at $0.002 per share. In 2002, the Series A Preferred Stock, the warrant, and all associated rights were acquired by the Mealey Family Limited Partnership, which is the current holder of the Series A Preferred Stock, the warrant, all associated rights, and accrued dividends. Jay Mealey, our Chief Executive Officer, President and a director, owns 48.5% of the Mealey Family Limited Partnership and is its general partner and his immediate family is its beneficiary. See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         As of December 31, 2004, there were dividends payable to the holder of the Series A Preferred Stock of $1.5 million that may, at the election of the holder be taken in cash or common stock. At the market price of $0.01 per share as of April 30, 2004, 150 million shares of common stock would have to be issued to satisfy the dividend payable. The Series A Preferred Stock is convertible to 4,285,000 shares of common stock, if so elected by the holder of the Series A Preferred Stock.

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

                 ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         The aggregate fees billed by Tanner + Co. for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2003, and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q for that fiscal year were $33,000. The aggregate fees billed by Tanner + Co. for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2002, and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q for that fiscal year were $52,295.

Audit Related Fees

         Tanner + Co. did not bill the Company for any professional services that were reasonably related to the performance of the audit or review of financial statements for either the fiscal year ended December 31, 2003, or the fiscal year ended December 31, 2002, that are not included under Audit Fees above.

Tax Fees

         The aggregate fees billed by Tanner + Co. for professional services rendered for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2003, and December 31, 2002, were $12,750 and $5,348, respectively.

All Other Fees

         Tanner + Co. did not perform any services for the Company or charge any fees other than the services described above under "Audit Fees" and "Tax Fees" for either the fiscal year ended December 31, 2003, or the fiscal year ended December 31, 2002.

         The engagements of Tanner + Co. to perform all of the above-described services were approved by the board of directors, acting as the audit committee, before the Company entered into the engagements, and the policy of the board of directors is to require that all services performed by the independent auditor be preapproved by the board of directors before the services are performed.

              ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                               REPORTS ON FORM 8-K

(a) Documents. The following documents are filed as part of this report or incorporated herein by reference.

         (1) Financial Statements. See the following beginning at page F-1:

                                                                           Page
         Report of Independent Accountants                                  F-2

         Consolidated Balance Sheets as of December 31, 2003 and 2002       F-3

         Consolidated Statements of Operations for each of the Three
           Years Ended December 31, 2003, 2002 and 2001, respectively       F-4

         Consolidated Statements of Cash Flows for each of the Three
           Years Ended December 31, 2003, 2002 and 2001, respectively       F-5

         Consolidated Statements of Stockholders' Equity (Deficit) for
           each of the Three Years Ended December 31, 2003, 2002
           and 2001, respectively                                           F-6

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

         (3) Exhibits. The following exhibits are included as part of this report:

  Exhibit
  Number                      Title of Document                                        Location
---------------------------------------------------------------------------------------------------------------------
Item 3        Articles of Incorporation and Bylaws
----------------------------------------------------------------- ---------------------------------------------------
    3.01      Articles of Incorporation                           Incorporated by reference from the Registration
                                                                  Statement on Form S-1 filed March 13, 1996, file
                                                                  number 333-02358.

    3.02      Certificate of the Voting Powers, Designations,     Incorporated by reference from Enron Capital &
              Preferences and Relative, Participating, Optional   Trade Resources Corp. Form 13D filed October 10,
              or other Special Rights, and Qualifications,        1997, file number 005-51717.
              Limitations and Restrictions Thereof, of Series A
              Cumulative Convertible Preferred Stock of Crown
              Energy Corporation

    3.03      Amended Bylaws                                      Incorporated by reference from the Registration
                                                                  Statement on Form 10 filed July 1, 1991, amended
                                                                  August 30, 1991.
              Instruments Defining the Rights of Security
Item 4        Holders, Including Indentures
----------------------------------------------------------------- ---------------------------------------------------

    4.01      Convertible Debenture Agreement dated May 6,        Incorporated by reference from the Current Report
              1997, between Crown Energy Corporation and          on Form 8-K filed June 12, 1997.
              Oriental New Investments, Ltd.

  Exhibit
  Number                      Title of Document                                        Location
---------------------------------------------------------------------------------------------------------------------
    4.02      Form of Stock Option Agreements between Crown       Incorporated by reference from the Annual Report
              Energy Corporation and (1) Jay Mealey, (2)          on Form 10-K for the year ended December 31,
              Richard Rawdin, and (3) Thomas Bachtell             1997, filed March 31, 1998.

    4.03      The Crown Energy Long Term Equity-Based Incentive   Incorporated by reference from the Amended Annual
              Plan                                                Report on Form 10-K for the year ended
                                                                  December 31, 1997, filed April 30, 1998.

    4.04      Common Stock Purchase Warrant dated November 4,     Incorporated by reference from Enron Capital &
              1997, issued to Enron Capital & Trade Resources     Trade Resources Corp. Form 13D filed October 10,
              Corp.                                               1997, file number 005-51717.

    4.05      May 1998 Warrant issued to Ladenburg Thalmann &     Incorporated by reference from the Annual Report
              Co., Inc.                                           on Form 10-K for the year ended December 31,
                                                                  1998, filed June 14, 1999.
Item 10       Material Contracts
----------------------------------------------------------------- ---------------------------------------------------

   10.01      Employment Agreement with Jay Mealey                Incorporated by reference from the Annual Report
                                                                  on Form 10-K for the year ended December 31,
                                                                  1997, filed March 31, 1998.

   10.02      Revised Right of Co-Sale Agreement between Jay      Incorporated by reference from Enron Capital &
              Mealey and Enron Capital & Trade Resources Corp.    Trade Resources Corp. Form 13D/A filed November
                                                                  12, 1997.

   10.03      Lease Agreement dated June 6, 1996, between Petro   Incorporated by reference from the Quarterly
              Source Refining Corporation and PacifiCorp (which   Report on Form 10-Q for the quarter ended
              was assigned to the Company on or about July 2,     September 30, 1998, filed November 25, 1998.
              1998)

   10.04      Operating Agreement for Cowboy Asphalt              Incorporated by reference from the Annual Report
              Distribution L.L.C.                                 on Form 10-K for the year ended December 31,
                                                                  1998, filed June 14, 1999.

   10.05      April 3, 1998, Agreement regarding Investment       Incorporated by reference from the Annual Report
              Banking Services with Ladenburg Thalmann & Co.,     on Form 10-K for the year ended December 31,
              Inc.                                                1998, filed June 14, 1999.

   10.06      Indemnification Agreement with Ladenburg Thalmann   Incorporated by reference from the Annual Report
              & Co., Inc.                                         on Form 10-K for the year ended December 31,
                                                                  1998, filed June 14, 1999.

   10.07      $1,800,000 Loan Agreement:  Community First         Incorporated by reference from the Annual Report
              National Bank to Crown Asphalt Products Company     on Form 10-K for the year ended December 31,
                                                                  1999, filed April 4, 2000.

   10.08      Letter Amendment to Loan Agreement with Community   Incorporated by reference from the Annual Report
              First National Bank dated June 2, 1999              on Form 10-K for the year ended December 31,
                                                                  1999, filed April 4, 2000.

  Exhibit
  Number                      Title of Document                                        Location
---------------------------------------------------------------------------------------------------------------------
   10.09      Guaranty of Community First National Bank Loan by   Incorporated by reference from the Annual Report
              Crown Energy Corporation                            on Form 10-K for the year ended December 31,
                                                                  1999, filed April 4, 2000.

   10.10      Assignment & Assumption Agreement (Off Site         Incorporated by reference from the Annual Report
              Services Agreement)                                 on Form 10-K for the year ended December 31,
                                                                  1999, filed April 4, 2000.

   10.11      First Amendment to Employment Agreement with Jay    Incorporated by reference from the Annual Report
              Mealey                                              on Form 10-K for the year ended December 31,
                                                                  1999, filed April 4, 2000.

   10.12      Settlement Agreement among Crown Energy             Incorporated by reference from the Annual Report
              Corporation, MCNIC and related parties              on Form 10-K for the year ended December 31,
                                                                  2002, filed April 15, 2003.

   10.13      Lease Agreement with Frontier Grand Island, L.L.C.  Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31,
                                                                  2002, filed April 15, 2003.

   10.14      Asset Sale Agreement with Fruita Marketing and      Incorporated by reference from the Annual Report
              Management, Inc.                                    on Form 10-K for the year ended December 31,
                                                                  2002, filed April 15, 2003.

   10.15      Extension to Lease Agreement with Frontier Grand    Incorporated by reference from the Annual Report
              Island L.L.C.                                       on Form 10-K for the year ended December 31,
                                                                  2002, filed April 15, 2003.

Item 21       Subsidiaries of the Company
----------------------------------------------------------------- ---------------------------------------------------
   21.01      List of subsidiaries                                [Incorporated by reference from the Annual Report
                                                                  on Form 10-K for the year ended December 31,
                                                                  2002, filed April 15, 2003.]

Item 31       Rule 13a-14(a)/15d-14(a) Certifications
----------------------------------------------------------------- ---------------------------------------------------

   31.01      Certification of Chief Executive Officer Pursuant   This filing.
              to Rule 13a-14

   31.02      Certification of Chief Financial Officer Pursuant   This filing
              to Rule 13a-14

Item 32       Section 1350 Certifications
----------------------------------------------------------------- ---------------------------------------------------
   32.01      Certification Pursuant to 18 U.S.C. Section 1350,   This filing.
              as Adopted Pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002 (Chief Executive
              Officer)

   32.02      Certification Pursuant to 18 U.S.C. Section 1350,   This filing.
              as Adopted Pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002 (Chief Financial
              Officer)
--------------------

* All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit, but no longer required.

We agree to furnish supplementally to the SEC a copy of any omitted schedule or exhibit to and document filed as an exhibit upon request by the SEC.

         (b) Reports on Form 8-K: We did not report any items on Form 8-K for the quarter ended December 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CROWN ENERGY CORPORATION


Date: July 2, 2004                           By  /s/ Jay Mealey
                                               --------------------------------
                                               Jay Mealey
                                               Its Principal Executive Officer


Date: July 2, 2004                           By  /s/ Alan L. Parker
                                               --------------------------------
                                                Alan L. Parker,
                                                Its Principal Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 2, 2004                            /s/ Jay Mealey
                                               ---------------------------------
                                               Jay Mealey, Director

                                               /s/ Alan L. Parker
                                               ---------------------------------
                                               Alan L. Parker, Director

                                               /s/ Andrew W. Buffmire
                                               ---------------------------------
                                               Andrew W. Buffmire, Director

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

Consolidated Statement of Shareholders' Deficit                         F-5

Consolidated Statement of Cash Flows                                    F-6

Notes to Consolidated Financial Statements                              F-8


--------------------------------------------------------------------------------

                                                REPORT OF INDEPENDENT REGISTERED
                                                          PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Crown Energy Corporation


We have audited the consolidated balance sheet of Crown Energy Corporation as of December 31, 2003 and 2002, and the consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003, 2002, and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crown Energy Corporation as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003, 2002, and 2001, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Tanner + Co.

Salt Lake City, Utah
April 8, 2004

                                                                                                      CROWN ENERGY CORPORATION
                                                                                                    Consolidated Balance Sheet

                                                                                                                   December 31,
-------------------------------------------------------------------------------------------------------------------------------

Assets                                                                                             2003             2002
                                                                                               -----------------------------
Current assets:
Cash and cash equivalents                                                                      $   1,089,862   $   2,723,068
Accounts receivable, net of allowance for doubtful accounts
  of $164,630 and $175,927, respectively                                                             546,309         539,214
Inventory                                                                                            636,809         604,106
Prepaid and other current assets                                                                     110,745         143,977
                                                                                               -----------------------------

Total current assets                                                                               2,383,725       4,010,365

Property, plant, and equipment, net                                                                8,635,741       8,949,032
Intangible assets, net                                                                                     -          25,000
Other assets                                                                                          57,527         290,399
                                                                                               -----------------------------

Total                                                                                          $  11,076,993   $  13,274,796
                                                                                               =============================

-----------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable                                                                               $   1,592,949   $   2,349,242
Preferred stock dividends payable                                                                  1,400,000       1,000,000
Accrued expenses                                                                                     105,685         192,878
Accrued interest                                                                                     316,508         224,508
Current portion of long-term debt                                                                    483,245         423,585
                                                                                               -----------------------------

Total current liabilities                                                                          3,898,387       4,190,213

Long-term debt                                                                                     2,165,577       2,442,673
Redeemable preferred stock                                                                         5,000,000       5,000,000
                                                                                               -----------------------------

Total liabilities                                                                                 11,063,964      11,632,886
                                                                                               -----------------------------

Commitments and contingencies                                                                              -               -

Minority interest in consolidated joint ventures                                                     539,579         507,575

Stockholders' equity:
Common stock, $.02 par value, 50,000,000 shares authorized 26,482,388 and
   26,482,388 shares issued and outstanding, respectively                                            529,647         529,647
Additional paid-in capital                                                                         3,519,417       3,919,417
Stock warrants                                                                                       186,256         186,256
Accumulated deficit                                                                               (4,761,870)     (3,500,985)
                                                                                               -----------------------------

Total stockholders' equity (deficit)                                                                (526,550)      1,134,335
                                                                                               -----------------------------

Total                                                                                          $  11,076,993   $  13,274,796
                                                                                               =============================

---------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                                                  F-3

                                                                                                  CROWN ENERGY CORPORATION
                                                                                      Consolidated Statement of Operations

                                                                                                   Years Ended December 31,
---------------------------------------------------------------------------------------------------------------------------


                                                                             2003            2002            2001
                                                                        ----------------------------------------------
Sales, net                                                              $  16,936,627    $  17,964,675   $  27,032,658

Cost of goods sold                                                         16,835,994       17,497,665      24,126,190
                                                                        ----------------------------------------------

Gross profit (loss)                                                           100,633          467,010       2,906,468

General and administrative expenses                                        (1,529,017)      (2,676,325)     (3,449,053)
Recovery of (provision for) bad debt expenses                                 338,729        1,646,531         (30,051)
Loss on impairment of property and equipment                                        -         (544,639)
Loss on impairment of goodwill                                                      -         (265,430)              -
                                                                        ----------------------------------------------

Loss from operations                                                       (1,089,655)      (1,372,853)       (572,636)
                                                                        ----------------------------------------------

Other income (expense):
Interest income                                                                 4,358           16,718          65,857
Interest expense                                                             (275,920)      (2,404,563)     (4,018,738)
Gain on transfer of interest in unconsolidated affilate                             -        2,998,175               -
Other (expense) income                                                         50,659          (50,612)        598,247
Arbitration expense                                                                 -                -      (2,609,519)
                                                                        ----------------------------------------------

Total other income (expense), net                                            (220,903)         559,718      (5,964,153)
                                                                        ----------------------------------------------

Loss before provision for income taxes
minority interests and extraordinary gain                                  (1,310,558)        (813,135)     (6,536,789)

Income tax benefit                                                                  -                -               -

Minority Interest in losses of consolidated joint venture                      49,673           44,094          48,808
                                                                        ----------------------------------------------

Loss before extraordinary gain                                             (1,260,885)        (769,041)     (6,487,981)

Extraordinary gain on extinquishment of debt                                        -       30,144,724               -
                                                                        ----------------------------------------------

Net Income (loss)                                                          (1,260,885)      29,375,683      (6,487,981)

Redeemable preferred stock dividends                                         (400,000)        (400,000)       (400,000)
                                                                        ----------------------------------------------

Net income (loss) applicable to common shares                           $  (1,660,885)   $  28,975,683   $  (6,887,981)
                                                                        ==============================================

Loss per common share before extraordinary item -
   basic and diluted                                                    $       (0.06)   $       (0.05)  $       (0.51)

Extraordinary gain on extinquishment of debt -
   basic and diluted                                                    $           -    $        1.19   $           -
                                                                        ==============================================

Net income (loss) per common share - basic and diluted                  $       (0.06)   $        1.14   $       (0.51)
                                                                        ==============================================

Weighted average common shares - basic and diluted                         26,482,000       25,436,000      13,635,000
                                                                        ==============================================


-------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                                          F-4

                                                                                                          CROWN ENERGY CORPORATION
                                                                                   Consolidated Statement of Stockholders' Deficit

                                                                                     Years Ended December 31, 2003, 2002, and 2000
----------------------------------------------------------------------------------------------------------------------------------


                                                Common Stock       Additional     Stock     Common Stock Warrants
                                           ----------------------    Paid-in   Subscription ---------------------   Accumulated
                                              Shares     Amount      Capital    Receivable   Warrants    Amount       Deficit
                                           -------------------------------------------------------------------------------------
Balance, January 1, 2001                   13,635,581     272,711   5,429,292     (549,166)   400,000     186,256   (26,388,687)

Stock issued for legal services                     -           -           -            -          -           -             -
Preferred stock accretion                           -           -     (56,604)           -          -           -             -
Dividends on preferred stock                        -           -    (400,000)           -          -           -             -

Net loss                                            -           -           -            -          -           -    (6,487,981)
                                           -------------------------------------------------------------------------------------

Balance, December 31, 2001                 13,635,581     272,711   4,972,688     (549,166)   400,000     186,256   (32,876,668)

Shares issued as dividend payments         13,793,103     275,862     (75,862)           -          -           -             -
                                                                                                    -           -             -
Preferred stock accretion                           -           -     (47,169)           -          -           -             -
                                                                                                    -           -             -
Dividends on preferred stock                        -           -    (400,000)           -          -           -             -
                                                                                                    -           -             -
Write-off of stock subscription
  receivable                                 (946,296)    (18,926)   (530,240)     549,166          -           -             -

Net income                                          -           -           -            -          -           -    29,375,683
                                           -------------------------------------------------------------------------------------

Balance, December 31, 2002                 26,482,388     529,647   3,919,417            -    400,000     186,256    (3,500,985)

Dividends on preferred stock                        -           -    (400,000)           -          -           -             -

Net loss                                            -           -           -            -          -           -    (1,260,885)
                                           -------------------------------------------------------------------------------------

Balance, December 31, 2003                 26,482,388   $ 529,647 $ 3,519,417    $       -  $ 400,000   $ 186,256  $ (4,761,870)
                                          =======================================================================================


-----------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                                                    F-5

                                                                                           CROWN ENERGY CORPORATION
                                                                               Consolidated Statement of Cash Flows

                                                                                           Years Ended December 31,
-------------------------------------------------------------------------------------------------------------------

                                                                              2003            2002            2001
                                                                         ---------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                      $ (1,260,885)    $ 29,375,683    $ (6,487,981)
  Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
     Depreciation, depletion, and amortization                                785,736          783,666         763,607
     (Decrease) increase in allowance for doubtful accounts                   (11,297)      (1,546,555)       (105,414)
     Extraordinary gain on extinquishment of debt                                   -      (30,144,724)              -
     Gain on settlement of liabilities in connection with
       transfer of interest in unconsolidated subsidiary                            -       (2,998,175)              -
     Impairment on property and equipment                                           -          544,639
     Impairment of goodwill                                                         -          265,430               -
     Minority interest in losses of consolidated joint venture,
       net of distributions to minority interest shareholders                  32,004           30,782          48,808
     Loss on disposal of equipment                                                  -           50,612               -
     Changes in operating assets and liabilities:
       Accounts receivable                                                      4,202        2,239,170         146,064
       Inventory                                                              (32,703)         753,916       1,012,865
       Prepaid and other current assets                                        33,232          (56,325)        (20,045)
       Related party receivable                                                     -           25,700               -
       Other assets                                                           232,872           (7,193)        (58,197)
       Accounts payable                                                      (756,293)       1,938,678        (906,658)
       Accrued interest                                                        92,000        2,199,743       3,486,256
       Accrued arbitration expense                                                  -                -       2,609,519
       Accrued expenses                                                       (87,193)          17,084          48,428
                                                                         ---------------------------------------------

Net cash provided by (used in) operating activities                          (968,325)       3,472,131         537,252
                                                                         ---------------------------------------------

Cash flows from investing activities:
  Purchase of property, plant, and equipment                                  (47,441)        (640,385)       (442,212)
                                                                         ---------------------------------------------

Cash flows from financing activities:
  Cash paid for purchase of interest in subsidiary                                  -       (2,000,000)              -
  Payments on long-term debt                                                 (617,440)        (361,536)       (320,323)
  Payment of dividends                                                              -         (400,000)              -
                                                                         ---------------------------------------------

Net cash used in financing activities                                        (617,440)      (2,761,536)       (320,323)
                                                                         ---------------------------------------------

Net change in cash and cash equivalents                                    (1,633,206)          70,210        (225,283)

Cash and cash equivalents at beginning of year                              2,723,068        2,652,858       2,878,141
                                                                         ---------------------------------------------

Cash and cash equivalents at end of year                                  $ 1,089,862      $ 2,723,068     $ 2,652,858
                                                                         =============================================


Supplemental disclosure of cash flow information:

  Cash paid for interest                                                 $    181,941     $    411,038    $    555,330
                                                                         =============================================
  Cash paid for income taxes                                             $          -     $          -    $          -
                                                                         =============================================


-------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                                          F-6

                                                        CROWN ENERGY CORPORATION
                                            Consolidated Statement of Cash Flows
                                                                       Continued
--------------------------------------------------------------------------------


Supplemental disclosure of non-cash investing and financing activities:

During the year ended December 31, 2003:

         o The Company acquired equipment with long-term debt of $400,000.

         o The Company accrued dividends to preferred shareholders of $400,000.


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

         o The Company entered into a settlement agreement with MCNIC Pipeline and Processing Company (MCNIC) in which Crown assumed MCNIC's interest in Crown Asphalt Distribution, L.L.C in exchange for $2,000,000 and $146,781 of receivables. In connection with the settlement, MCNIC effectively forgave debt of $20,260,945, accrued interest due of $9,421,041, and $2,609,519 of accrued legal fees due (see note 3 and 15). This resulted in an extraordinary gain of $30,144,724.

         o The Company increased preferred stock and decreased additional paid-in capital for $47,169 related to preferred stock accretion.

         o The Company entered into a dispute settlement agreement with MCNIC, in which MCNIC assumed debt of $2,970,469 and accrued interest of $27,707 in exchange for Crown's 25% interest in Crown Asphalt Ridge L.L.C. (see note 3 and 15).


During the year ended December 31, 2001:

         o        The Company issued debt of $187,038 in exchange for equipment.

         o The Company accrued dividends to preferred stockholders of $400,000, and increased preferred stock and decreased additional paid-in capital for $56,604 related to preferred stock accretion.

--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                 F-7

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements

                                                      December 31, 2003 and 2002
--------------------------------------------------------------------------------

1.  Organization

                  Crown Energy Corporation (CEC) and its wholly-owned subsidiaries, Crown Asphalt Corporation (CAC) and Crown Asphalt Products Company (CAPCO) (collectively referred to as the "Company"), are engaged in the production, distribution, and selling of asphalt products.

                  Majority-Owned Subsidiaries
                  CAPCO is the majority-owner of Crown Asphalt Distribution, LLC (Crown Distribution). Crown Distribution was a joint venture formed on July 2, 1998, between CAPCO and MCNIC Pipeline and Processing Company (MCNIC) for the purpose of asphalt production and distribution. On October 16, 2002, the Company entered into a settlement agreement with MCNIC (see note 15), to release itself from obligations to MCNIC. As a result of the settlement, MCNIC transferred its 49.99% interest to CAPCO (48.99%) and CEC (1%), thus making Crown Distribution a wholly-owned subsidiary of the Company.

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


2.  Significant   Going Concern
    Accounting    The accompanying consolidated financial statements have been
    Policies      prepared assuming that the Company will continue as a going concern. As of December 31, 2003, the Company had a working capital deficit, an accumulated deficit and has had substantial recurring losses. The consolidated operations of the Company have not had sustained profitability and the Company has relied upon debt financing to satisfy its obligations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

2.  Significant   Going Concern - Continued
    Accounting    The Company's ability to continue as a going concern is
    Policies      subject to the attainment of profitable operations or
    Continued     obtaining necessary funding from outside sources to fund its cash flow requirements to purchase inventory. Management is attempting to secure financing for inventory purchases with inventory suppliers or other financing institutions. There can be no assurance that the Company will be successful in its attempts to obtain financing for its inventory purchases.
                  Management is also attempting to secure financing to fund its working capital deficit. In addition, management is continuing its plans to reduce overhead and other costs. Management is also considering consolidation of manufacturing facilities to maximize operating efficiency and margins on product sales.
                  However, there can be no assurance that management will be successful in these efforts.

                  If management is unable to secure additional financing it may be required to slow or cease its operations.

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

                       Plant and improvements and tankage           10-30 years
                       Equipment                                        7 years
                       Vehicles                                         5 years
                       Computer equipment, furniture, and fixtures      3 years

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------
2.  Significant   Revenue Recognition
    Accounting    Revenue for sales of product is recognized when a valid
    Policies      purchase order has been received, product has been shipped,
    Continued     the selling price is fixed or determinable, and collectibility is reasonably assured.

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

                  Concentration Risks
                  Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.

                  The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

                  One customer accounted for 16% of 2003 revenues. Loss of this customer could significantly affect the companies operations.

                  Loss Per Common Share The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each year.

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------
2.  Significant   Loss Per Common Share - Continued
    Accounting    The computation of diluted earnings per common share is based
    Policies      on the weighted average number of shares outstanding during
    Continued     the year, plus the common stock equivalents that would arise from the exercise of stock options outstanding, using the treasury stock method and the average market price per share during the year. Options and warrants to purchase 3,513,919, 3,988,919, and 3,163,148 shares of common stock at prices ranging from $.002 to $1.94 per share were outstanding at December 31, 2003, 2002, and 2001, respectively, but were not included in the diluted loss per share calculation because the effect would have been antidilutive.

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

                  Goodwill and Intangible Assets
                  The Company has recorded the amount paid in excess of the fair value of net tangible assets acquired at the date of acquisition as goodwill. For the year ended December 31, 2001, goodwill was amortized using the straight-line method over 20 years. After December 31, 2001 goodwill was no longer amortized but has been evaluated, for impairment according to Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangibles". Other intangible assets consist of a non-competition agreement that is being amortized over its five-year term using the straight-line method.

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------
2.  Significant   Goodwill and Intangible Assets - Continued
    Accounting    The following table reflects a comparison of net (loss) income
    Policies      and net (loss) income per share for each of the three years
    Continued     ended December 31, adjusted to give effect to the adoption of
                  SFAS 142:

                                                                2003             2002            2001
                                                           ---------------------------------------------
                  Reported net income (loss) applicable
                    to common shareholders                 $ (1,660,885)    $ 28,975,683    $ (6,887,981)

                  Add-back goodwill amortization,
                    net of taxes                                      -                -          13,970
                                                           ---------------------------------------------
                  Adjusted net Income (loss) applicable
                    to common shareholders                 $ (1,660,885)    $ 28,975,683    $ (6,874,011)
                                                           =============================================

                  Reported earnings per share -
                    basic and diluted                      $       (.06)    $       1.14    $       (.51)
                  Add-back goodwill amortization                                       -             .01
                                                           ---------------------------------------------
                  Adjusted earnings per share -
                    basic and diluted                      $       (.06)    $       1.14    $       (.50)
                                                           =============================================

                  As of December 31, 2003 and 2002, the net book value of goodwill was $0.

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

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------
2.  Significant   Environmental Expenditures
    Accounting    Environmental related restoration and remediation costs are
    Policies      recorded as liabilities when site restoration and
    Continued     environmental remediation and clean-up obligations are either known or considered probable, and the related costs can be reasonably estimated. Other environmental expenditures, that are principally maintenance or preventative in nature, are recorded when expended and expensed or capitalized as appropriate.

                  Recent Accounting Pronouncements
                  In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45). FIN No. 45 requires certain guarantees to be recorded at fair value, which is different from current practice to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. FIN No. 45 also requires the Company to make significant new disclosures about guarantees. The disclosure requirements of FIN No. 45 are effective for the Company in the first quarter of fiscal year 2003. FIN No. 45's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company's previous accounting for guarantees issued prior to the date of the initial application of FIN No. 45 will not be revised or restated to reflect the provisions of FIN No 45. The adoption of FIN No. 45 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------
2.  Significant   Recent Accounting Pronouncements - Continued
    Accounting    In December 2002, the FASB issued SFAS No. 148 "Accounting for
    Policies      Stock-Based Compensation--Transition and Disclosure--an
    Continued     amend-ment of FASB Statement No. 123," which is effective for all fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation under SFAS No. 123 from the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25. SFAS 128 also changes the disclosure requirements of SFAS 123, requiring a more prominent disclosure of the pro-forma effect of the fair value based method of accounting for stock-based compensation.
                  The adoption of SFAS No. 148 by the Company did not have a material impact on the Company's financial position or future operations.

                  In December 2003, the FASB issued Interpretation No. 46 ("FIN 46R") (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity though means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (FIN 46), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 had no effect on the Company's consolidated financial position, results of operations or cash flows.

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------
2.  Significant   Recent Accounting Pronouncements - Continued
    Accounting    In April 2003, FASB issued SFAS No. 149, Amendment of
    Policies      Statement 133 on Derivative Instruments and Hedging
    Continued     Activities. SFAS 149 amends and clarifies accounting for
                  derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivatives and Hedging Activities. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the operating results or financial condition of the Company.

                  In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 resulted in the reclassification of $5 million of redeemable preferred stock from mezzanine capital to liabilities.

                  In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on the Company's results of operations or financial position.

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------
2.  Significant   Stock-Based Compensation
    Accounting    The Company accounts for stock options granted to employees
    Policies      under the recognition and measurement principles of APB
    Continued     Opinion No. 25, Accounting for Stock Issued to Employees, and
                  related Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards
                  (SFAS) No. 123, "Accounting for Stock-Based Compensation."
                  Accordingly, no compensation cost has been recognized in the financial statements, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had the Company's options been determined based on the fair value method, the results of operations would have been reduced to the pro forma amounts indicated below:

                                                                         Years Ended December 31,
                                                              -------------------------------------------
                                                                  2003             2002           2001
                                                              -------------------------------------------
                  Net income (loss) applicable to common
                    shareholders - as reported                $ (1,660,885)   $ 28,975,683   $ (6,887,981)

                  Deduct total stock based employee
                    compensation expense determined
                    under fair value based method for
                    all awards, net of related taxes                (9,791)        (63,935)      (103,525)
                                                              -------------------------------------------

                  Net income (loss) - pro forma               $ (1,670,676)   $ 28,911,748   $ (6,991,506)
                                                              ===========================================

                  Diluted income (loss) per share - as
                    reported                                  $       (.06)   $       1.14   $       (.51)
                                                              ===========================================

                  Diluted income (loss ) per share -
                    pro forma                                 $       (.06)   $       1.14   $       (.51)
                                                              ===========================================

                  No stock options were granted in 2003, 2002, or 2001.

                  Reclassifications
                  Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform with classifications adopted in the current year.


--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------
3.  Settlement    Crown Distribution
    of MCNIC      As of December 31, 2001, Crown Distribution owed amounts as
    Obligations   follows to its 49.99% owner, MCNIC:

                      o   Working capital loan in the amount of $14,935,222

                      o   Accrued interest on the working capital loan of
                          $4,884,401

                      o   Preferential loan in the amount of $5,325,723

                      o   Accrued interest on such preferential debt of
                          $2,429,405

                  During 2001, pursuant to an arbitration judgment (see note
                  15), the debts owed to MCNIC were determined to be in default. The default on the working capital loan resulted in a default interest rate of 18% retroactively from December 31, 1999, compounded annually, on $5,810,581 of the outstanding amount, and an interest rate of 8% on the remaining balance of $9,124,641. The preferential debt continued to accrue interest at 15%. As part of the arbitration judgment, an additional $2,609,519 in fees and costs was awarded to MCNIC.

                  In March 2002, the Company entered into a settlement agreement with MCNIC (see note 15), in which the Company obtained the option to purchase all of MCNIC's rights, title and interests in Crown Distribution (including its right to above-mentioned award rendered in the arbitration judgment), in exchange for $5.5 million.

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------
3.  Settlement    Crown Distribution - Continued
    of MCNIC      The Company was unable to pay the purchase price of $5.5
    Obligations   million and therefore entered into additional settlement
    Continued     discussions with MCNIC. In October 2002, the Company reached a final settlement agreement with MCNIC (see note 15) in which CAPCO purchased MCNIC' s interest in CAD in exchange for $2 million, receivables of $146,781, and CAC's 1% overriding royalty in Crown Ridge. As part of the settlement, MCNIC released its rights to all debt due to MCNIC, including the working capital loan of $14,935,222, related interest on the working capital loan of $6,359,115, the preferential debt of $5,325,723, accrued interest on the preferential debt of $3,061,926, and legal fees and costs of $2,609,519. Therefore, the balance at December 31, 2002 of the working capital loan, accrued interest on the working capital loan, the preferential debt, accrued interest on the preferential debt, and the accrued amounts for the above mentioned fees and costs were $0. The gain associated with this settlement of $30,144,724, calculated as the difference between the liabilities settled and the value paid was recorded as an extraordinary gain on extinguishment of debt.

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

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------
4.  Property,     The following is a summary of property, plant, and equipment
    Plant and     as of December 31:
    Equipment
                                                                       2003 2002
                                              --------------------------------

                  Land                                 $ 1,000,000  $ 1,000,000
                  Plant and improvements and tankage    10,265,166    9,762,598
                  Computer equipment, furniture, and
                    fixtures                               336,260      391,386
                  Vehicles                                  29,148       29,148
                                                       -------------------------

                  Total property, plant, and equipment  11,630,574   11,183,132

                  Less accumulated depreciation         (2,994,833)  (2,234,100)
                                                       -------------------------

                  Total                                $ 8,635,741  $ 8,949,032
                                                       =========================

5.  Investments   In August 1997, the Company, through its wholly owned
    In and        subsidiary, CAC, entered into a joint venture with MCNIC for
    Advances to   the purpose of developing, mining, processing, and marketing
    an Equity     asphalt, performance grade asphalt, diesel fuel, hydrocarbons,
    Affiliate     bitumen, asphaltum, minerals, mineral resources, and other oil sand products. The joint venture resulted in the formation of Crown Asphalt Ridge, L.L.C. ("Crown Ridge"). MCNIC and the
                  Company initially owned interests of 75% and 25%, respectively, in the profits and losses of Crown Ridge.

                  During the year ended December 31, 2000, the Company evaluated the carrying value of its investments in and advances to Crown Ridge and determined that its investment in and advances to Crown Ridge were impaired. Accordingly, an aggregate non-cash expense for the impairment of $6,904,085 was recorded.

                  In March 2002, in accordance with a settlement agreement entered into by CAC with MCNIC (see notes 3 and 15), CAC transferred its interest in Crown Ridge to MCNIC in exchange for MCNIC's assumption of certain liabilities of CAC. In connection with this transaction, the Company recorded a gain of $2,998,175.

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------
6.  Intangibles   Intangible assets consist of the following:

                                                            December 31,
                                                   --------------------------
                                                      2003             2002
                                                   --------------------------
                  Non-compete agreement            $  250,000      $  250,000

                  Accumulated amortization           (250,000)       (225,000)
                                                   --------------------------

                                                   $        -      $   25,000
                                                   ==========================

                  At December 31, 2002 the Company re-assessed the recoverability of goodwill associated with its Rawlin's facility. Based on a current appraisal of the facility based on an income approach, the Company determined that the goodwill was not recoverable and recorded an impairment loss of $265,430.


7.  Long-term     Long-term debt consists of the following at December 31:
    Debt

                                                                         2003           2002
                                                                     ---------------------------
                  Note payable with interest at prime plus 1% (5%
                  at December 31, 2003) to a bank, in monthly
                  principal and interest payments until the debt
                  matures in May 2014, secured by assets at
                  Rawlins Terminal.                                  $  1,532,112   $  1,644,377

                  Note payable to a company with interest at 9%,
                  payable in 84 equal monthly principal and
                  interest installments of $20,627, maturing
                  January 1, 2006, secured by assets at the
                  Cowboy Terminal Facility.                               468,627        664,308

                  Note payable with interest at 8.77%, due in
                  monthly installments of $8,200, maturing in May
                  2008, secured by assets as the Rawlins
                  Terminal.                                               356,691              -

                  Note payable with interest at 8% per year over
                  a 10-year term, with the principal and interest
                  payments made to a company in monthly
                  installments of $3,212, maturing in November
                  2010, secured by property and equipment                 203,042        224,405

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------
7.  Long-term     Deferred Debt purchase price on Rawlins
    Continued     Terminal acquisition with interest at the LIBOR
                  rate (1.12% at December 31, 2003), due in
                  monthly installments through February 2010.              25,000        225,000

                  Oriental New Investments, Ltd. Litigation
                  settlement with interest at 10% due in two
                  installments of $10,000 and $15,000 on December
                  31, 2004 and 2005, respectively.                         25,000              -

                  Note payable with interest at 9.59% to a bank,
                  due in monthly principal and interest payments
                  until the debt matures in June 2007, secured by
                  assets at the Cowboy Terminal                            17,635         21,603

                  Capital leases (see note 8)                              20,715         86,565
                                                                     ---------------------------

                  Total                                                 2,648,822      2,866,258

                  Less estimated current portion                         (483,245)      (423,585)
                                                                     ---------------------------

                  Long-term portion                                  $  2,165,577   $  2,442,673
                                                                     ===========================

                  The schedule maturities of long-term debt at December 31, 2003 are as follows:

                         Year Ending December 31:
                         ------------------------
                                2004                          $   483,245
                                2005                              468,558
                                2006                              251,913
                                2007                              246,325
                                2008                              198,829
                                Thereafter                        999,952
                                                              -----------
                                        Total                 $ 2,648,822
                                                              ===========

8.  Capital Lease The Company leases equipment under capital lease agreements.
    Obligations   The leases provide the Company the option to purchase the
                  equipment at the end of the initial lease terms. The equipment under capital lease is included in property and equipment at a cost of approximately $213,000 and $211,000 and accumulated amortization of approximately $122,000 and $57,000 at December
                  31, 2003 and 2002, respectively.

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------
8.  Capital Lease Amortization expense for the equipment under capital lease for
    Obligations   the years ended December 31, 2003, 2002, and 2001 was
    Continued     approximately $109,000, $30,000, and $27,000, respectively.
                  Future minimum payments on the capital lease obligations are as follows:

                  Year Ending December 31:
                  ------------------------
                       2004                                     $ 16,676
                       2005                                        4,266
                                                                --------
                                                                  20,942
                       Less amount representing interest            (227)
                                                                --------
                  Present value of future minimum capital
                    lease payments                              $ 20,715
                                                                ========


9.  Operating     The Company leases certain premises and equipment under
    Leases        operating leases. Approximate future minimum lease payments under non-cancelable operating leases as of December 31, 2003 are as follows:

                    Year Ending December 31:
                    ------------------------
                        2004                    $   388,531
                        2005                        385,890
                        2006                        334,890
                        2007                        325,890
                        2008                        108,630
                        Thereafter                        -
                                                -----------
                                Total           $ 1,543,831
                                                ===========

                  Lease expense for the years ended December 31, 2003, 2002, and 2001 totaled $459,093, $782,332, and $1,046,000, respectively.

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------
10. Redeemable    Redeemable preferred stock consists of 500,000 issued and
    Preferred     outstanding Series A cumulative convertible shares with a par
    Stock         value of $.005 and a stated value of $10.00. The Company has authorized 1,000,000 shares of preferred stock. The original estimated fair value of the outstanding shares is $4,716,981 with annual accretion of $47,169, $56,604 and $56,604 for the years ended December 31, 2002, 2001, and 2000, respectively, toward the stated and liquidation value of $5,000,000. At
                  December 31, 2003, and 2002 the redeemable preferred stock had a balance of $5,000,000.

                  The Company is authorized to issue 1,000,000 preferred shares, par value $.005 per share. On November 4, 1997, the Company completed the sale of 500,000 shares of its Series A Cumulative Convertible Preferred Stock ("Series A Preferred") pursuant to a stock purchase agreement dated September 25, 1997 for an aggregate sales price of $5,000,000. The Series A Preferred shares were sold to an entity majority - owned and controlled by the Company's CEO. Each share of Series A Preferred is convertible at the option of its holder, at any time, into 8.57 shares of common stock of the Company. At the date of the issuance of the preferred stock, the embedded conversion price was $1.17 and the estimated fair value of the common stock was $1.03. Dividends accrue on the outstanding Series A Preferred at the rate of 8% per annum and may be declared by the Company and paid through cash or common shares of the Company at the option of the holder. During 2002, the Company paid dividends of $400,000 in cash and $200,000 in common stock to an entity controlled by the Company's CEO. At December 31, 2003 and 2002 the Company owed $1,400,000 and $1,000,000, respectively, in dividends. Dividends accrued interest at 8% per annum for any unpaid balance. Subject to the holder's right to convert the Series A Preferred, the Company may redeem the Series A Preferred at any time from the date on which it is issued at a percentage of the Series A Preferred's stated value of $10 per share; 130% of stated value if redemption occurs within thirty-six months of the date of issuance, 115% of stated value if redemption occurs between thirty-six and forty-eight months after the date of issuance, 110% of stated value if redemption occurs between forty-eight and sixty months after the date of issuance, and 100% if redemption occurs thereafter.

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------
10. Redeemable    The holder of the Series A Preferred may also require the
    Preferred     Company to redeem the Series A Preferred after the eighth
    Stock         anniversary of the Series A Preferred's issuance. The holders
    Continued     of the Series A Preferred shall have the right, but shall not be obligated, to appoint 20% of the Company's Board of Directors. The Company may not alter the rights and preferences of the Series A Preferred, authorize any security having liquidation preference, redemption, voting or dividend rights senior to the Series A Preferred, increase the number of Series A Preferred, reclassify its securities or enter into specified extraordinary events without obtaining written consent or an affirmative vote of at least 75% of the holders of the outstanding shares of the Series A Preferred stock. All voting rights of the Series A Preferred expire upon the issuance by the Company of its notice to redeem such shares.
                  The shares of common stock issuable upon conversion of the Series A Preferred are subject to adjustment upon the issuance of additional shares of the Company's common stock resulting from stock splits, share dividends, and other similar events as well as upon the issuance of additional shares or options or as compensation to any employee, director, consultant, or other service provider of the Company or any subsidiary, other than options to acquire up to 5% of the Company's common stock at or less than fair market value.

11. Stock         Stock Options
    Options and   The Company has a stock option plan for directors and salaried
    Warrants      employees. Options are granted at a price not less than the fair market value on the date of grant, become exercisable between one to four years following the date of grant, and generally expire in ten years. Fair market value is determined based on quoted market prices.

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------
11. Stock         A summary of the stock option and warrant activity for fiscal
    Options and   years 2003, 2002, and 2001 is as follows:
    Warrants
    Continued

                                                               Options                    Warrants
                                                    ---------------------------------------------------
                                                      Weighted                    Weighted
                                                       Number        Average       Number        Average
                                                         of         Exercise         of         Exercise
                                                       Shares        Price         Shares        Price
                                                    ---------------------------------------------------
                  Outstanding at January 1, 2001     3,063,148         .88         400,000        1.94
                    Granted                                  -           -               -           -
                    Forfeited                         (300,000)       1.05               -           -
                                                    ---------------------------------------------------

                  Outstanding at December 31, 2001   2,763,148         .33         400,000        1.94
                    Granted                                  -           -         925,771         .002
                    Forfeited                         (100,000)       1.00               -          -
                                                    ---------------------------------------------------

                  Outstanding at December 31, 2002   2,663,148         .30       1,325,771     .002 - 1.94
                    Granted                                  -           -               -          -
                    Forfeited                          (75,000)       1.50        (400,000)       1.94
                                                    ---------------------------------------------------

                  Outstanding at December 31, 2003   2,588,148     $   .29         925,771   $    .002
                                                    ===================================================

                  The following table summarizes information about stock options and warrants outstanding at December 31, 2003:

                                                         Outstanding                                Exercisable
                                   -------------------------------------------------------  --------------------------
                                                                  Weighted
                                                                  Average       Weighted                     Weighted
                                      Range of                   Remaining      Average                      Average
                                    Exercisable      Number     Contractual     Exercise       Number       Exercise
                                       Prices     Outstanding   Life (Years)     Price      Exercisable       Price
                                   -------------------------------------------------------  --------------------------
                                   $     .002        925,771        3.87        $  .002        925,771       $  .002
                                    .10 - .13      1,540,000        5.65           0.12      1,540,000          0.12
                                    .38 - 1.13     1,048,148        3.00           0.54      1,048,148          0.54
                                                 -----------------------------------------  --------------------------
                                   $.002 to 1.13   3,513,919        4.49        $  0.22      3,206,919       $  0.22
                                                 =========================================  ==========================

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------
11. Stock         Common Stock Warrant
    Options and   In conjunction with the issuance of the preferred stock
    Warrants      described in note 10, the Company issued a warrant to the
    Continued     holders of the preferred stock. The fair value of the warrant at the date of issuance was estimated to be $283,019 and was recorded to additional paid-in capital and as a reduction to the stated value of the preferred stock. The reduction in preferred stock has been accreted over the five-year period from the date of issuance to the earliest exercise date of the warrant.

                  Upon the fifth anniversary of the issuance of the preferred stock, in accordance with the preferred stock agreement, the warrant became exercisable into 925,771 shares of common stock, the maximum number of shares of common allowed under the agreement, at $.002 per share. The warrants expire in 2007.


12. Impairment on As of December 31, 2002, the Company revaluated the carrying
    Long-Lived    value of its Gadsby terminal facility located in Salt Lake
    Assets        City, Utah operated under its CAD subsidiary. In 2002 the
                  Company, entered into a plea and abeyance agreement with the City of Salt Lake to cease its manufacturing operations at that location for at least one year because of an odor violation of the City's ordinance. The Company determined that it would no longer manufacture asphalt from that facility but use it as a shipping and receiving location for its products.
                  The Company determined that the equipment at the facility solely related to the manufacturing process would not have significant value apart from the facility based on estimated net present value of future cash flows to be derived from the operation of those manufacturing assets. Accordingly, an aggregate non-cash expense for the impairment of plant and equipment in the amount of $544,639 was recognized in 2002.

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------
13. Income Taxes  The components of income tax benefit for the years ended
                  December 31 are summarized as follows:

                                           2003         2002         2001
                                        ----------------------------------------
                  Current               $       -    $       -    $       -

                  Deferred:
                    Federal                     -            -            -
                    State                       -            -            -
                                        ----------------------------------------
                                                -            -            -
                                        ----------------------------------------

                  Total                 $       -    $       -    $       -
                                        ========================================

                  Income tax expense (benefit) differed from amounts computed by applying the federal statutory rate to pretax loss as follows:

                                                                Years Ended December 31,
                                                      ----------------------------------------------
                                                          2003             2002             2001
                                                      ----------------------------------------------
                  Income (loss) before income
                    taxes and minority interest -
                    computed tax at the expected
                    federal statutory rate, 34%       $   (429,000)    $  9,988,000     $ (2,205,000)

                  State income taxes, net of
                   federal income tax benefits             (34,000)         881,000         (194,000)

                  Goodwill impairment not
                    deductible for tax purposes
                    due to settlement with MCNIC                 -          321,000                -

                  Joint venture affiliate share
                    of gain for tax purposes                     -       (5,577,000)               -

                  Permanent difference on
                    disposal of assets                           -       (1,352,000)               -

                  Minority interest                         19,000          259,000        1,605,000

                  Expiration of net operating
                    losses                                       -           20,000           22,000

                  Other                                     70,000          170,000           36,000

                  Change in valuation reserve              374,000       (4,710,000)         736,000
                                                      ----------------------------------------------
                  Total income tax benefit            $          -     $          -     $          -
                                                      ==============================================

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------
13. Income Taxes  Deferred tax assets (liabilities) are comprised of the
    Continued     following:

                                                                          December 31,
                                                                ----------------------------
                                                                     2003           2002
                                                                ----------------------------
                  Net operating loss carryforwards              $  4,121,000    $  3,616,000
                  Allowance for doubtful accounts                     61,000          65,000
                  Capital loss carryforwards                         203,000         203,000
                  Amortization and impairments of goodwill           137,000          85,000
                  Depreciation                                      (784,000)       (618,000)
                  Other                                               34,000          47,000
                  Valuation allowance                             (3,772,000)     (3,398,000)
                                                                ----------------------------
                                                                $          -    $          -
                                                                ============================

                  The Company has available at December 31, 2003, unused tax operating loss carryforwards of approximately $12.4 million which may be applied against future taxable income and expire in varying amounts through 2012.


14. Related       During 1998, 946,296 options were exercised by officers of the
    Party         Company through an 8% common stock subscription receivable in
    Transactions  the amount of $549,166. The respective receivable was
    Not Otherwise reflected as a reduction in common stockholders' equity
    Disclosed     (deficit). During the year ended December 31, 2002, the
                  subscription receivable was extin-guished, by the Company, in exchange for the 946,296 common shares issued in connection with the original subscription receivable.

15. Commitments   Litigation
    and           On May 24, 2002, Geneva Rock Products, Inc. filed a complaint
    Contingencies against the Company in the Third Judicial District Court, Salt
                  Lake County, Utah. Geneva has alleged that the Company supplied it with defective asphalt binder for approximately four months in 1999. In this action, Geneva seeks to recover damages, which it has indicated may exceed $1,600,000 plus interest, costs and attorneys' fees. The Company has denied liability on all of Geneva's claims and believes that the asphalt binder sold to Geneva met all applicable industry standards and did not cause any of the problems on which Geneva has based its claims. The litigation is currently in the early discovery phase, and the Company is unaware of any additional information that suggests that the asphalt binder was deficient. Because discovery has not been completed and due to the serious nature of Geneva's claims, the Company has no way of predicting whether it will ultimately prevail.

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------
15. Commitments   Litigation - Continued
    and           On December 20, 2001, Oriental New Investments, Ltd. served a
    Contingencies complaint against the Company, which was filed in the Third
    Continued     Judicial District Court, Salt Lake County, Utah. The action relates to a 1997 convertible debenture and replacement convertible debenture issued by the Company to Oriental. The action sought to recover $75,000 in liquidated damages, plus interest, or actual damages, and attorneys' fees and costs, for alleged breaches of the convertible debentures. While the Company denied any and all liability and believes that Oriental's claims are without merit, on December 8, 2003 the Company agreed to fully settle the matter. Pursuant to the settlement agreement, the Company paid New Oriental $10,000 and agreed to pay and additional $10,000 on or before December
                  31, 2004 and $15,000 on or before December 31, 2005.

                  On April 9, 2003, S & L Industrial filed legal action against the Company in the Fifth Judicial District of Big Horn County, Wyoming. The action was removed to the United States District Court for Wyoming on May 20, 2003. In the action, S & L sought to recover amounts that the Company offset against the purchase price of the Rawlins, Wyoming facility in 1999 for items that were warranted by S & L pursuant to the terms of the asset purchase agreement. On November 19, 2003 the matter was fully settled. The Company paid S & L $30,000 and agreed to pay an additional $25,000 on or before December 15, 2004.

                  On May 22, 2003, GATX Financial Corporation filed a complaint against the Company in the Third Judicial District Court of Salt Lake County, Utah. The parties have fully settled the matter and the Company has agreed to pay GATX $75,000 over a 36 month period.

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

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------
16. Subsidiary    The Company operates in the asphalt production and
    Information   distribution segment through the following subsidiaries:

                                              Year Ended December 31, 2003
                      -------------------------------------------------------------------------
                                          Crown
                                          Asphalt        Crown
                                         Products       Asphalt
                            CEC           Company     Distribution       CAT          Total
                      -------------------------------------------------------------------------
Revenues from
  external customers  $           -   $  16,915,302   $    18,325   $     3,000   $ 16,936,627
Gross profit (loss)   $           -   $     582,371   $  (391,445)  $   (90,293)  $    100,633
Interest expense      $      92,085   $     133,456   $         -   $    50,379   $    275,920
Depreciation and
  amortization        $      14,137   $     345,108   $   374,940   $    51,551   $    785,736
Subsidiary net income
  (loss)              $    (220,284)  $    (878,635)  $   (61,108)  $  (100,858)  $ (1,260,885)
Subsidiary total
  assets              $  10,178,340   $  35,719,869   $ 7,946,007   $ 1,911,208   $ 55,755,424

                                      Year Ended December 31, 2002
                       ---------------------------------------------------------
                                           Crown
                          Crown           Asphalt
                          Asphalt        Products        CEC
                        Distribution      Company       and CAC         Total
                       ---------------------------------------------------------
Revenues from
  external customers   $     266,269  $  17,698,406  $          -  $ 17,964,675
Gross profit (loss)    $  (1,200,552) $   1,667,562  $          -  $    467,010
Interest expense       $   2,179,691  $     129,573  $     95,299  $  2,404,563
Depreciation and
  amortization         $     553,411  $     199,457  $     30,798  $    783,666
Subsidiary net income
  (loss)               $ (2,541,181)  $  29,374,116  $  2,542,748  $ 29,375,683
Subsidiary total
assets                 $ 10,318,775   $  37,335,055  $  5,854,170  $ 53,508,000


                                       Year Ended December 31, 2001
                        --------------------------------------------------------
                                             Crown
                               Crown        Asphalt
                              Asphalt      Products         CEC
                           Distribution     Company       and CAC       Total
                        --------------------------------------------------------
Revenues from
  external customers      $    572,965  $ 26,459,693  $         -  $ 27,032,658
Gross profit (loss)       $ (1,838,969) $  4,745,437  $         -  $  2,906,468
Interest expense          $  3,411,221  $    232,360  $   375,157  $  4,018,738
Depreciation and
  amortization            $    566,241  $    169,407  $    27,959  $    763,607
Subsidiary net loss       $ (9,191,518) $  3,090,477  $  (386,940) $ (6,487,981)
Subsidiary total assets   $ 11,009,753  $  7,981,851  $16,322,244  $  2,669,360

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

16. Subsidiary
    Information                                                         2003           2002
    Continued                                                       ---------------------------
                    Reconciliation of assets:
                      Total assets for individual subsidiaries      $ 55,755,424   $ 53,508,000
                      Elimination of investment in subsidiaries      (40,215,023)   (40,049,177)
                      Elimination of intercompany receivables         (4,463,408)      (184,027)
                                                                    ---------------------------
                          Total consolidated assets                 $ 11,076,993   $ 13,274,796
                                                                    ===========================

                  During 2003, 2002 and 2001, the Company operated primarily in the production and distribution of asphalt. The Company's operations and sales are dispersed throughout Utah, Arizona, California, Nevada, Wyoming, New Mexico, Nebraska and Colorado and could be adversely affected by economic downturns in these states and by federal or state funding policies related to road construction or improvements.


17. Employee      In 1999, the Company established a defined contribution plan
    Benefit Plan  which qualifies under Section 401(k) of the Internal Revenue
                  Code. The plan provides retirement benefits for employees meeting minimum age and service requirements. Participants may contribute up to the lesser of $10,000 or 15 percent of their gross wages, subject to certain limitations. The plan provides for a discretionary amount to be contributed to the plan each year. The contribution for the years ended December 31, 2003, 2002, and 2001 totaled approximately $29,000, $35,000, and $35,000, respectively.

--------------------------------------------------------------------------------

                                                        CROWN ENERGY CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------
18. Subsequent    On June 7, 2004, the Company entered into an agreement with an
    Event         unrelated asphalt distribution firm headquartered in Idaho to organize a joint venture that will be owned 51% by the other firm and 49% by the Company. Substantially all of the Company's asphalt business and operation assets with a net book value of approximately $8.5 million, will be transferred to the joint venture entity in consideration of a promissory note for $7.5 million, the payment of which will be largely contingent upon the joint venture having earnings sufficient to permit such payment, assumption of debt of approximately
                  $2.3 million, and a 49% interest in the joint venture entity.
                  In addition, the other joint venture participant will provide the joint venture with an operating line of credit of up to $4 million through the end of calendar year 2004, which may be extended in subsequent years at the election of the joint venture partner. In anticipation of completing this transaction, on May 17, 2004, the joint venture partner provided the Company with a $1.4 million interim operating line of credit, secured by the Company's inventory, work in progress, finished goods and accounts receivable. Formation of the joint venture is contingent on a number of factors, including approval by the Company's stockholders, a majority of which have indicated that they intend to do so.

--------------------------------------------------------------------------------
                                                                            F-33