Form 10-Q
period 2004-03-31
CROWN ENERGY CORP
filed 2004-07-07
CIK 876528

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                             Commission file number
                             ----------------------
                                    0-19365

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

         There were 26,482,388 shares of $0.02 par value common stock outstanding as of March 31, 2004.

                            CROWN ENERGY CORPORATION

                                      INDEX
                                                                         PAGE(S)

PART I.           Financial Information

         ITEM 1.  Financial Statements

                  Condensed Consolidated Balance Sheets at March 31,
                     2004 (unaudited) and December 31, 2003                 3

                  Condensed Consolidated Statement of Operations for
                    the Three Months ended March 31, 2004 and 2003
                    (unaudited)                                             5

                  Condensed Consolidated Statement of Cash Flows for
                    the Three Months ended March 31, 2004 and 2003
                    (unaudited)                                             6

                  Notes to Unaudited Condensed Consolidated Financial
                    Statements                                              8


         ITEM 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    13

         ITEM 3.  Quantitative and Qualitative Disclosures about
                    Market Risk                                            16

         ITEM 4.  Controls and Procedures                                  17


PART II.          Other Information

         ITEM 1.  Legal Proceedings                                        18

         ITEM 2.  Changes in Securities and Use of Proceeds                18

         ITEM 3.  Defaults upon Senior Securities                          18

         ITEM 4.  Submission of Matters to a Vote of Security Holders      18

         ITEM 5.  Other Information                                        18

         ITEM 6.  Exhibits and Report on Form 8-K                          19


Signatures                                                                 20

Certifications                                                             21

                                         PART I - FINANCIAL INFORMATION

                                          ITEM 1. FINANCIAL STATEMENTS

                                            CROWN ENERGY CORPORATION
                                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     ASSETS


                                                                                March 31, 2004         December 31,
                                                                                  [unaudited]              2003
                                                                                  -----------          -----------
CURRENT ASSETS:
     Cash and cash equivalents                                                    $   398,347          $ 1,089,862
     Accounts receivable, net of allowance for uncollectible
        accounts of $164,630                                                          560,584              546,309
     Inventory                                                                      1,247,459              636,809
     Prepaid and other current assets                                                 153,696              110,745
                                                                                  -----------          -----------

          Total Current Assets                                                      2,360,086            2,383,725

PROPERTY PLANT, AND EQUIPMENT, Net                                                  8,455,633            8,635,741


OTHER ASSETS                                                                           43,716               57,527
                                                                                  -----------          -----------
TOTAL                                                                             $10,859,435          $11,076,993




                                 The accompanying notes are an integral part of
                                    these consolidated financial statements.

                                                       3

                                            CROWN ENERGY CORPORATION
                                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                                                March 31, 2004         December 31,
                                                                                  [unaudited]              2003
                                                                                  -----------          -----------
CURRENT LIABILITIES
     Accounts payable                                                              $2,191,032          $ 1,592,949
     Preferred stock dividends payable                                              1,500,000            1,400,000
     Accrued expenses                                                                  94,782              105,685
     Accrued interest                                                                 353,797              316,508
     Long-term debt - current portion                                                 485,063              483,245
                                                                                  -----------          -----------
     Total current liabilities                                                      4,624,674            3,898,387

Long-term debt                                                                      2,051,241            2,165,577
Redeemable preferred stock                                                          5,000,000            5,000,000
                                                                                  -----------          -----------
    Total liabilities                                                              11,675,915           11,063,964

MINORITY INTEREST IN CONSOLIDATED
     JOINT VENTURES
                                                                                      554,133              539,579

STOCKHOLDERS DEFICIT:
    Stockholders' equity:
      Common Stock $0.02 par value 50,000,000 shares
        authorized 26,482,388 shares outstanding for
        each period                                                                   529,647              529,647
       Additional paid in Capital                                                   3,419,417            3,519,417
       Stock warrants                                                                 186,256              186,256
       Accumulated deficit                                                         (5,505,933)          (4,761,870)
                                                                                  -----------          -----------
             Stockholders' deficit                                                 (1,370,613)            (526,550)
                                                                                  -----------          -----------

TOTAL                                                                             $10,859,435          $11,076,993
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

                                                       4

                                            CROWN ENERGY CORPORATION
                                                   [Unaudited]
                                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                    For the Three Months Ended
                                                                                              March 31,
                                                                                  --------------------------------
                                                                                      2004                 2003
                                                                                  -----------          -----------
SALES, Net of demerits                                                            $   176,150          $   114,707

COST OF SALES                                                                         579,593              773,450
                                                                                  -----------          -----------
GROSS PROFIT (LOSS)                                                                  (403,443)            (658,743)

GENERAL AND ADMINISTRATIVE EXPENSES                                                   282,546              336,322
                                                                                  -----------          -----------
INCOME (LOSS) FROM OPERATIONS                                                        (685,989)            (995,065)
                                                                                  -----------          -----------
OTHER INCOME (EXPENSES):
   Interest income and other income                                                       758                1,328
   Interest expense                                                                   (69,402)             (66,235)

        Total other income (expense), net                                             (68,644)             (64,907)
                                                                                  -----------          -----------

INCOME (LOSS) BEFORE INCOME TAXES
  AND MINORITY INTERESTS                                                             (754,633)          (1,059,972)
                                                                                  -----------          -----------

DEFERRED INCOME TAX BENEFIT                                                               ---                  ---

MINORITY INTEREST IN EARNINGS OF
  CONSOLIDATED JOINT VENTURE                                                           10,570               13,472
                                                                                  -----------          -----------

NET INCOME (LOSS)                                                                 $  (744,063)         $(1,046,500)
                                                                                  -----------          -----------
NET INCOME (LOSS) PER COMMON SHARE:

  Basic and diluted                                                               $     (0.03)         $     (0.04)
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

                                                       5

                                            CROWN ENERGY CORPORATION
                                                   [Unaudited]
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   For the Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2004                 2003
                                                                                ------------         ------------
Cash flows from operating activities:

       Net income (loss)                                                        $   (744,063)        $ (1,046,500)

       Adjustments to reconcile net income (loss) to net cash
         used by operating activities:
           Amortization, depreciation and depletion                                  180,108              181,304
           Minority interest                                                         (10,570)             (13,472)
           Change in assets and liabilities:
             Accounts receivable                                                     (14,275)             255,486
             Inventory                                                              (610,650)            (153,024)
             Prepaid and other assets                                                (29,140)              22,054
             Accounts payable                                                        598,083             (629,886)
             Accrued expenses and interest                                            26,386               (7,500)
                                                                                ------------         ------------
                 Total adjustments                                                   139,942             (345,038)
                                                                                ------------         ------------
                 Net cash used in operating activities                              (604,121)          (1,391,538)
                                                                                ------------         ------------

Cash flows used in investing activities:

       Purchase of property and equipment                                                 --              (34,572)
                                                                                ------------         ------------

Cash flows from financing activities:

       Capital contributions from partners                                            25,124               27,228
       Payments on long-term debt                                                   (112,518)            (101,580)
                                                                                ------------         ------------

                 Net cash provided by (used in) financing
                   activities                                                        (87,394)             (74,352)
                                                                                ------------         ------------


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

                                                       6

                                            CROWN ENERGY CORPORATION
                                                   [Unaudited]
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   [Continued]


                                                                                   For the Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2004                 2003
                                                                                ------------         ------------
         Net Decrease in Cash:                                                      (691,515)          (1,500,462)

Cash at Beginning of Period                                                     $  1,089,862         $  2,723,068

Cash at End of Period                                                           $    398,347         $  1,222,606
                                                                                ============         ============

Supplemental Disclosure of Cash Flow Information
  Cash paid during the period:
    Interest                                                                    $     42,223         $     43,508
    Income taxes                                                                $        ---         $        ---


Supplemental Schedule of Non-cash Investing and Financing Activities:

    For the period ended March 31, 2004 we accrued dividends on preferred stock of $100,000.

    For the period ended March 31, 2003 we accrued dividends on preferred stock of $100,000.



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            CROWN ENERGY CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         We have prepared the accompanying consolidated financial statements without an audit. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position as of March 31, 2004, results of operations for the three months ended March 31, 2004 and 2003 and cash flows for the three months ended March 31, 2004, and 2003 have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in our December 31, 2003 Annual Report on Form 10-K. The results of operations for the period ended March 31, 2004, are not necessarily indicative of the operating results for the full year.

         Summary of Disputes - Four outstanding complaints have been filed against us. One filed by Geneva Rock Products, Inc., one filed by Oriental New Investments, Ltd., one filed by S & L Industrial, and one filed by GATX Financial Corporation. The foregoing actions were described in detail in our Annual Report on Form 10-K for the year ending December 31, 2003.

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

         Impairment of Long-Lived Assets - The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life in measuring whether the assets are recoverable

         Stock-Based Compensation - The Company accounts for stock options granted to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost is recognized in the financial statements when options granted under those plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The Company granted no options during the period ending March 31, 2004 and 2003.

                            CROWN ENERGY CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS [Continued]


         Going Concern - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2004, the Company had a working capital deficit, an accumulated deficit and has had substantial recurring losses. The consolidated operations of the Company have not had sustained profitability and the Company has relied upon debt financing to satisfy its obligations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

NOTE 2 - LONG-TERM DEBT

         During 2003 we entered into a financing arrangement with GE Capital for $400,000 to finance an expansion of the emulsion facility at our Rawlins facility to increase production capacity. The loan bears interest at 8.77%, is payable in equal monthly installments over 5 years, matures in June 2008 and is secured by property and equipment.

NOTE 3 - CAPITAL TRANSACTIONS

         Preferred Stock and Related Warrant- In 1997 we sold to an unrelated third party for $5.0 million in cash 500,000 shares of $10 Series A Cumulative Convertible Preferred Stock and a warrant to purchase at $0.002 per share an amount equal to 8% of the shares of common stock then outstanding and reserved for issuance, or approximately 925,771 shares. In 2002, the Series A Preferred Stock, the warrant, and all associated rights were acquired by the Mealey Family Limited Partnership, which is the current holder of the Series A Preferred Stock, the warrant, all associated rights, and accrued dividends. Jay Mealey, our Chief Executive Officer, President and a director, owns 48.5% of the Mealey Family Limited Partnership and is its general partner and his immediate family is its beneficiary.

         As of December 31, 2003, and March 31, 2004, there were dividends payable to the holder of the Series A Preferred Stock of $1.4 million and $1.5 million, respectively. Future dividends of 8% per annum may, at the election of the holder, be taken in cash or common stock. At the market price of $0.01 per share as of April 30, 2004, 150.0 million shares of common stock would have to be issued to satisfy the dividend payable. The Series A Preferred Stock is convertible to 4,285,000 shares of common stock, if so elected by the holder of the Series A Preferred Stock. The holder of the Series A Preferred Stock may also require the Company to redeem the Series A Preferred Stock after the eighth anniversary of the Series A Preferred Stock's issuance. In addition, in the event of a sale of all or substantially all of the Company's assets, or a merger or consolidation in which control of the Company is transferred, may, at the option of the Series A Preferred Stockholder, be treated as a liquidation, thus resulting the repurchase of the Series A Preferred Stock at its stated value and all outstanding related dividends.

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

NOTE 4 - PROFIT/ LOSS PER SHARE

         The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three month periods ended March 31, 2004 and March 31, 2003:

                                          Three Months           Three Months
                                             2004                   2003
                                    --------------------- ----------------------
                                                   Per                     Per
                                       Profit     Share       Profit      Share
                                       ------     -----       ------      -----
             Net Profit (Loss)        ($744,063)           ($1,046,500)

             Redeemable preferred
               stock dividends
               and accretion           (100,000)              (100,000)

             Add back stock
               dividends and
               accretion                100,000                100,000
                                        -------                -------

             Net profit (loss)
               attributable to
               common stockholders    ($744,063)  ($0.03)  ($1,046,500)  ($0.04)

             Weighted average
               common shares basic
               and diluted           26,482,388             26,482,388

                            CROWN ENERGY CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS [Continued]


         We had at March 31, 2004, and March 31, 2003, incremental options and warrants to purchase, 3,372,919 shares and 3,988,919 shares of common stock, respectively, that were not included in the computation of diluted earnings (loss) per share because their effect was anti-dilutive. We also had preferred stock outstanding at March 31, 2004, and March 31, 2003, which is convertible into approximately 4,285,000 shares of common stock that was not included in the computation of diluted loss per share as its effect was anti-dilutive. Accordingly, diluted loss per share does not differ from basic loss. As of March 31, 2004, there were preferred stock dividends payable in the amount of $1,500,000. Pursuant to the designations and preferences of the preferred stock, the holder of the preferred stock can elect to require us to pay dividends accruing in the future, by the issuance of common stock in lieu of cash payments at a price generally equivalent to the trading price for our common stock in the over-the-counter market, as detailed in the designations and preferences. The market price for our common stock was $0.01 per share as of April 30, 2004.


NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

         In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 addresses when a company should consolidate in its financial statements the assets, liabilities and activities of a variable interest entity (VIE). It defines VIEs as entities that either do not have any equity investors with a controlling financial interest, or have equity investors that do not provide sufficient financial resources for the entity to support its activities without additional subordinated financial support. FIN 46 also requires disclosures about VIEs that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 applied immediately to variable interest entities created after January 31, 2003. The Company has not obtained an interest in a VIE subsequent to that date. A modification to FIN 46 (FIN 46 (R)) was released in December 2003. FIN 46 (R) delayed the effective date for VIEs created before February 1, 2003, with the exception of special-purpose entities, until the first fiscal year or interim period ending after March 15, 2004. FIN 46 (R) delayed the effective date for special-purpose entities until the first fiscal year or interim period after December 15, 2003. The Company is not the primary beneficiary of any SPEs at December 31, 2003. The Company adopted FIN 46 (R) for non-SPE entities as of March 31, 2004. The adoption of FIN 46 (R) did not have a material impact on results of operations or financial position.

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

                            CROWN ENERGY CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS [Continued]


         This Statement is effective for all such financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 resulted in the reclassification of $5 million of Series A Preferred Stock from mezzanine capital to liabilities.

NOTE 6 - SUBSEQUENT EVENT

         On June 7, 2004, the Company entered into an agreement with an unrelated asphalt distribution firm to organize a joint venture that will be owned 51% by the other firm and 49% by us. Substantially all of the Company's asphalt business, operations and assets will be transferred to the joint venture entity in consideration of a promissory note for $7.5 million, the payment of which will be largely contingent upon the joint venture having earnings sufficient to permit such payment, assumption of approximately $2.3 million in liabilities, and a 49% interest in the joint venture entity. The promissory note will be secured by the sold assets and business. In addition, the other joint venture participant will provide the joint venture with an operating line of credit through the end of calendar year 2004, which may be extended in subsequent years at the election of our joint venture partner. In anticipation of completing this transaction the joint venture partner has advanced interim operating capital, secured by the Company's inventory, work in progress, finished goods and accounts receivable. Formation of the joint venture is contingent on a number of factors, including approval by the Company's stockholders. Officers, directors and principal stockholders and their affiliates holding of a majority of the issued and outstanding common stock have indicated that they intend to approve the foregoing transactions. In addition, the holder of the Series A Preferred Stock has indicated that it intends approve the transaction and to waive its right to require the Company to redeem the preferred stock at its stated value plus all accrued but unpaid dividends, or for approximately $6.5 million as of March 31, 2004.

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

Liquidity and Capital Resources

         At March 31, 2004, we had cash and other current assets of $2.36 million, as compared to cash and other current assets of $2.38 million at December 31, 2003. The decrease of approximately $20,000 was generally due to an increase in accounts receivable and inventory which is more than offset by a corresponding increase in accounts payable.

         Our business requires a large amount of working capital to fund raw material purchases and accounts receivable. During the colder quarters ending December 31 and March 31, we require working capital to purchase raw materials when prices are typically at their annual low and store these materials until they are processed and sold during the warmer summer months when most paving occurs. As discussed below, in recent years we have not had sufficient working capital to take advantage of low raw material prices during the winter months and have, therefore, been required to fill our raw material needs in the warmer summer months when prices are typically higher. We typically generate a large majority of our sales during the warmer summer months. For example, during the preceding year we generated approximately 91% of our annual sales during the quarters ended June 30 and September 30, 2003. Therefore, during these periods we require large amounts of working capital to fund accounts receivable and general operations. We have not had third party working capital financing since 1999 and we have been unable to obtain adequate financing on acceptable terms

         Our auditor's report on our financial statements for the year ended December 31, 2003, as for prior years, contained an explanatory paragraph about our ability to continue as a going concern. We have continued to suffer from shortages of working capital needed to optimize operating economies and that has threatened the survival of the Company. Given our financial condition, generally, outside working capital funding requires personal guarantees, and our officers and directors have been unwilling to provide such guarantees for our benefit as a publicly-held company. As previously reported, our Board of Directors approved the investigation of alternatives for a "going-private" transaction. In order to ensure the survival of the Company and resolve its working capital problems, the Board has approved the sale of all of its asphalt manufacturing and distribution assets and related business. Formation of the joint venture is contingent on a number of factors, including approval by the Company's stockholders. Officers, directors and principal stockholders and their affiliates holding of a majority of the issued and outstanding common stock have indicated that they intend to approve the foregoing transactions. In addition, the holder of the Series A Preferred Stock has indicated that it intends approve the transaction and to waive its right

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


to require the Company to redeem the preferred stock at its stated value plus all accrued but unpaid dividends, or for approximately $6.5 million as of March 31, 2004.

         On June 7, 2004, the Company entered into an agreement with an unrelated asphalt distribution firm to organize a joint venture that will be owned 51% by the other firm and 49% by us. Substantially all of the Company's asphalt business, operations and assets will be transferred to the joint venture entity in consideration of a promissory note for $7.5 million, the payment of which will be largely contingent upon the joint venture having earnings sufficient to permit such payment, assumption of liabilities, and a 49% interest in the joint venture entity. The promissory note will be secured by the sold assets and business. In addition, the other joint venture participant will provide the joint venture with an operating line of credit through the end of calendar year 2004, which may be extended in subsequent years at the election of our joint venture partner. In anticipation of completing this transaction the joint venture partner provided the Company with interim operating capital, secured by the Company's inventory, work in progress, finished goods and accounts receivable. Formation of the joint venture is contingent on a number of factors, including approval by the Company's stockholders, a majority of which have indicated that they intend to do so.

         A portion of our accounts receivable is subject to the risks and uncertainties of litigation and related collection risks. In the event that we are unable to collect our current accounts receivables, we are unable to secure the necessary working capital line of credit for our operations, our operating losses and working capital deficits continue, or if we are unable to recoup our losses, we may not have sufficient capital to operate through 2004 and into 2005.

         As of March 31, 2004, we had a working capital deficit of approximately $2.3 million, an accumulated deficit of $5.5 million, and total stockholders' deficit of $1.37 million.

         The consolidated operations of the Company have not sustained profitability and the Company has relied on debt financing to satisfy its obligations. The Company's ability to continue as a going concern is subject to the attainment of profitable operations or obtaining necessary funding from outside sources to fund its cash flow requirements to purchase inventory. Failure of the Company to complete the foregoing transaction will have a significant negative effect and could result in the failure of the Company.

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

Results of Operations

         For the three month period ending March 31, 2004, compared to the three month period ending March 31, 2003

         Total revenue increased from $114,707 for the three-month period ended March 31, 2003, to $176,150 for the three-month period ended March 31, 2004, an increase of $61,443. Cost of sales decreased from $773,450 for the same period in 2003 to $579,593 for the same period in 2004, an decrease of $193,857. The increase in revenues was primarily the result of an increase in sales volume of approximately 469 tons. The decrease in cost of sales in the 2004 interim period is primarily the result of reduced facility operating costs predominately made up of salaries and wages.

         General and administrative expenses decreased from $336,322 for the three-month period ended March 31, 2003, to $282,546 for the three-month period ended March 31, 2004, a decrease of $53,776. This decrease is primarily due to a reduction in salaries and wages.

         Net other income/expenses increased from an expense of $64,907 for the three-month period ended March 31, 2003, to an expense of $68,644 for the three-month period ended March 31, 2004, a increase of $3,737.

         Minority interest of $10,570 represents Foreland's approximate 33% interest in the loss of CAT, LLC.

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

                           PART II - OTHER INFORMATION


                            ITEM 1. LEGAL PROCEEDINGS

         No change from 10-K year ended December 31, 2003.


                   ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.


                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         As of March 31, 2004, there were arrearages in the amount of $1,500,000 on dividends on our preferred stock.



              ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                            ITEM 5. OTHER INFORMATION

         Memorandum of Understanding to Sell Asphalt Manufacturing and Distribution Assets and Related Business

         On June 07, 2004 the Company entered into a Memorandum of Understanding with an unrelated asphalt company to form a new limited liability company to purchase all of the Company's asphalt manufacturing and distribution assets and related business. At closing of the transaction, the Company will own 49% of the membership interest in the new limited liability company and the other asphalt company will own the remaining membership interest. The new limited liability company will purchase the assets and business for $7.5 million and will in addition purchase the Company's current inventory. The purchase price will be paid in the form of a six-year promissory accruing interest at Prime plus 1%. The promissory note will be secured by the sold assets and business. As part of the transaction, the other member of the limited liability company will supply the working capital financing to enable the new company to take advantage of off-season asphalt purchase to fill the storage tank capacity.

                     ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

         (a) Exhibits: The following exhibits are included as part of this report:

                   SEC
   Exhibit      Reference
   Number         Number            Title of Document                Location
--------------------------------------------------------------------------------
    31.01           31       Certification of Chief Executive      This filing
                             Officer Pursuant to Rule 13a-14
--------------------------------------------------------------------------------
    31.02           31       Certification of Chief Financial      This filing
                             Officer Pursuant to Rule 13a-14
--------------------------------------------------------------------------------
    32.01           32       Certification Pursuant to 18 U.S.C.   This filing
                             Section 1350, as Adopted Pursuant to
                             Section 906 of the Sarbanes-Oxley
                             Act of 2002 (Chief Executive Officer)
--------------------------------------------------------------------------------
    32.02           32       Certification Pursuant to 18 U.S.C.   This filing
                             Section 1350, as Adopted Pursuant to
                             Section 906 of the Sarbanes-Oxley
                             Act of 2002 (Chief Financial Officer)

         (b) Reports on Form 8-K: We did not file any reports on Form 8-K for the quarter ended September 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CROWN ENERGY CORPORATION
                                         (Registrant)



Date: July 2, 2004                       By:  /s/ Jay Mealey
                                            ------------------------------------
                                            Jay Mealey, Chief Executive Officer


Date: July 2, 2004                       By: /s/ Alan Parker
                                            ------------------------------------
                                            Alan Parker, Controller