Form 10-Q
period 2004-06-30
CROWN ENERGY CORP
filed 2004-08-23
CIK 876528

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                            Commission file number
June 30, 2004                                                            0-19365


                            CROWN ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

             Utah                                         87-0368981
-------------------------------             ------------------------------------
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

         There were 26,482,388 shares of $0.02 par value common stock outstanding as of July 31, 2004.

                            CROWN ENERGY CORPORATION

                                      INDEX

                                                                         PAGE(S)

PART I.           Financial Information

         ITEM 1.  Financial Statements

                  Condensed Consolidated Balance Sheets at June 30,
                    2004 (unaudited) and December 31, 2003                  3

                  Condensed Consolidated Statement of Operations for
                    the Three Months ended June 30, 2004 and 2003
                    (unaudited) and Six Months ended June 30, 2004
                     and 2003 (unaudited)                                   5

                  Condensed Consolidated Statement of Cash Flows for
                    the Six Months ended June 30, 2004 and 2003
                    (unaudited)                                             7

                  Notes to Unaudited Condensed Consolidated Financial
                    Statements                                              9


         ITEM 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    15

         ITEM 3.  Quantitative and Qualitative Disclosures about
                    Market Risk                                            18

         ITEM 4.  Controls and Procedures                                  19


PART II.          Other Information

         ITEM 1.  Legal Proceedings                                        20

         ITEM 2.  Changes in Securities and Use of Proceeds                20

         ITEM 3.  Defaults upon Senior Securities                          20

         ITEM 4.  Submission of Matters to a Vote of Security Holders      20

         ITEM 5.  Other Information                                        20

         ITEM 6.  Exhibits and Report on Form 8-K                          21


Signatures                                                                 22

Certifications                                                             23

                                 PART I - FINANCIAL INFORMATION

                                  ITEM 1. FINANCIAL STATEMENTS

                                    CROWN ENERGY CORPORATION

                              CONDENSED CONSOLIDATED BALANCE SHEETS

                                             ASSETS




                                                                                 June 30, 2004         December 31,
                                                                                  [unaudited]              2003
                                                                                  -----------          -----------
CURRENT ASSETS:
     Cash and cash equivalents                                                    $    75,144          $ 1,089,862
     Accounts receivable, net of allowance for uncollectible
        accounts of $159,970 and $164,630, respectively                             2,438,701              546,309
     Inventory                                                                      2,007,727              636,809
     Prepaid and other current assets                                                  67,670              110,745
                                                                                  -----------          -----------
          Total Current Assets                                                      4,589,242            2,383,725

PROPERTY PLANT, AND EQUIPMENT, Net                                                  8,296,535            8,635,741


OTHER ASSETS                                                                           42,228               57,527
                                                                                  -----------          -----------
TOTAL                                                                             $12,928,005          $11,076,993
                                                                                  ===========          ===========



             The accompanying notes are an integral part of these consolidated financial statements.


                                    CROWN ENERGY CORPORATION

                              CONDENSED CONSOLIDATED BALANCE SHEETS

                              LIABILITIES AND STOCKHOLDERS' DEFICIT




                                                                                 June 30, 2004         December 31,
                                                                                  [unaudited]              2003
                                                                                  -----------          -----------
CURRENT LIABILITIES
     Accounts payable                                                             $ 3,980,632          $ 1,592,949
     Preferred stock dividends payable                                              1,600,000            1,400,000
     Accrued expenses                                                                 163,193              105,685
     Accrued interest                                                                 383,223              316,508
     Long-term debt - current portion                                                 802,859              483,245
                                                                                  -----------          -----------
     Total current liabilities                                                      6,929,907            3,898,387

Long-term debt                                                                      2,371,515            2,165,577
Redeemable preferred stock                                                          5,000,000            5,000,000

    Total liabilities                                                              14,301,422           11,063,964

MINORITY INTEREST IN CONSOLIDATED
     JOINT VENTURES                                                                   573,461              539,579

STOCKHOLDERS DEFICIT:
    Stockholders' equity:
       Common Stock $0.02 par value 50,000,000 shares authorized
         26,482,388 shares outstanding for each period                                529,647              529,647
       Additional paid in Capital                                                   3,319,417            3,519,417
       Stock warrants                                                                 186,256              186,256
       Accumulated deficit                                                         (5,982,198)          (4,761,870)
                                                                                  -----------          -----------
             Stockholders' deficit                                                 (1,946,878)            (526,550)
                                                                                  -----------          -----------

TOTAL                                                                             $12,928,005          $11,076,993
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

                                            CROWN ENERGY CORPORATION

                                                   [Unaudited]

                                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS



                                                                                    For the Three Months Ended
                                                                                              June 30,
                                                                                  --------------------------------
                                                                                     2004                  2003
                                                                                  -----------          -----------
SALES, Net of demerits                                                            $ 3,275,274          $ 6,241,935

COST OF SALES                                                                       3,335,212            5,942,807
                                                                                  -----------          -----------
GROSS PROFIT (LOSS)                                                                   (59,938)             299,128

GENERAL AND ADMINISTRATIVE EXPENSES                                                  (354,216)            (402,589)
Bad debt recovery on accounts previously allowed for                                        -              323,524
                                                                                  -----------          -----------
INCOME (LOSS) FROM OPERATIONS                                                        (414,154)             220,063
                                                                                  -----------          -----------
OTHER INCOME (EXPENSES):
   Interest income and other income                                                       388               44,045
   Interest expense                                                                   (72,396)             (66,778)

        Total other income (expense), net                                             (72,008)             (22,733)
                                                                                  -----------          -----------

INCOME (LOSS) BEFORE INCOME TAXES
   AND MINORITY INTERESTS                                                            (486,162)             197,330
                                                                                  -----------          -----------

DEFERRED INCOME TAX BENEFIT                                                                 -                    -

MINORITY INTEREST IN EARNINGS OF
   CONSOLIDATED JOINT VENTURE                                                           9,902               13,950
                                                                                  -----------          -----------

NET INCOME (LOSS)                                                                 $  (476,260)         $   211,280
                                                                                  -----------          -----------

NET INCOME (LOSS) PER COMMON SHARE:

   Basic and diluted                                                              $     (0.02)         $      0.00
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

                                            CROWN ENERGY CORPORATION

                                                   [Unaudited]

                                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS



                                                                                      For the Six Months Ended
                                                                                              June 30,
                                                                                  --------------------------------
                                                                                     2004                 2003
                                                                                  -----------          -----------
SALES, Net of demerits                                                            $ 3,451,424          $ 6,356,642

COST OF SALES                                                                       3,914,805            6,716,257
                                                                                  -----------          -----------
GROSS PROFIT (LOSS)                                                                  (463,381)            (359,615)

GENERAL AND ADMINISTRATIVE EXPENSES                                                  (636,762)            (738,911)
    Bad debt recovery on accounts previously allowed for                                    -              323,524
                                                                                  -----------          -----------
INCOME (LOSS) FROM OPERATIONS                                                      (1,100,143)            (775,022)
                                                                                  -----------          -----------
OTHER INCOME (EXPENSES):
   Interest income and other income                                                     1,146               45,373
   Interest expense                                                                  (141,798)            (133,013)

        Total other income (expense), net                                            (140,652)             (87,640)
                                                                                  -----------          -----------

INCOME (LOSS) BEFORE INCOME TAXES
   AND MINORITY INTERESTS                                                          (1,240,795)            (862,642)
                                                                                  -----------          -----------

DEFERRED INCOME TAX BENEFIT                                                                 -                    -

MINORITY INTEREST IN EARNINGS OF
   CONSOLIDATED JOINT VENTURE                                                          20,472               27,422
                                                                                  -----------          -----------

NET INCOME (LOSS)                                                                 $(1,220,323)         $  (835,220)
                                                                                  -----------          -----------
NET INCOME (LOSS) PER COMMON SHARE:

   Basic and diluted                                                              $     (0.05)         $     (0.04)
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

                                            CROWN ENERGY CORPORATION

                                                   [Unaudited]

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                       For the Six Months Ended
                                                                                              June 30,
                                                                                  --------------------------------
                                                                                      2004                 2003
                                                                                  -----------          -----------
Cash flows from operating activities:
       Net income (loss)                                                          $(1,220,323)         $  (835,220)

       Adjustments to reconcile net income (loss) to net cash used by operating activities:
                Amortization, depreciation and depletion                              339,206              361,974
                Recovery of doubtful accounts receivable                                    -             (323,524)
                Minority interest                                                     (20,472)             (27,422)
                Change in assets and liabilities:
                    Accounts receivable                                            (1,892,392)          (2,476,630)
                    Inventory                                                      (1,370,918)          (1,188,175)
                    Prepaid and other assets                                           58,374              122,341
                    Accounts payable                                                3,250,716            1,721,111
                    Accrued expenses and interest                                     124,223              111,955
                                                                                  -----------          -----------
                            Total adjustments                                         488,737           (1,698,370)
                                                                                  -----------          -----------

                  Net cash used in operating activities                              (731,586)          (2,533,590)


Cash flows used in investing activities:

       Purchase of property and equipment                                                   -             (328,261)
                                                                                  -----------          -----------

Cash flows from financing activities:

       Capital contributions from partners                                             54,349               40,842
       Proceeds from borrowings of long term debt                                           -              400,000
       Payments on long-term debt                                                    (337,481)            (210,681)
                                                                                  -----------          -----------

                   Net cash provided by(used in) financing activities                (283,132)             230,161
                                                                                  -----------          -----------



                The accompanying notes are an integral part of these consolidated financial statements.

                                           CROWN ENERGY CORPORATION

                                                   [Unaudited]

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   [Continued]


                                                                                      For the Six Months Ended
                                                                                             June 30,
                                                                                  --------------------------------
                                                                                     2004                  2003
                                                                                  -----------          -----------
         Net Decrease in Cash:                                                     (1,014,718)          (2,631,690)

Cash at Beginning of Period                                                       $ 1,089,862          $ 2,723,068
                                                                                  ===========          ===========
Cash at End of Period                                                             $    75,144          $    91,378
                                                                                  ===========          ===========

Supplemental Disclosure of Cash Flow Information
       Cash paid during the period:
           Interest                                                               $    85,190          $    88,560
                                                                                  ===========          ===========

           Income taxes                                                           $         -          $         -
                                                                                  ===========          ===========


Supplemental Schedule of Non-cash Investing and Financing Activities:

     For the period ended June 30, 2004:
       We accrued dividends on preferred stock of $200,000.
       We refinanced $863,033 of accounts payable to long-term debt through negotiated extended payment terms with the vendors.

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

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         We have prepared the accompanying consolidated financial statements as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 without an audit. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position as of June 30, 2004, results of operations for the three and six months ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004, and 2003 have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in our December 31, 2003 Annual Report on Form 10-K. The results of operations for the period ended June 30, 2004, are not necessarily indicative of the operating results for the full year.

         Summary of Disputes - One outstanding complaint has been filed against usby Geneva Rock Products, Inc. The foregoing action was described in detail in our Annual Report on Form 10-K for the year ending December 31, 2003.

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

         Impairment of Long-Lived Assets - The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life in measuring whether the assets are recoverable

         Stock-Based Compensation - The Company accounts for stock options granted to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost is recognized in the financial statements when options granted under those plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The Company granted no options during the period ending June 30, 2004 and 2003.

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                        FINANCIAL STATEMENTS [Continued]


         Going Concern - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2004, the Company had a working capital deficit, an accumulated deficit and has had substantial recurring losses. The consolidated operations of the Company have not had sustained profitability and the Company has relied upon debt financing to satisfy its obligations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         The Company's ability to continue as a going concern is subject to the attainment of profitable operations or obtaining necessary funding from outside sources to fund its cash flow requirements to purchase inventory. Management is attempting to secure financing for inventory purchases with inventory suppliers or other financing institutions. There can be no assurance that the Company will be successful in its attempts to obtain financing for its inventory purchases. In addition, management is continuing its plans to reduce overhead and other costs. Management is also considering consolidation of manufacturing facilities to maximize operating efficiency and margins on product sales. However, there can be no assurance that management will be successful in these efforts. As disclosed in Note 6, on June 7, 2004, the Company entered into an agreement with an unrelated asphalt distribution firm to organize a joint venture that will be owned 51% by the other firm and 49% by us. Substantially all of the Company's asphalt business, operations and assets will be transferred to the joint venture entity in consideration of a promissory note for $7.5 million, the payment of which will be largely contingent upon the joint venture having earnings sufficient to permit such payment, assumption of approximately $2.3 million in liabilities, and a 49% interest in the joint venture entity. The promissory note will be secured by the sold assets and business. In addition, the other joint venture participant will provide the joint venture with an operating line of credit through the end of calendar year 2004, which may be extended in subsequent years at the election of our joint venture partner. In anticipation of completing this transaction the joint venture partner has advanced interim operating capital, secured by the Company's inventory, work in progress, finished goods and accounts receivable. We believe that the line of credit provided by the joint venture partner will be sufficient to sustain operations of the joint venture through 2004. The Company's continuance subsequent to the transaction will be largely dependent on the success of the joint venture as payment of the $7.5 million promissory note is contingent on earnings of the joint venture. If the joint venture is unable to make payments on the promissory note, the Company may not be able to continue in business. Formation of the joint venture is contingent on a number of factors, including approval by the Company's stockholders. The officers and directors have approved the foregoing transaction. The principal stockholders and their affiliates holding a majority of the issued and outstanding common stock have also approved the foregoing transactions. In addition, the holder of the Series A Preferred Stock has indicated that it intends to approve the transaction and to waive its right to require the Company to redeem the preferred stock at its stated value plus all accrued but unpaid dividends, or for approximately $6.6 million as of June 30, 2004.

NOTE 2 - LONG-TERM DEBT

         During 2004 we entered into extended payment arrangements with various vendors for $863,033 to extend amounts due into equal monthly installments over 3 years accruing interest at 4%.

NOTE 3 - CAPITAL TRANSACTIONS

         Preferred Stock and Related Warrant- In 1997 we sold to an unrelated third party for $5.0 million in cash 500,000 shares of $10 Series A Cumulative Convertible Preferred Stock and a warrant to purchase at

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                        FINANCIAL STATEMENTS [Continued]

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

         As of December 31, 2003, and June 30, 2004, there were dividends payable to the holder of the Series A Preferred Stock of $1.4 million and $1.6 million, respectively. Future dividends of 8% per annum may, at the election of the holder, be taken in cash or common stock. At the market price of $0.01 per share as of June 30, 2004, 160.0 million shares of common stock would have to be issued to satisfy the dividend payable. The Series A Preferred Stock is convertible to 4,285,000 shares of common stock, if so elected by the holder of the Series A Preferred Stock. The holder of the Series A Preferred Stock may also require the Company to redeem the Series A Preferred Stock after the eighth anniversary of the Series A Preferred Stock's issuance. In addition, in the event of a sale of all or substantially all of the Company's assets, or a merger or consolidation in which control of the Company is transferred, may, at the option of the Series A Preferred Stockholder, be treated as a liquidation, thus resulting in the repurchase of the Series A Preferred Stock at its stated value and all outstanding related dividends.

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

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                        FINANCIAL STATEMENTS [Continued]


NOTE 4 - PROFIT/LOSS PER SHARE

         The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three and six month periods ended June 30, 2004 and June 30, 2003:

                                    Six Months              Six Months               Three Months           Three Months
                                       2004                    2003                     2004                   2003
                               -----------------------   -------------------   ----------------------  ---------------------
                                            Per                        Per                     Per                    Per
                                  Loss      Share        Profit       Share       Profit      Share      Profit      Share
                                  ----      -----        ------       -----       ------      -----      ------      -----

Net Profit (Loss)             ($1,220,323)             ($835,220)               ($476,260)              $211,280

Redeemable preferred
   stock dividends and
   accretion                     (200,000)              (200,000)                (100,000)              (100,000)

Add back stock
   dividends and accretion              -                      -                        -                100,000
                              -----------  -         -----------                ---------               --------
Net profit (loss)
   attributable to
   common stockholders        ($1,420,323) ($0.05)   ($1,035,220)    ($0.04)    ($576,260)   ($0.02)    $211,280      $0.00

Weighted average
  common shares
  outstanding -
    basic                      26,482,388             26,482,388               26,482,388             26,482,388
    diluted                    26,482,388             26,482,388               26,482,388             84,821,442

         We had at June 30, 2004, and June 30, 2003, incremental options and warrants to purchase, 3,372,919 shares and 3,988,919 shares of common stock, respectively, that were not included in the computation of diluted earnings (loss) per share for the three and six months ended June 30, 2004 and for the six months ended June 30, 2003, because their effect was anti-dilutive. We also had preferred stock outstanding at June 30, 2004, and June 30, 2003, which is convertible into approximately 4,285,000 shares of common stock that was not included in the computation of diluted loss per share for the three and six months ended June 30, 2004 and for the six months ended June 30, 2003, as its effect was anti-dilutive. Accordingly, diluted loss per share does not differ from basic loss. The diluted weighted average shares for the three months ended June 30, 2003, include the dilutive effect of the conversion of preferred stock dividends into approximately 58 million shares of common stock. As of June 30, 2004, there were preferred stock dividends payable in the amount of $1,600,000. Pursuant to the designations and preferences of the preferred stock, the holder of the preferred stock can elect to require us to pay dividends accruing in the future, by the issuance of common stock in lieu of cash payments at a price generally equivalent to the trading price for our common stock in the over-the-counter market, as detailed in the designations and preferences. The market price for our common stock was $0.01 per share as of July 31, 2004.

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                        FINANCIAL STATEMENTS [Continued]


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

         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the results of operations or financial position.

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

NOTE 6 -  PROPOSED AGREEMENT FOR SALE OF ASSET

         On June 7, 2004, the Company entered into an agreement with an unrelated asphalt distribution firm to organize a joint venture that will be owned 51% by the other firm and 49% by us. Substantially all of the Company's asphalt business, operations and assets will be transferred to the joint venture entity in consideration of a promissory note for $7.5 million, the payment of which will be largely contingent upon the joint venture having earnings sufficient to permit such payment, assumption of approximately $2.3 million in liabilities, and a 49% interest in the joint venture entity. The promissory note will be secured by the sold assets and business. In addition, the other joint venture participant will provide the joint venture with an operating line of credit through the end of calendar year 2004, which may be extended in subsequent years at the election of our joint venture partner. In anticipation of completing this transaction the

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                        FINANCIAL STATEMENTS [Continued]


         joint venture partner has advanced interim operating capital, secured by the Company's inventory, work in progress, finished goods and accounts receivable. Formation of the joint venture is contingent on a number of factors, including approval by the Company's stockholders. The officers and directors have approved the foregoing transaction. The principal stockholders and their affiliates holding a majority of the issued and outstanding common stock have also approved the foregoing transactions. In addition, the holder of the Series A Preferred Stock has indicated that it intends to approve the transaction and to waive its right to require the Company to redeem the preferred stock at its stated value plus all accrued but unpaid dividends, or for approximately $6.6 million as of June 30, 2004.

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

Liquidity and Capital Resources

         At June 30, 2004, we had cash and other current assets of $4.59 million, as compared to cash and other current assets of $2.38 million at December 31, 2003. The increase of approximately $2.21 million was generally due to an increase in accounts receivable and inventory, which is offset, by a corresponding increase in accounts payable.

         Our business requires a large amount of working capital to fund raw material purchases and accounts receivable. During the colder quarters ending December 31 and March 31, we require working capital to purchase raw materials when prices are typically at their annual low and store these materials until they are processed and sold during the warmer summer months when most paving occurs. As discussed below, in recent years we have not had sufficient working capital to take advantage of low raw material prices during the winter months and have, therefore, been required to fill our raw material needs in the warmer summer months when prices are typically higher. We typically generate a large majority of our sales during the warmer summer months. For example, during the preceding year we generated approximately 91% of our annual sales during the quarters ended June 30 and September 30, 2003. Therefore, during these periods we require large amounts of working capital to fund accounts receivable and general operations. We have not had third party working capital financing since 1999 and we have been unable to obtain adequate financing on acceptable terms.

         Our auditor's report on our financial statements for the year ended December 31, 2003, as for prior years, contained an explanatory paragraph about our ability to continue as a going concern. We have continued to suffer from shortages of working capital needed to optimize operating economies and that has threatened the survival of the Company. Given our financial condition, generally, outside working capital funding requires personal guarantees, and our officers and directors have been unwilling to provide such guarantees for our benefit as a publicly-held company. As previously reported, our Board of Directors approved the investigation of alternatives for a "going-private" transaction. In order to ensure the survival of the Company and resolve its working capital problems, the Board has approved the sale of all of its asphalt manufacturing and distribution assets and related business. Formation of the joint venture is contingent on a number of factors, including approval by the Company's stockholders. The officers and directors have approved the foregoing transaction. The principal stockholders and their affiliates holding a majority of the issued and outstanding common stock have also approved the foregoing

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

transactions. In addition, the holder of the Series A Preferred Stock has indicated that it intends to approve the transaction and to waive its right to require the Company to redeem the preferred stock at its stated value plus all accrued but unpaid dividends, or for approximately $6.6 million as of June 30, 2004.

         On June 7, 2004, the Company entered into an agreement with an unrelated asphalt distribution firm to organize a joint venture that will be owned 51% by the other firm and 49% by us. Substantially all of the Company's asphalt business, operations and assets will be transferred to the joint venture entity in consideration of a promissory note for $7.5 million, the payment of which will be largely contingent upon the joint venture having earnings sufficient to permit such payment, assumption of liabilities, and a 49% interest in the joint venture entity. The sold assets and business will secure the promissory note. In addition, the other joint venture participant will provide the joint venture with an operating line of credit through the end of calendar year 2004, which may be extended in subsequent years at the election of our joint venture partner. In anticipation of completing this transaction the joint venture partner provided the Company with interim operating capital, secured by the Company's inventory, work in progress, finished goods and accounts receivable. Formation of the joint venture is contingent on a number of factors, including approval by the Company's stockholders, a majority of which have indicated that they intend to do so.

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

         As of June 30, 2004, we had a working capital deficit of approximately $2.34 million, an accumulated deficit of $5.98 million, and total stockholders' deficit of $1.9 million.

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

         Plant and improvements and tankage                  10-30 years
         Equipment                                               7 years
         Vehicles                                                5 years
         Computer equipment, furniture and fixtures              3 years

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company evaluates, periodically, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life in measuring whether the assets are recoverable

         Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of receivables. In the normal course of business, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses that, when realized, have been within the range of management's expectations.

         The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Results of Operations

   For the three month period ending June 30, 2004, compared to the three month period ending June 30, 2003

         Total revenue decreased from $6,241,935 for the three-month period ended June 30, 2003, to $3,275,274 for the three-month period ended June 30, 2004, a decrease of $2,966,661. Cost of sales decreased from $5,942,807 for the same period in 2003 to $3,335,212 for the same period in 2004, a decrease of $2,607,595. The decrease in revenues was primarily the result of a decrease in sales volume of approximately 15,770 tons offset partially by an increase in revenue per ton of approximately $7.84. The decrease in tons is primarily due to contracted business start dates occurring later in the early asphalt paving season compared to the previous year. The decrease in cost of sales in the 2004 interim period is primarily the result of the reduced volume and reduced facility operating costs predominately made up of salaries and wages.

         General and administrative expenses decreased from $402,589 for the three-month period ended June 30, 2003, to $354,216 for the three-month period ended June 30, 2004, a decrease of $48,373. This decrease is primarily due to a reduction in salaries, wages and rent expense. During 2003 a recovery of a receivable that was allowed for in a prior year for $323,524 was recorded as a bad debt recovery.

         Net other income/expenses increased from an expense of $22,733 for the three-month period ended June 30, 2003, to an expense of $72,008 for the three-month period ended June 30, 2004, an increased expense of $49,275. This increase is primarily due to a dividend received in 2003 in the amount of $42,611.

         Minority interest of $9,902 represents Foreland's approximate 33% interest in the loss of CAT, LLC.


    For the six month period ending June 30, 2004, compared to the six month period ending June 30, 2003

         Total revenue decreased from $6,356,642 for the six-month period ended June 30, 2003, to $3,451,424 for the six-month period ended June 30, 2004, a decrease of $2,905,218. Cost of sales decreased from $6,716,257 for the same period in 2003 to $3,914,805 for the same period in 2004, a decrease of $2,801,452. The decrease in revenues was primarily the result of a decrease in sales volume of approximately 15,300 tons partially offset by an increase in revenue per ton of approximately $9.40 per ton. The decrease in tons is primarily due to contracted business start dates occurring later in the early asphalt paving season compared to the previous year. The decrease

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

in cost of sales in the 2004 interim period is primarily the result of reduced volume and reduced facility operating costs predominately made up of salaries, wages and insurance.

         General and administrative expenses decreased from $738,911 for the six-month period ended June 30, 2003, to $636,762 for the six-month period ended June 30, 2004, a decrease of $102,149. This decrease is primarily due to a reduction in salaries, wages, rent expense and supplies. During 2003 a recovery of a receivable that was allowed for in a prior year for $323,524 was recorded as a bad debt recovery.

         Net other income/expenses increased from an expense of $87,640 for the six-month period ended June 30, 2003, to an expense of $140,652 for the six-month period ended June 30, 2004, an increase of $53,012. This increase is the result of a dividend received in 2003 in the amount of $42,611.

         Minority interest of $20,472 represents Foreland's approximate 33% interest in the loss of CAT, LLC.



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

                           PART II - OTHER INFORMATION


                            ITEM 1. LEGAL PROCEEDINGS

         No change see our Annual Report on Form 10K for year ended December 31, 2003 for pending actions.



                ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.


                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         As of June 30, 2004, there were arrearages in the amount of $1,600,000 on dividends on our preferred stock.



           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                            ITEM 5. OTHER INFORMATION

         Memorandum of Understanding to Sell Asphalt Manufacturing and Distribution Assets and Related Business

         On June 7, 2004 the Company entered into a Memorandum of Understanding with an unrelated asphalt company to form a new limited liability company to purchase all of the Company's asphalt manufacturing and distribution assets and related business. At closing of the transaction, the Company will own 49% of the membership interest in the new limited liability company and the other asphalt company will own the remaining membership interest. The new limited liability company will purchase the assets and business for $7.5 million and will in addition purchase the Company's current inventory. The purchase price will be paid in the form of a six-year promissory accruing interest. The sold assets and business will secure the promissory note. As part of the transaction, the other member of the limited liability company will supply the working capital financing to enable the new company to take advantage of off-season asphalt purchase to fill the storage tank capacity.

                     ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

         (a) Exhibits: The following exhibits are included as part of this report:

                 SEC
   Exhibit    Reference
   Number       Number                            Title of Document                          Location
-----------------------------------------------------------------------------------------------------------------
    31.01         31       Certification of Chief Executive Officer Pursuant to Rule        This filing
                           13a-14
-----------------------------------------------------------------------------------------------------------------
    31.02         31       Certification of Chief Financial Officer Pursuant to Rule        This filing
                           13a-14
-----------------------------------------------------------------------------------------------------------------
    32.01         32       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted     This filing
                           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                           (Chief Executive Officer)
-----------------------------------------------------------------------------------------------------------------
    32.02         32       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted     This filing
                           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                           (Chief Financial Officer)

         (b) Reports on Form 8-K: We did not file any reports on Form 8-K for the quarter ended September 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CROWN ENERGY CORPORATION
                                                (Registrant)



Date: August 23, 2004                           By: /s/ Jay Mealey
                                                   -----------------------------
                                                   Jay Mealey,
                                                   Chief Executive Officer


Date: August 23, 2004                           By:  /s/ Alan Parker
                                                   -----------------------------
                                                   Alan Parker,
                                                   Controller