Form 10-Q
period 2004-09-30
CROWN ENERGY CORP
filed 2004-11-15
CIK 876528

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004

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

         There were 26,482,388 shares of $0.02 par value common stock outstanding as of October 31, 2004.

                            CROWN ENERGY CORPORATION

                                      INDEX

                                                                         PAGE(S)

PART I. Financial Information

         ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets at September 30, 2004
           (unaudited) and December 31, 2003                                 3

         Condensed Consolidated Statement of Operations for the Three
           Months ended September 30, 2004 and 2003 (unaudited) and
           Nine Months ended September 30, 2004 and 2003 (unaudited)         5

         Condensed Consolidated Statement of Cash Flows for the Nine
           Months ended September 30, 2004 and 2003 (unaudited)              7

         Notes to Unaudited Condensed Consolidated Financial Statements      9


         ITEM 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     14

         ITEM 3.  Quantitative and Qualitative Disclosures about
                    Market Risk                                             17

         ITEM 4.  Controls and Procedures                                   18


PART II. Other Information

         ITEM 1.  Legal Proceedings                                         19

         ITEM 2.  Changes in Securities and Use of Proceeds                 19

         ITEM 3.  Defaults upon Senior Securities                           19

         ITEM 4.  Submission of Matters to a Vote of Security Holders       19

         ITEM 5.  Other Information                                         19

         ITEM 6.  Exhibits                                                  20


Signatures                                                                  21

Certifications                                                              22

                                         PART I - FINANCIAL INFORMATION

                                          ITEM 1. FINANCIAL STATEMENTS

                                            CROWN ENERGY CORPORATION

                                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     ASSETS


                                                                              September 30, 2004      December 31,
                                                                                  [unaudited]             2003
                                                                              ------------------      ------------
CURRENT ASSETS:
     Cash and cash equivalents                                                   $    157,696         $  1,089,862
     Accounts receivable, net of allowance for uncollectible
        accounts of $159,970 and $164,630, respectively                             4,162,621              546,309
     Inventory                                                                      1,476,880              636,809
     Prepaid and other current assets                                                 103,621              110,745
                                                                                 ------------         ------------

          Total Current Assets                                                      5,900,818            2,383,725

PROPERTY PLANT, AND EQUIPMENT, Net                                                  8,215,629            8,635,741


OTHER ASSETS                                                                          235,577               57,527
                                                                                 ------------         ------------
TOTAL                                                                            $ 14,352,024         $ 11,076,993
                                                                                 ============         ============


              The accompanying notes are an integral part of these consolidated financial statements.

                                            CROWN ENERGY CORPORATION

                                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                                              September 30, 2004      December 31,
                                                                                  [unaudited]             2003
                                                                              ------------------      ------------
CURRENT LIABILITIES
     Accounts payable                                                            $  5,654,082         $  1,592,949
     Preferred stock dividends payable                                              1,700,000            1,400,000
     Accrued expenses                                                                 133,588              105,685
     Accrued interest                                                                 428,925              316,508
     Long-term debt - current portion                                                 821,975              483,245
                                                                                 ------------         ------------
     Total current liabilities                                                      8,738,570            3,898,387

Long-term debt                                                                      2,193,973            2,165,577
Redeemable preferred stock                                                          5,000,000            5,000,000
                                                                                 ------------         ------------
    Total liabilities                                                              15,932,543           11,063,964

MINORITY INTEREST IN CONSOLIDATED
     JOINT VENTURES                                                                   584,787              539,579

STOCKHOLDERS DEFICIT:
    Stockholders' equity:
      Common Stock $0.02 par value 50,000,000 shares authorized
        26,482,388 shares outstanding for each period                                 529,647              529,647
       Additional paid in Capital                                                   3,219,417            3,519,417
       Stock warrants                                                                 186,256              186,256
       Accumulated deficit                                                         (6,100,626)          (4,761,870)
                                                                                 ------------         ------------
             Stockholders' deficit                                                 (2,165,306)            (526,550)
                                                                                 ------------         ------------

TOTAL                                                                            $ 14,352,024         $ 11,076,993
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

                                            CROWN ENERGY CORPORATION

                                                   [Unaudited]

                                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                    For the Three Months Ended
                                                                                            September 30,
                                                                                  ------------------------------
                                                                                     2004                 2003
                                                                                  ----------          ----------
SALES, Net of demerits                                                            $7,562,272          $9,318,111

COST OF SALES                                                                      7,251,197           8,549,195
                                                                                  ----------          ----------

GROSS PROFIT (LOSS)                                                                  311,075             768,916

GENERAL AND ADMINISTRATIVE EXPENSES                                                 (353,732)           (374,990)


INCOME (LOSS) FROM OPERATIONS                                                        (42,657)            393,926
                                                                                  ----------          ----------

OTHER INCOME (EXPENSES):
   Interest income and other income                                                      364                 463
   Interest expense                                                                  (86,705)            (70,727)

        Total other income (expense), net                                            (86,341)            (70,264)
                                                                                  ----------          ----------

INCOME (LOSS) BEFORE INCOME TAXES
  AND MINORITY INTERESTS                                                            (128,998)            323,662
                                                                                  ----------          ----------

INCOME TAX BENEFIT                                                                        --                  --

MINORITY INTEREST IN EARNINGS OF
  CONSOLIDATED JOINT VENTURE                                                          10,565              11,990
                                                                                  ----------          ----------

NET INCOME (LOSS)                                                                 $ (118,433)         $  335,652

REDEEMABLE  PREFERRED STOCK
  DIVIDENDS AND ACCRETION                                                         $ (100,000)                 --
                                                                                  ----------          ----------

NET INCOME (LOSS)  ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                                                             $ (218,433)         $  335,652
                                                                                  ==========          ==========

NET INCOME (LOSS) PER COMMON SHARE  basic and diluted:                            $    (0.01)         $     0.01
                                                                                  ==========          ==========

Weighted average common shares outstanding:
  basic                                                                           26,482,388          26,482,388
  diluted                                                                         26,482,388          31,693,159



              The accompanying notes are an integral part of these consolidated financial statements.

                                            CROWN ENERGY CORPORATION

                                                   [Unaudited]

                                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS



                                                                                   For the Nine Months Ended
                                                                                          September 30,
                                                                                --------------------------------
                                                                                    2004                 2003
                                                                                ------------        ------------
SALES, Net of demerits                                                          $ 11,013,696        $ 15,674,753

COST OF SALES                                                                     11,166,002          15,265,452
                                                                                ------------        ------------

GROSS PROFIT (LOSS)                                                                 (152,306)            409,301

GENERAL AND ADMINISTRATIVE EXPENSES                                                 (990,494)         (1,113,901)
  Bad debt recovery on accounts previously allowed for                                    --             323,524
                                                                                ------------        ------------

INCOME (LOSS) FROM OPERATIONS                                                     (1,142,800)           (381,076)
                                                                                ------------        ------------

OTHER INCOME (EXPENSES):
  Interest income and other income                                                     1,510              45,836
  Interest expense                                                                  (228,503)           (203,740)

        Total other income (expense), net                                           (226,993)           (157,904)
                                                                                ------------        ------------

INCOME (LOSS) BEFORE INCOME TAXES
  AND MINORITY INTERESTS                                                          (1,369,793)           (538,980)
                                                                                ------------        ------------

INCOME TAX BENEFIT                                                                        --                  --

MINORITY INTEREST IN EARNINGS OF
  CONSOLIDATED JOINT VENTURE                                                          31,037              39,412
                                                                                ------------        ------------

NET INCOME (LOSS)                                                               $ (1,338,756)       $   (499,568)

REDEEMABLE  PREFERRED STOCK
  DIVIDENDS AND ACCRETION                                                       $   (300,000)       $   (300,000)
                                                                                ============        ============
NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                                                           $ (1,638,756)       $   (799,568)
                                                                                ============        ============


NET INCOME (LOSS) PER COMMON SHARE BASIC AND DILUTED:                           $      (0.06)       $      (0.03)
                                                                                ============        ============

Weighted average common shares outstanding:
   basic                                                                          26,482,388          26,482,388
   diluted                                                                        26,482,388          26,482,388


              The accompanying notes are an integral part of these consolidated financial statements.

                                            CROWN ENERGY CORPORATION

                                                   [Unaudited]

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                   For the Nine Months Ended
                                                                                          September 30,
                                                                                --------------------------------
                                                                                    2004                2003
                                                                                ------------        ------------
Cash flows from operating activities:

  Net income (loss)                                                             $ (1,338,756)       $   (499,568)

  Adjustments to reconcile net income (loss) to net cash used by operating activities:
      Amortization, depreciation and depletion                                       420,112             537,112
      Recovery of doubtful accounts receivable                                            --            (323,524)
      Minority interest                                                              (31,037)            (39,412)
      Change in assets and liabilities:
        Accounts receivable                                                       (3,616,312)         (2,448,812)
        Inventory                                                                   (840,071)           (761,144)
        Prepaid and other assets                                                    (170,926)             83,822
        Accounts payable                                                           4,990,550           2,017,605
        Accrued expenses and interest                                                140,320             120,433
                                                                                ------------        ------------

              Total adjustments                                                      892,636            (813,920)
                                                                                ------------        ------------

              Net cash used in operating activities                                 (446,120)         (1,313,488)
                                                                                ------------        ------------

Cash flows used in investing activities:

  Purchase of property and equipment                                                      --            (436,300)
                                                                                ------------        ------------

Cash flows used in financing activities:

  Capital contributions from partners                                                 76,245              54,456

  Payments on long-term debt                                                        (562,291)           (266,768)
                                                                                ------------        ------------

              Net cash used in financing activities                                 (486,046)           (212,312)
                                                                                ------------        ------------

              The accompanying notes are an integral part of these consolidated financial statements.

                                            CROWN ENERGY CORPORATION

                                                   [Unaudited]

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   [Continued]



                                                                                   For the Nine Months Ended
                                                                                          September 30,
                                                                                --------------------------------
                                                                                    2004                2003
                                                                                ------------        ------------
         Net Decrease in Cash:                                                      (932,166)         (1,618,388)

Cash at Beginning of Period                                                     $  1,089,862        $  2,723,068
                                                                                ============        ============

Cash at End of Period                                                           $    157,696        $  1,104,680
                                                                                ============        ============

Supplemental Disclosure of Cash Flow Information
  Cash paid during the period:
    Interest                                                                    $    126,195        $    136,081
                                                                                ============        ============
    Income taxes                                                                $         --        $         --
                                                                                ============        ============


Supplemental Schedule of Non-cash Investing and Financing Activities:

  For the period ended September 30, 2004:
    We accrued dividends on preferred stock of $300,000.
    We refinanced $929,417 of accounts payable to long-term debt through negotiated extended payment terms with the vendors.

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

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     We have prepared the accompanying consolidated financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 without an audit. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position as of September 30, 2004, results of operations for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended June 30, 2004, and 2003 have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in our December 31, 2003 Annual Report on Form 10-K. The results of operations for the period ended September 30, 2004, are not necessarily indicative of the operating results for the full year.

     Summary of Disputes - One outstanding complaint has been filed against us by Geneva Rock Products, Inc. The foregoing action was described in detail in our Annual Report on Form 10-K for the year ending December 31, 2003. On October 13, 2004 an agreement was reached with Geneva Rock to settle the litigation between the parties. This settlement will not result in any material effect on the 2004 financials as they have been presented.

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

     Impairment of Long-Lived Assets - The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life in measuring whether the assets are recoverable

     Stock-Based Compensation - The Company accounts for stock options granted to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost is recognized in the financial statements when options granted under those plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The Company granted no options during the period ending September 30, 2004 and 2003.

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                        FINANCIAL STATEMENTS [Continued]


     Going Concern - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2004, the Company had a working capital deficit, an accumulated deficit and has had substantial recurring losses. The consolidated operations of the Company have not had sustained profitability and the Company has relied upon debt financing to satisfy its obligations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     The Company's ability to continue as a going concern is subject to the attainment of profitable operations or obtaining necessary funding from outside sources to fund its cash flow requirements to purchase inventory. Management is attempting to secure financing for inventory purchases with inventory suppliers or other financing institutions. There can be no assurance that the Company will be successful in its attempts to obtain financing for its inventory purchases. In addition, management is continuing its plans to reduce overhead and other costs. Management is also considering consolidation of manufacturing facilities to maximize operating efficiency and margins on product sales. However, there can be no assurance that management will be successful in these efforts. As disclosed in Note 5, on June 7, 2004, the Company entered into an agreement with an unrelated asphalt distribution firm to organize a joint venture that will be owned 51% by the other firm and 49% by us. Substantially all of the Company's asphalt business, operations and assets will be transferred to the joint venture entity in consideration of a promissory note for $7.5 million, the payment of which will be largely contingent upon the joint venture having earnings sufficient to permit such payment, assumption of approximately $2.3 million in liabilities, and a 49% interest in the joint venture entity. The promissory note will be secured by the sold assets and business. In addition, the other joint venture participant has provided the joint venture with an operating line of credit through the end of calendar year 2004, which may be extended in subsequent years at the election of our joint venture partner. In anticipation of completing this transaction the joint venture partner has advanced interim operating capital, secured by the Company's inventory, work in progress, finished goods and accounts receivable. The Company's continuance subsequent to the transaction will be largely dependent on the success of the joint venture as payment of the $7.5 million promissory note is contingent on earnings of the joint venture. If the joint venture is unable to make payments on the promissory note, the Company may not be able to continue in business. Formation of the joint venture is contingent on a number of factors, including approval by the Company's stockholders. The officers and directors have approved the foregoing transaction. The principal stockholders and their affiliates holding a majority of the issued and outstanding common stock have also approved the foregoing transactions. In addition, the holder of the Series A Preferred Stock has indicated that it intends to approve the transaction and to waive its right to require the Company to redeem the preferred stock at its stated value plus all accrued but unpaid dividends, or for approximately $6.7 million as of September 30, 2004.

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

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                        FINANCIAL STATEMENTS [Continued]

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

     As of December 31, 2003, and September 30, 2004, there were dividends payable to the holder of the Series A Preferred Stock of $1.4 million and $1.7 million, respectively. Future dividends of 8% per annum may, at the election of the holder, be taken in cash or common stock. At the market price of $0.01 per share as of September 30, 2004, 170.0 million shares of common stock would have to be issued to satisfy the dividend payable. The Series A Preferred Stock is convertible to 4,285,000 shares of common stock, if so elected by the holder of the Series A Preferred Stock. The holder of the Series A Preferred Stock may also require the Company to redeem the Series A Preferred Stock after the eighth anniversary of the Series A Preferred Stock's issuance. In addition, in the event of a sale of all or substantially all of the Company's assets, or a merger or consolidation in which control of the Company is transferred, may, at the option of the Series A Preferred Stockholder, be treated as a liquidation, thus resulting in the repurchase of the Series A Preferred Stock at its stated value and all outstanding related dividends.

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

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                        FINANCIAL STATEMENTS [Continued]


NOTE 4 - PROFIT/ LOSS PER SHARE

     Basic net loss per common share ("Basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the weighted average dilutive common share equivalents then outstanding. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect. Common share equivalents consist of shares issuable upon the exercise of options and warrants to purchase common stock, the conversion of any convertible debentures and related accrued interest, and shares issuable upon conversion of any preferred stock.

     We had at September 30, 2004, and September 30, 2003, incremental options and warrants to purchase, 3,372,919 shares and 3,988,919 shares of common stock, respectively, that were not included in the computation of diluted earnings (loss) per share for the three and nine months ended September 30, 2004 and for the nine months ended September 30, 2003, because their effect was anti-dilutive. We also had preferred stock outstanding at September 30, 2004, and September 30, 2003, which is convertible into approximately 4,285,000 shares of common stock that was not included in the computation of diluted loss per share for the three and nine months ended September 30, 2004 and for the nine months ended September 30, 2003, as its effect was anti-dilutive. Accordingly, diluted loss per share does not differ from basic loss. As of September 30, 2004, there were preferred stock dividends payable in the amount of $1,700,000. Pursuant to the designations and preferences of the preferred stock, the holder of the preferred stock can elect to require us to pay dividends accruing in the future, by the issuance of common stock in lieu of cash payments at a price generally equivalent to the trading price for our common stock in the over-the-counter market, as detailed in the designations and preferences. The market price for our common stock was $0.01 per share as of October 31, 2004.


NOTE 5 -  PROPOSED AGREEMENT FOR SALE OF ASSET

     On June 7, 2004, the Company entered into an agreement with an unrelated asphalt distribution firm to organize a joint venture that will be owned 51% by the other firm and 49% by us. Substantially all of the Company's asphalt business, operations and assets will be transferred to the joint venture entity in consideration of a promissory note for $7.5 million, the payment of which will be largely contingent upon the joint venture having earnings sufficient to permit such payment, assumption of approximately $2.3 million in liabilities, and a 49% interest in the joint venture entity. The promissory note will be secured by the sold assets and business. In addition, the other joint venture participant will provide the joint venture with an operating line of credit through the end of calendar year 2004, which may be extended in subsequent years at the election of our joint venture partner. In anticipation of completing this transaction the joint venture partner has advanced interim

                            CROWN ENERGY CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                        FINANCIAL STATEMENTS [Continued]


     operating capital, secured by the Company's inventory, work in progress, finished goods and accounts receivable. Formation of the joint venture is contingent on a number of factors, including approval by the Company's stockholders. The officers and directors have approved the foregoing transaction. The principal stockholders and their affiliates holding a majority of the issued and outstanding common stock have also approved the foregoing transactions. In addition, the holder of the Series A Preferred Stock has indicated that it intends to approve the transaction and to waive its right to require the Company to redeem the preferred stock at its stated value plus all accrued but unpaid dividends, or for approximately $6.7 million as of September 30, 2004.

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

Liquidity and Capital Resources

         At September 30, 2004, we had cash and other current assets of $5.9 million, as compared to cash and other current assets of $2.38 million at December 31, 2003. The increase of approximately $3.52 million was generally due to an increase in accounts receivable and inventory, which is offset, by an increase in accounts payable.

         Our business requires a large amount of working capital to fund raw material purchases and accounts receivable. During the colder quarters ending December 31 and March 31, we require working capital to purchase raw materials when prices are typically at their annual low and store these materials until they are processed and sold during the warmer summer months when most paving occurs. As discussed below, in recent years we have not had sufficient working capital to take advantage of low raw material prices during the winter months and have, therefore, been required to fill our raw material needs in the warmer summer months when prices are typically higher. We typically generate a large majority of our sales during the warmer summer months. For example, during the preceding year we generated approximately 91% of our annual sales during the quarters ended June 30 and September 30, 2003. Therefore, during these periods we require large amounts of working capital to fund accounts receivables and general operations. We have not had third party working capital financing since 1999 and we have been unable to obtain adequate financing on acceptable terms.

         Our auditor's report on our financial statements for the year ended December 31, 2003, as for prior years, contained an explanatory paragraph about our ability to continue as a going concern. We have continued to suffer from shortages of working capital needed to optimize operating economies and that has threatened the survival of the Company. Given our financial condition, generally, outside working capital funding requires personal guarantees, and our officers and directors have been unwilling to provide such guarantees for our benefit as a publicly-held company. As previously reported, our Board of Directors approved the investigation of alternatives for a "going-private" transaction. In order to ensure the survival of the Company and resolve its working capital problems, the Board has approved the sale of all of its asphalt manufacturing and distribution assets and related business. Formation of the joint venture is contingent on a number of factors, including approval by the Company's stockholders. The officers and directors have approved the foregoing transaction. The principal stockholders and their affiliates holding a majority of the issued and outstanding common stock have also approved the foregoing

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

transactions. In addition, the holder of the Series A Preferred Stock has indicated that it intends to approve the transaction and to waive its right to require the Company to redeem the preferred stock at its stated value plus all accrued but unpaid dividends, or for approximately $6.7 million as of September 30, 2004.

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

         As of September 30, 2004, we had a working capital deficit of approximately $2.64 million, an accumulated deficit of $6.1 million, and total stockholders' deficit of $2.16 million.

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

Results of Operations

     For the three month period ending September 30, 2004, compared to the three month period ending September 30, 2003
     ---------------------------------------------------------------------------

         Total revenue decreased from $9,318,111 for the three-month period ended September 30, 2003, to $7,562,272 for the three-month period ended September 30, 2004, a decrease of $1,755,839. Cost of sales decreased from $8,549,195 for the same period in 2003 to $7,251,197 for the same period in 2004, a decrease of $1,297,998. The decrease in revenues was primarily the result of a decrease in sales volume of approximately 11,745 tons offset partially by an increase in revenue per ton of approximately $13.94. The decrease in tons is primarily due to contracted business start dates occurring later in the asphalt paving season compared to the previous year, and some projects being deferred to the 2005 paving season. The decrease in cost of sales in the 2004 interim period is primarily the result of the reduced volume and reduced facility operating costs predominately made up of salaries and wages offset partially by an increase per ton in the cost of raw materials of approximately $15.30.

         General and administrative expenses decreased from $374,990 for the three-month period ended September 30, 2003, to $353,732 for the three-month period ended September 30, 2004, a decrease of $21,258. This decrease is primarily due to a reduction in salaries and wages.

         Net other income/expenses increased from an expense of $70,264 for the three-month period ended September 30, 2003, to an expense of $86,341 for the three-month period ended September 30, 2004, an increased expense of $16,077. This increase is primarily due to interest expense on funds advanced on the operating line of credit.

         Minority interest of $10,565 represents Foreland's approximate 33% interest in the loss of CAT, LLC.

     For the nine month period ending September 30, 2004, compared to the nine month period ending September 30, 2003
     ---------------------------------------------------------------------------

         Total revenue decreased from $15,674,753 for the nine-month period ended September 30, 2003, to $11,013,696 for the nine-month period ended September 30, 2004, a decrease of $4,661,057. Cost of sales decreased from $15,265,452 for the same period in 2003 to $11,166,002 for the same period in 2004, a decrease of $4,099,450. The decrease in revenues was primarily the result of a decrease in sales volume of approximately 27,045 tons partially offset by an increase in revenue per ton of approximately $12.03 per ton. The decrease in tons

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


is primarily due to a reduction in contracted business compared to the previous year resulting from working capital uncertainties during the bidding process. The decrease in cost of sales in the 2004 interim period is primarily the result of reduced volume and reduced facility operating costs predominately made up of salaries, wages and insurance offset partially by an increase per ton in asphalt and asphalt blend stocks of approximately $10.48.

         General and administrative expenses decreased from $1,113,901 for the nine-month period ended September 30, 2003, to $990,494 for the nine-month period ended September 30, 2004, a decrease of $123,407. This decrease is primarily due to a reduction in salaries, wages and supplies. During 2003 a recovery of a receivable that was allowed for in a prior year for $323,524 was recorded as a bad debt recovery.

         Net other income/expenses increased from an expense of $157,904 for the nine-month period ended September 30, 2003, to an expense of $226,993 for the nine-month period ended September 30, 2004, an increase of $69,089. This increase is the result of increased interest expense of $24,763 and a dividend received in 2003 in the amount of $42,611.

         Minority interest of $31,037 represents Foreland's approximate 33% interest in the loss of CAT, LLC.



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

                           PART II - OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

         On October 13, 2004 an agreement was reached with Geneva Rock Products Inc. to settle the litigation between the parties. This settlement will not result in any material effect on the 2004 financials as they have been presented. No other changes have occurred see our Annual Report on Form 10K for year ended December 31, 2003 for pending actions.




                ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.


                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         As of June 30, 2004, there were arrearages in the amount of $1,700,000 on dividends on our preferred stock.



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

                                                 CROWN ENERGY CORPORATION
                                                 (Registrant)



Date: November 15, 2004                          By: /s/ Jay Mealey
                                                    ----------------------------
                                                    Jay Mealey,
                                                    Chief Executive Officer


Date: November 15, 2004                          By: /s/ Alan Parker
                                                    ----------------------------
                                                    Alan Parker, Controller